Form 10-Q
period 2012-09-30
WHITEWAVE FOODS Co
filed 2012-11-30
CIK 1555365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from             to

Commission File Number 001-35708

The WhiteWave Foods Company

(Exact name of the registrant as specified in its charter)

Delaware	46-0631061
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2711 North Haskell Avenue, Suite 3400

Dallas, Texas 75204

(214) 303-3400

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer)”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒

As of November 26, 2012, there were 23,000,000 outstanding shares of Class A common stock, par value $0.01 per share, and 150,000,000 outstanding shares of Class B common stock, par value $0.01 per share.

Introductory Note

As used in this Quarterly Report on Form 10-Q, the terms “WhiteWave,” the “Company,” “we,” “us,” and “our” may, depending on the context, refer to The WhiteWave Foods Company, to one or more of its consolidated subsidiaries, including WWF Operating Company, or to The WhiteWave Foods Company and all of its subsidiaries taken as a whole. References to “WWF Opco” refer to WWF Operating Company, which historically was a wholly-owned subsidiary of Dean Foods and is now a wholly-owned subsidiary of The WhiteWave Foods Company. At the time of the contribution (as described below), WWF Opco held substantially all of the historical assets and liabilities related to the business that The WhiteWave Foods Company acquired pursuant to the contribution. References to “Dean Foods” refer to Dean Foods Company, our parent company.

The WhiteWave Foods Company, which was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Opco, had nominal assets and no liabilities, and conducted no operations prior to the completion of the Company’s initial public offering (the “IPO”) in October 2012. Therefore, we believe that a discussion of the historical results of The WhiteWave Foods Company would not be meaningful. Accordingly, except as otherwise indicated, this Quarterly Report on Form 10-Q analyzes the historical financial information for WWF Opco.

In connection with the Company’s IPO, we filed a prospectus pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (“SEC”) dated October 25, 2012 (the “Prospectus”). The Prospectus describes the details of the IPO and the separation of our business from Dean Foods’ other businesses.

The following transactions occurred subsequent to September 30, 2012 in connection with the IPO and the separation of our business from Dean Foods’ other businesses and will be reflected in the financial statements of the Company’s future periodic filings:

•

On October 5, 2012, WWF Opco issued a series of intercompany notes to Dean Foods in the aggregate principal amount of $1.155 billion to evidence the payment of a dividend by WWF Opco to Dean Foods. The notes had various maturity dates beginning in October 2013 and continuing until May 2014, and bore interest at a fixed rate of 2.733% per annum. The notes were unsecured and not guaranteed.

•

On October 12, 2012, the Company entered into a credit agreement, among the Company, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement governs the Company’s senior secured credit facilities, which consist of a revolving credit facility in an aggregate principal amount of $850 million and term loan facilities in an aggregate principal amount of $500 million.

•

On October 15, 2012, we amended and restated our certificate of incorporation and by-laws, increased the total number of authorized shares of our capital stock to 2,045,000,000 shares, and created two classes of common stock that have the same economic rights, including with respect to dividends and distributions. Class A common stock is entitled to one vote per share, and Class B common stock is entitled to ten votes per share with respect to all matters submitted to a vote of our stockholders, subject, in the case of the Class B common stock, to reduction in accordance with terms of the amended and restated certificate of incorporation. The common stock held by Dean Foods prior to the IPO was reclassified into Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at any time at Dean Foods’ election and automatically in certain circumstances.

•

On October 31, 2012, we completed the IPO and sold 23,000,000 shares of Class A common stock at a price of $17.00 per share. Prior to completion of the IPO, Dean Foods contributed the capital stock of WWF Opco to us in exchange for 150,000,000 shares of our Class B common stock. On October 31, 2012, in connection with the IPO, the Company incurred approximately $885 million in new indebtedness under these facilities and contributed substantially all of the net proceeds to WWF Opco. We contributed $282 million of the net proceeds from the IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds under the Credit Agreement, to repay then-outstanding obligations under intercompany notes owed to Dean Foods, as described above.

•

On November 1, 2012, the remaining net proceeds of approximately $86 million from the IPO were used to repay a portion of the indebtedness then outstanding under the revolving portion of our new senior secured credit facilities.

Following completion of the IPO, Dean Foods owns none of our Class A common stock and 100% of our Class B common stock. Dean Foods owns 86.7% of the economic interest in our outstanding common stock and 98.5% of the voting power with respect to all matters submitted to a vote of our stockholders.

Additionally, the Company and WWF Opco entered into a number of agreements to formalize ongoing commercial arrangements with certain wholly-owned Dean Foods subsidiaries in connection with the separation of our business from the rest of Dean Foods’ businesses, including transitional sales agreements, manufacturing and supply agreements, and a cream supply agreement. In addition, in connection with the IPO, we and Dean Foods entered into a separation and distribution agreement, a transition services agreement, a tax matters agreement, a registration rights agreement, and an employee matters agreement, which agreements govern the separation of our business from the rest of Dean Foods’ businesses, the IPO and future dispositions of Dean Foods’ remaining ownership interest in us, through a spin-off, equity-for-debt exchange or other transaction. Forms of those agreements have been filed with the SEC as exhibits to our Registration Statement on Form S-1 (File No. 333-183112) in connection with the IPO.

As discussed in the section entitled “Part I – Financial Information – Item 1 – Condensed Consolidated Financial Statements (Unaudited)” in this Form 10-Q, the historical consolidated financial statements of WWF Opco have been prepared on a stand-alone basis in accordance with U.S. generally accepted accounting principles and are derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to WWF Opco’s operations, and includes allocations of expenses from Dean Foods. WWF Opco’s consolidated and segment results are not necessarily indicative of future performance and do not reflect what financial performance would have been had WWF Opco been a stand-alone public company during the periods presented.

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

The WhiteWave Foods Company

Balance Sheet

(Unaudited)

September 30, 2012
ASSETS
Cash and cash equivalents	$1,000

Total Assets	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$—

Stockholders’ equity
Preferred stock, $0.01 par value, 170,000,000 shares authorized; no shares issued and outstanding
Class A common stock, $0.01 par value, 1,700,000,000 shares authorized; no shares issued and outstanding	—
Class B common stock, $0.01 par value, 175,000,000 shares authorized; 100 shares issued and outstanding	1
Additional paid-in capital	999

Total stockholders’ equity	1,000

Total Liabilities and Stockholders’ Equity	$1,000

See notes to the financial statements.

The WhiteWave Foods Company

Notes to the Financial Statements

September 30, 2012

(Unaudited)

1. Background and Basis of Presentation

The WhiteWave Foods Company (unless otherwise indicated, referred to in these notes to the financial statements as “we,” “us,” “our,” or the “Company”), which was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company (“WWF Opco”), had nominal assets and no liabilities, and conducted no operations prior to the completion of the Company’s initial public offering (the “IPO”) on October 31, 2012.

The accompanying financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has authorized 1,000 shares of $0.01 par value per share common stock. 100 of these shares are issued and outstanding as of September 30, 2012.

2. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of September 30, 2012 through the unaudited balance sheet issuance of November 30, 2012.

On October 5, 2012, WWF Opco issued a series of intercompany notes to Dean Foods in the aggregate principal amount of $1.155 billion to evidence the payment of a dividend by WWF Opco to Dean Foods. The notes had various maturity dates beginning in October 2013 and continuing until May 2014, and bore interest at a fixed rate of 2.733% per annum. The notes were unsecured and not guaranteed.

On October 12, 2012, the Company entered into a credit agreement, among the Company, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement governs the Company’s senior secured credit facilities, which consist of a revolving credit facility in an aggregate principal amount of $850 million and term loan facilities in an aggregate principal amount of $500 million.

On October 15, 2012, we amended and restated our certificate of incorporation and by-laws, increased the total number of authorized shares of our capital stock to 2,045,000,000 shares, and created two classes of common stock that have the same economic rights, including with respect to dividends and distributions. Class A common stock is entitled to one vote per share, and Class B common stock is entitled to ten votes per share with respect to all matters submitted to a vote of our stockholders, subject, in the case of the Class B common stock, to reduction in accordance with terms of the amended and restated certificate of incorporation. The common stock held by Dean Foods prior to the IPO was reclassified into Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at any time at Dean Foods’ election and automatically in certain circumstances.

In connection with the IPO, on October 25, 2012, the Company granted equity to certain of our executive officers and employees with an aggregate value of approximately $30 million (the “IPO grants”) in order to, among other things, provide executives and employees with an immediate equity interest in the Company and align their interests with those of our stockholders. The IPO grants consisted of a combination of stock options, restricted stock units (“RSUs”), phantom shares, cash awards, and stock appreciation rights (“SARs”). The grant date fair value of the stock options and SARs was based on the per share IPO price of $17.00 per share and a set of Black-Scholes assumptions specific to us. The IPO grants will be expensed ratably over a three-year vesting term.

In connection with the IPO, on October 31, 2012, Dean Foods novated certain of its interest rate swaps to us with a notional value of $650 million and a maturity date of March 31, 2017 (the “2017 swaps”). We are now the sole counterparty to the financial institutions under these swap agreements and are directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to their terms.

On October 31, 2012, we completed the IPO and sold 23,000,000 shares of Class A common stock at a price of $17.00 per share. Prior to completion of the IPO, Dean Foods contributed the capital stock of WWF Opco to us in exchange for 150,000,000 shares of our Class B common stock. On October 31, 2012, in connection with the IPO, the Company incurred approximately $885 million in new indebtedness under these facilities and contributed substantially all of the net proceeds to WWF Opco.

We contributed $282 million of the net proceeds from the IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds of the indebtedness under the Credit Agreement, to repay then-outstanding obligations under intercompany notes owed to Dean Foods, as described above. The remaining net proceeds of approximately $86 million from the IPO were subsequently used to repay indebtedness under the revolving portion of our new senior secured credit facilities.

Following completion of the IPO, Dean Foods owns none of our Class A common stock and 100% of our Class B common stock. Dean Foods owns 86.7% of the economic interest in our outstanding common stock and 98.5% of the voting power with respect to all matters submitted to a vote of our stockholders.

Additionally, the Company and WWF Opco entered into a number of agreements to formalize ongoing commercial arrangements with certain wholly-owned Dean Foods subsidiaries in connection with the separation of our business from the rest of Dean Foods’ businesses, including transitional sales agreements, manufacturing and supply agreements, and a cream supply agreement. In addition, in connection with the IPO, we entered into a separation and distribution agreement, a transition services agreement, a tax matters agreement, a registration rights agreement, and an employee matters agreement, which agreements govern the separation of our business from the rest of Dean Foods’ businesses, the IPO and future dispositions of Dean Foods’ remaining ownership interest in us, through a spin-off, equity-for-debt exchange or other transaction. Forms of those agreements have been filed with the SEC as exhibits to our Registration Statement on Form S-1 (File No. 333-183112) in connection with the IPO. These agreements became effective no later than the completion of the IPO.

WWF OPERATING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,944	$96,987
Receivables, net of allowance of $1,192 and $1,233	120,939	101,991
Related party receivables	10,728	11,082
Inventories	142,080	127,415
Deferred income taxes	9,051	10,621
Prepaid expenses and other current assets	21,719	21,776
Assets held for sale	—	3,897

Total current assets	355,461	373,769
Property, plant and equipment, net	588,240	587,259
Identifiable intangible and other assets, net	380,725	385,321
Goodwill	761,505	762,336

Total Assets	$2,085,931	$2,108,685

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Accounts payable and accrued expenses	$263,674	$235,047
Income tax payable	1,151	1,366
Liabilities of disposal groups held for sale	—	837

Total current liabilities	264,825	237,250
Long-term debt	440,255	456,171
Deferred income taxes	255,239	254,306
Other long-term liabilities	19,383	20,272
Commitments and Contingencies (Note 10)
Invested equity:
Parent's net investment	1,141,306	1,172,254
Accumulated other comprehensive loss	(35,077)	(36,335)

Invested equity attributable to WWF Operating Company	1,106,229	1,135,919
Non-controlling interest	—	4,767

Total invested equity	1,106,229	1,140,686

Total Liabilities and Invested Equity	$2,085,931	$2,108,685

See notes to condensed consolidated financial statements.

WWF OPERATING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share data)
Net sales	$550,507	$484,899	$1,601,391	$1,406,502
Net sales to related parties	24,346	24,671	79,936	77,719

Total net sales	574,853	509,570	1,681,327	1,484,221
Cost of sales	370,215	337,018	1,089,098	982,058

Gross profit	204,638	172,552	592,229	502,163
Related party license income	10,727	11,129	32,043	31,598
Operating costs and expenses:
Selling and distribution	125,551	103,881	368,408	307,578
General and administrative	46,456	31,808	121,435	99,456

Total operating costs and expenses	172,007	135,689	489,843	407,034

Operating income	43,358	47,992	134,429	126,727
Other expense (income):
Interest expense	990	2,075	3,600	7,285
Other expense (income), net	97	600	780	(170)

Total other expense	1,087	2,675	4,380	7,115

Income from continuing operations before income taxes	42,271	45,317	130,049	119,612
Income tax expense	15,979	12,180	46,066	36,309

Income from continuing operations	26,292	33,137	83,983	83,303
Gain on sale of discontinued operations, net of tax	—	3,616	—	3,616
Loss from discontinued operations, net of tax	—	(18,527)	—	(25,573)

Net income	26,292	18,226	83,983	61,346
Net loss attributable to non-controlling interest	—	11,537	—	15,925

Net income attributable to WWF Operating Company	$26,292	$29,763	$83,983	$77,271

Pro forma net income per share (Note 14) — basic and diluted	$0.18	$0.20	$0.56	$0.52

Weighted average shares of common stock outstanding used in computing the pro forma net income per share (Note 14) — basic and diluted	150,000,000	150,000,000	150,000,000	150,000,000

See notes to condensed consolidated financial statements.

WWF OPERATING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$26,292	$18,226	$83,983	$61,346
Other comprehensive income (loss), net of tax
Net change in minimum pension liability	(59)	42	(41)	(16)
Foreign currency translation adjustment	7,784	(25,572)	1,366	8,958
Change in fair value of derivative instruments	55	89	(67)	(44)

Other comprehensive income (loss), net of tax	7,780	(25,441)	1,258	8,898

Comprehensive income (loss)	34,072	(7,215)	85,241	70,244
Comprehensive loss attributable to non-controlling interest	—	11,537	—	15,925

Comprehensive income attributable to WWF Operating Company	$34,072	$4,322	$85,241	$86,169

See notes to condensed consolidated financial statements.

WWF OPERATING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INVESTED EQUITY

(Unaudited)

	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Invested Equity
	(In thousands)
Balance at December 31, 2011	$1,172,254	$(36,335)	$4,767	$1,140,686
Net income attributable to WWF Operating Company	83,983	—	—	83,983
Change in Parent's investment, net	(121,779)	—	—	(121,779)
Share-based compensation funded by Parent	6,848	—	—	6,848
Wind-down of joint venture	—	—	(4,767)	(4,767)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $26	—	(41)	—	(41)
Foreign currency translation adjustment	—	1,366	—	1,366
Change in fair value of derivative instruments, net of tax benefit of $43	—	(67)	—	(67)

Balance at September 30, 2012	$1,141,306	$(35,077)	$—	$1,106,229

See notes to condensed consolidated financial statements.

WWF OPERATING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF INVESTED EQUITY

(Unaudited)

	Parent's Net Investment	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Invested Equity
	(In thousands)
Balance at December 31, 2010	$1,134,568	$(24,668)	$14,563	$1,124,463
Net income attributable to WWF Operating Company	77,271	—	—	77,271
Change in Parent's investment, net	(69,777)	—	—	(69,777)
Share-based compensation funded by Parent	4,743	—	—	4,743
Capital contribution from non-controlling interest	—	—	6,304	6,304
Net loss attributable to non-controlling interest	—	—	(15,925)	(15,925)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $12	—	(16)	—	(16)
Foreign currency translation adjustment	—	8,958	—	8,958
Change in fair value of derivative instruments, net of tax benefit of $22	—	(44)	—	(44)

Balance at September 30, 2011	$1,146,805	$(15,770)	$4,942	$1,135,977

See notes to condensed consolidated financial statements.

WWF OPERATING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,983	$61,346
Loss from discontinued operations	—	25,573
Gain on sale of discontinued operations, net	—	(3,616)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,723	50,795
Share-based compensation expense funded by Parent	6,848	4,743
Amortization of debt issuance costs	628	1,884
Loss on disposals and other, net	8,361	18,609
Deferred income taxes	2,552	14,415
Other	2,870	1,153
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Receivables	(18,530)	(12,745)
Related party receivables	354	(490)
Inventories	(14,627)	(13,076)
Prepaid expenses and other assets	1,783	(3,189)
Accounts payable and accrued expenses	19,756	(3,156)
Income taxes payable	(209)	340

Net cash provided by operating activities — continuing operations	148,492	142,586
Net cash provided by operating activities — discontinued operations	—	5,180

Net cash provided by operating activities	148,492	147,766
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(66,821)	(89,159)
Proceeds from recoveries	3,356	—
Proceeds from sale of fixed assets	1,802	445

Net cash used in investing activities — continuing operations	(61,663)	(88,714)
Net cash used in investing activities — discontinued operations	(129)	(217)

Net cash used in investing activities	(61,792)	(88,931)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Parent, net	(117,270)	(74,812)
Payments of capital lease obligations	—	(100)
Proceeds from receivables-backed facility	150,734	262,798
Payments for receivables-backed facility	(166,650)	(236,708)
Capital contribution from non-controlling interest	—	6,304

Net cash used in financing activities — continuing operations	(133,186)	(42,518)
Net cash provided by/(used in) financing activities — discontinued operations	24	(720)

Net cash used in financing activities	(133,162)	(43,238)
Effect of exchange rate changes on cash and cash equivalents	419	29

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(46,043)	15,626
Cash and cash equivalents, beginning of period	96,987	73,812

Cash and cash equivalents, end of period	$50,944	$89,438

See notes to condensed consolidated financial statements.

WWF OPERATING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Unless otherwise indicated, references in these notes to the unaudited condensed consolidated financial statements to “we,” “us,” “our,” “WWF Opco,” or the “Company” refer to WWF Operating Company.

1. General

Nature of Our Business — WWF Opco was incorporated on March 28, 2005. The capitalization of the Company was $1,000 (one thousand shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively) and is reflected in Parent’s net investment in the unaudited condensed consolidated balance sheets and statements of invested equity.

WWF Opco was a wholly-owned subsidiary of Dean Foods Company (“Dean Foods”) through September 30, 2012 and remained a direct, wholly-owned subsidiary of Dean Foods until October 25, 2012 when Dean Foods contributed all of the capital stock of WWF Opco to The WhiteWave Foods Company (“WhiteWave”). WhiteWave was incorporated as a wholly-owned subsidiary of Dean Foods on July 17, 2012 and completed its initial public offering (“IPO”) on October 31, 2012. Prior to the IPO, WWF Opco held substantially all of the historical assets and liabilities related to the business that WhiteWave acquired pursuant to the contribution described above. See Note 13 — “Subsequent Events” for more discussion.

We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. Our brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products, while our European brands of plant-based foods and beverages include Alpro and Provamel.

Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 included in our prospectus dated October 25, 2012, which was filed with the Securities and Exchange Commission (“Prospectus”). In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. Our results of operations for the three and nine months ended September 30, 2012 and 2011 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 contained in our Prospectus.

The historical unaudited condensed consolidated financial statements have been prepared on a stand-alone basis in accordance with U.S. GAAP and are derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations, and assets and liabilities attributed to our operations and include allocations of expenses from Dean Foods. The consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company during the periods presented.

Dean Foods currently provides certain corporate services to us, and costs associated with these functions have been allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as share-based compensation expense attributable to our employees and an allocation of share-based compensation attributable to employees of Dean Foods. The costs of such services have been allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $42.3 million (which includes $12.0 million of transaction costs related to the offering) and $23.8 million in the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, these allocations were $18.5 million (which includes $8.0 million of transaction costs related to the offering) and $6.9 million, respectively. These cost allocations are primarily reflected within general and administrative expenses in our unaudited condensed consolidated statements of operations as well as classified as Corporate and Other in Note 11 “Segment, Geographic and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Following the IPO, Dean Foods continues to provide many of these services related to these functions on a transitional basis for a fee.

After the IPO, as a stand-alone public company, we have assumed responsibility for the costs of these functions. The allocations may not reflect the expense we would have incurred as a stand-alone public company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

The total invested equity represents Dean Foods’ interest in our recorded net assets. The Parent’s net investment balance represents the cumulative net investment by Dean Foods in us through that date, including any prior net income or loss or other comprehensive income or loss attributed to us and contributions received from or distributions made to Dean Foods. Current domestic income tax liabilities are deemed to be remitted in cash to Dean Foods in the period the related income tax expense is recorded. Certain transactions between us and other related parties that are wholly-owned subsidiaries of Dean Foods, including allocated expenses and settlement of intercompany transactions, are also included in Dean Foods’ net investment.

Invested equity in the unaudited condensed consolidated balance sheets includes net payables to affiliates of Dean Foods of $291.9 million and $406.8 million as of September 30, 2012 and December 31, 2011, respectively.

In July 2009, a portion of Dean Foods’ consolidated debt was allocated to us based on amounts directly incurred by us to fund the acquisition of Alpro. Interest expense was allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as debt. Management believes the basis of allocation for debt, interest expense and debt issuance costs is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See Note 6 “Debt and Allocated Portion of Dean Foods’ Debt.”

Recently Issued Accounting Pronouncements — In July 2012 the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. We are currently evaluating the impact this standard will have on our annual indefinite-lived asset impairment testing process.

2. Discontinued Operations and Divestitures

Hero Group (“Hero”) Joint Venture

In the second quarter of 2011, we began evaluating strategic alternatives related to our joint venture with Hero. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners, to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the value of the joint venture’s long-lived assets to fair value less costs to sell as of September 30, 2011. During the fourth quarter of 2011, the majority of the Hero 50% owned joint venture wind down was complete with the remainder of the wind down completed in the first quarter of 2012. For the three and nine months ended and as of September 30, 2012, the joint venture’s operations were immaterial and only an immaterial amount of assets remain as part of our investment. We may incur additional charges related to our final settlement with Hero Group. Our Hero operations have been classified as discontinued operations in our unaudited condensed consolidated financial statements.

3. Inventories

Inventories, net of reserves of $2.9 million and $2.3 million at September 30, 2012 and December 31, 2011, respectively, consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$72,008	$66,699
Finished goods	70,072	60,716

Total	$142,080	$127,415

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	North America	Europe	Total
	(In thousands)
Balance at December 31, 2011	$600,316	$162,020	$762,336
Foreign currency translation	—	(831)	(831)

Balance at September 30, 2012	$600,316	$161,189	$761,505

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:			(In thousands)
Trademarks (1)	$348,406	$—	$348,406	$349,041	$—	$349,041
Intangible assets with finite lives:
Customer lists and relationships (2)	37,265	(13,979)	23,286	36,593	(12,061)	24,532
Trademarks	968	(962)	6	968	(960)	8

Total	$386,639	$(14,941)	$371,698	$386,602	$(13,021)	$373,581

(1)	The decrease in the carrying amount of intangible assets between December 31, 2011 and September 30, 2012 is the result of foreign currency translation adjustments.
(2)	The increase in the gross carrying amount of customer lists and relationships is the result of purchasing intangible assets during the nine months ended September 30, 2012 and foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the nine months ended September 30, 2012 and 2011 was $1.9 million and $2.0 million, respectively. Amortization expense on finite-lived intangible assets for both the three months ended September 30, 2012 and 2011 was $0.7 million. Estimated intangible asset amortization expense is $2.5 million for 2012 through 2014 and $2.4 million for 2015 through 2016.

5. Income Taxes

Income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. However, as a result of being included in the Dean Foods’ U.S. consolidated federal income tax return and Dean Foods’ payment of domestic taxes, U.S. federal and state current income tax liabilities are included in Parent’s net investment in the Company’s unaudited condensed consolidated balance sheets. Foreign income tax liabilities are paid by the Company and therefore are presented separately. All of our wholly-owned U.S. operating subsidiaries, as well as our proportional share of the operations of our consolidated joint venture, are included in the preparation of our U.S. federal consolidated tax calculation. Our foreign subsidiaries are required to file local jurisdiction income tax returns with respect to their operations.

For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income from continuing operations before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.

Income tax expense was recorded at an effective rate of 37.8% and 26.9% in the three months ended September 30, 2012 and 2011, respectively and 35.4% and 30.4% in the nine months ended September 30, 2012 and 2011, respectively. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. The effective tax rates for the periods in 2012 increased due to non-deductible transaction costs related to the IPO. Also, the effective tax rates for the periods in 2011 were favorably impacted by settlements of taxing authority examinations.

6. Debt and Allocated Portion of Dean Foods’ Debt

Our outstanding debt as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011
	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Allocated portion of Dean Foods debt:
Senior Secured Credit Facility	$440,255	2.64%	$440,255	3.00%

	440,255		440,255
WWF Operating Company debt obligations:
Receivables-backed facility	—		15,916	1.31%

	—		15,916

Total long-term debt	$440,255		$456,171

Allocated Portion of Dean Foods’ Debt (Senior Secured Credit Facility)

We were allocated $440.3 million from the Dean Foods senior secured credit facility on July 2, 2009 to fund our acquisition of Alpro. Interest expense has been allocated based on the historical interest rates of the Dean Foods senior secured credit facility and totaled approximately $8.9 million and $10.1 million in the nine months ended September 30, 2012 and 2011, respectively. Interest expense for the three months ended September 30, 2012 and 2011 was $2.9 million and $3.2 million, respectively. Debt issuance costs have been allocated in the same proportion as debt and are recorded as a non-current asset included in our unaudited condensed consolidated balance sheets. No principal, interest, or debt issuance costs have been paid by us historically. Upon the completion of the IPO, the principal balances associated with this allocated portion of the Dean Foods senior secured credit facility were settled as a contribution to capital from Dean Foods to us.

Dean Foods’ senior secured credit facility is secured by liens on substantially all of Dean Foods’ domestic assets, including the assets of Dean Foods’ domestic subsidiaries. See Note 12 “Related Party Transactions — Guarantees.”

Receivables-Backed Facility

In 2004, we began participating in Dean Foods’ receivables-backed facility. We sell certain of our accounts receivable to a wholly-owned entity that is intended to be bankruptcy-remote. The entity transfers the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The securitization is treated as borrowing for accounting purposes. We are the beneficiary and obligor for all borrowings and repayments under our portion of the Dean Foods facility. On September 28, 2011, Dean Foods amended the terms of the agreement to extend the liquidity termination date to September 25, 2013, to include the ability to issue letters of credit of up to $300 million under the facility, and to amend certain other terms.

During the first nine months of 2012, we borrowed $150.7 million and subsequently repaid $166.7 million under the facility. There was no outstanding debt balance securitized by the Company’s accounts receivable as of September 30, 2012.

In connection with the IPO, effective September 1, 2012, we are no longer a participant in the Dean Foods receivables securitization program. Receivables sold by us to the entity on or prior to August 31, 2012 will continue to be collected by Dean Foods; however, any receivables generated by us subsequent to September 1, 2012 will not be sold into the receivables securitization program.

Alpro Revolving Credit Facility

Our Alpro operations have access to a multicurrency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). Proceeds under the facility may be used for Alpro’s working capital and other general corporate purposes. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013. At September 30, 2012, there were no outstanding borrowings under this facility.

The facility is unsecured, and as of September 30, 2012, was guaranteed by Dean Foods and various Alpro subsidiaries. In connection with the IPO, effective as of October 9, 2012, Dean Foods was released from this guarantee.

7. Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

Foreign Currency

Our international operations represented approximately 25% and 16% of our long-lived assets and net sales, respectively, as of and for the nine months ended September 30, 2012. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

During the nine month period ended September 30, 2012, we repatriated approximately €55.0 million from our foreign operations to Dean Foods. We entered into forward contracts to purchase $71 million to mitigate potential currency fluctuations as we took steps to mobilize the funds. These derivative instruments were not designated as hedging instruments, and changes in fair value of the instruments were recognized immediately in other operating (income) expense in our unaudited condensed consolidated statements of operations. We recognized a net gain of $0.6 million related to these instruments during the nine months ended September 30, 2012. These gains were substantially offset by foreign currency losses related to an intercompany note that was repaid as part of the cash repatriation transaction.

As of September 30, 2012 and December 31, 2011, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative Assets		Derivative Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts — current(1)	$—	$411	$102	$—
Commodities contracts — current(1)	101	—	—	—

Total derivatives	$101	$411	$102	$—

(1)	Derivative assets and liabilities that have settlement dates equal or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expense, respectively, in our unaudited condensed consolidated balance sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
(Gains) Losses on foreign currency contracts(1)	$(193)	$21	$(212)	$21
(Gains) Losses on commodities contracts(2)	(25)	—	177	—

(1)	Recorded in cost of sales in our unaudited condensed consolidated statements of operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited condensed consolidated statements of operations.

Based on current commodity prices and exchange rates, we estimate that $0.1 million of hedging activity related to our commodities contracts and $0.1 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

Commodities

We are exposed to commodity price fluctuations, including milk, non-genetically modified (“non-GMO”) and organic soybeans, butterfat, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. The majority of these contracts are considered normal purchases.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, we follow a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 is as follows (in thousands):

	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Liability — Foreign currency contracts	$102	$—	$102	$—
Asset — Commodities contracts	101	—	101	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 is as follows (in thousands):

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Asset — Foreign currency contracts	$411	$—	$411	$—
Asset — Commodities contracts	—	—	—	—

The fair value of our foreign currency contracts is based on the notional amounts and rates under the contracts and observable market forward exchange rates. The fair value of our commodities contracts is based on the quantities and fixed prices under the agreements and a quoted forward commodity prices. We classify these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals and observable market transactions of spot currency rates and forward currency prices. We did not significantly change our valuation techniques from prior periods. Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on the Dean Foods senior secured credit facility and certain other debt are variable, their fair values approximate their carrying values.

8. Share-Based Compensation

Certain of the Company’s employees participate in share-based compensation plans sponsored by Dean Foods. These plans provide employees with RSUs or options to purchase shares of Dean Foods’ common stock.

Stock Options

The following table summarizes stock option activity during the first nine months of 2012:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2012	2,505,556	$21.06
Granted	295,951	12.07
Forfeited and cancelled (1)	(493,565)	20.23
Exercised	(18,357)	12.72

Options outstanding at September 30, 2012	2,289,585	20.14	5.91	$3,366,912

Options exercisable at September 30, 2012	1,794,731	$22.42	5.13	$1,136,998

(1)	Pursuant to the terms of Dean Foods stock option plans, options that are forfeited or cancelled may be available for future grants.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	44%	41%
Expected dividend yield	0%	0%
Expected option term	5 years	5 years
Risk-free rate of return	0.62 to 0.89%	1.32% to 2.30%

RSUs

The following table summarizes RSU activity during the nine months ended September 30, 2012:

Total
RSUs outstanding January 1, 2012	431,608
RSUs issued	207,756
Shares issued upon vesting of RSUs	(205,022)
RSUs cancelled or forfeited (1)	(47,376)

RSUs outstanding at September 30, 2012	386,966

Weighted average grant date fair value	$12.65

(1)	Pursuant to the terms of Dean Foods stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are cancelled or forfeited become available for future grants.

Cash Performance Units

In 2010, Dean Foods began granting cash performance units (“CPUs”) to employees as part of its long-term incentive compensation program under the terms of the 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense related to the Company’s direct employees is recognized over the vesting period which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. A liability related to these units has not been reflected in the consolidated balance sheet as it will be funded by Dean Foods. The following table summarizes CPU activity during the first nine months of 2012:

Units
Outstanding at January 1, 2012	2,206,250
Granted	487,500
Converted/paid	—
Forfeited	(200,000)

Outstanding at September 30, 2012	2,493,750

Phantom Shares

In 2011, Dean Foods began granting phantom shares as part of its long-term incentive compensation program, which are similar to RSUs in that they are based on the price of Dean Foods’ stock and vest ratably over a three-year period, but are cash-settled based upon the value of Dean Foods stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. A liability related to these shares has not been reflected in the consolidated balance sheet as it will be funded by Dean Foods. The following table summarizes the phantom share activity during the first nine months of 2012:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2012	255,544	$10.34
Granted	248,084	12.12
Converted/paid	(80,676)	10.35
Forfeited	(23,580)	10.64

Outstanding at September 30, 2012	399,372	$11.45

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Stock options	$276	$380	$905	$1,343
RSUs	737	856	2,190	2,691
CPUs	1,336	—	1,945	102
Phantom Shares	138	233	1,808	607

Share-based compensation expense funded by Parent	$2,487	$1,469	$6,848	$4,743

9. Employee Retirement and Postretirement Benefits

Certain of the Company’s employees participate in employee retirement and profit sharing plans sponsored by Dean Foods. Dean Foods sponsors various employee benefit plans which consist of Dean Foods’ consolidated defined benefit and defined contribution plans, including various employee savings and profit sharing plans. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. Additionally, we contribute to various multiemployer pension plans on behalf of our employees.

We account for our employees’ participation in these Dean Foods’ employee defined benefit plan as a multiemployer plan and record our contribution to the pension plans or allocation of net periodic pension cost or benefit associated with our employees. Accordingly, expenses related to these plans were determined by specifically identifying the costs for the Company’s participants. These pension expenses were allocated to the Company and reported in general and administrative expenses. The amounts allocated for pension expenses in general and administrative expenses were $48,000 and $46,000 for each of the nine month periods ended September 30, 2012 and 2011, respectively. The amounts allocated for pension expenses in general and administrative expenses were $16,000 and $15,000 for each of the three month periods ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$343	$332	$1,054	$990
Interest cost	125	133	384	395
Expected return on plan assets	(46)	(35)	(143)	(105)
Amortization:
Prior service (credit)/cost	4	4	12	13
Unrecognized net (gain)/loss	1	2	3	6

Net periodic benefit cost	$427	$436	$1,310	$1,299

10. Commitments and Contingencies

Lease and Purchase Obligations

We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment, and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of September 30, 2012. Rent expense was $6.1 million and $6.4 million for the nine months ended September 30, 2012 and 2011, respectively. Rent expense was $2.2 million for both of the three month periods ended September 30, 2012 and 2011.

We have entered into various contracts, in the normal course of business, obligating us to purchase minimum quantities of raw materials used in our production and distribution processes, including organic raw milk and soybeans. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

Litigation, Investigations, and Audits

The Company is involved in various litigation, investigations, and audit proceedings in the normal course of business. It is management’s opinion, after consultation with counsel and a review of the facts, a material adverse effect on the financial position, liquidity, or results of operations of the Company is not probable or reasonably possible.

11. Segment, Geographic, and Customers Information

Our business is organized into two operating segments, North America and Europe, based on our go-to-market strategies, customer bases, and the objectives of our businesses. We have two chief operating decision makers, the President of WhiteWave who manages our North America-based operations, and our Alpro Chief Executive Officer who manages our Europe-based operations. Our operating segments, which also comprise our reportable segments, align with how management monitors operating performance, allocates resources and deploys capital.

The North America segment offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy product categories throughout North America, and our Europe segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers. We utilize five manufacturing plants, two distribution centers, and an extensive co-packing network, including three strategic co-packers across the United States. Additionally, we have four plants across Europe in the United Kingdom, Belgium, France, and the Netherlands, each supported by an integrated supply chain.

During the fourth quarter of 2011, the majority of the Hero 50% owned joint venture wind down was complete with the remainder of the wind down completed in the first quarter of 2012. For the three and nine months ended and as of September 30, 2012, the joint venture’s operations, historically a part of the North America segment, were immaterial and only an immaterial amount of assets remain as part of our investment. We may incur additional charges related to our final settlement with Hero Group.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, write downs related to the wind down of our joint venture, foreign exchange gains and losses and income tax. The amounts in the following tables are obtained from reports used by our senior management team. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

The reporting segments do not include the costs allocated to us by Dean Foods for certain corporate and shared service functions. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption Corporate and Other. Related party license income, further described in Note 12 “Related Party Transactions,” has also been excluded. Therefore, the measure of segment profit or loss presented below is before such items.

The following table presents the summarized income statement amounts by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)		(In thousands)
Total net sales:
North America	$486,899	$419,623	$1,408,370	$1,205,190
Europe	87,954	89,947	272,957	279,031

Total	$574,853	$509,570	$1,681,327	$1,484,221

Operating income:
North America	$44,986	$35,918	$127,805	$97,042
Europe	6,166	7,870	16,856	21,926

Total reportable segment operating income	51,152	43,788	144,661	118,968
Related party license income	10,727	11,129	32,043	31,598
Corporate and Other	(18,521)	(6,925)	(42,275)	(23,839)

Total operating income	$43,358	$47,992	$134,429	$126,727

Other expense (income):
Interest expense	990	2,075	3,600	7,285
Other expense (income), net	97	600	780	(170)

Income from continuing operations before tax	$42,271	$45,317	$130,049	$119,612

Depreciation and amortization:
North America	$12,455	$12,024	$40,195	$35,579
Europe	6,024	5,089	14,528	15,216

Total	$18,479	$17,113	$54,723	$50,795

Capital expenditures:
North America	$23,076	$43,536	$60,253	$78,868
Europe	2,615	3,729	6,568	10,291

Total	$25,691	$47,265	$66,821	$89,159

The following tables present sales amounts by product categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Total net sales:
Plant-based food and beverages	$230,813	$207,678	$684,975	$614,459
Coffee creamers and beverages	202,408	166,420	589,445	485,219
Premium dairy	141,632	135,472	406,907	384,543

Total	$574,853	$509,570	$1,681,327	$1,484,221

The following table presents the summarized balance sheet amounts by segment:

	September 30, 2012	December 30, 2011
	(In thousands)
Assets:
North America	$1,535,091	$1,510,406
Europe	550,840	594,382
Assets held for sale	—	3,897

Total	$2,085,931	$2,108,685

Long-lived Assets:
North America	$1,295,901	$1,291,318
Europe	434,569	443,598

Total	$1,730,470	$1,734,916

Significant Customers

The Company had a single customer that represented approximately 20% and 17% of our consolidated net sales in the three months ended September 30, 2012 and 2011, respectively. The same customer represented approximately 19% and 17% of our consolidated net sales in the nine months ended September 30, 2012 and 2011, respectively. Sales to this customer were primarily included in our North America segment.

12. Related Party Transactions

Allocated Expenses

Dean Foods currently provides certain corporate services to us, and costs associated with these functions have been allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services have been allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $42.3 million (which includes $12.0 million of transaction costs related to this offering) and $23.8 million in the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, these allocations were $18.5 million (which includes $8.0 million of transaction costs related to the offering) and $6.9 million, respectively. These cost allocations are primarily reflected within general and administrative expenses in our unaudited condensed consolidated statements of operations as well as classified as Corporate and Other in Note 11 “Segment, Geographic and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Following the IPO, Dean Foods continues to provide many of these services related to these functions on a transitional basis for a fee.

The allocations may not reflect the expense we would have incurred as a stand-alone public company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

A portion of Dean Foods’ consolidated debt has been allocated to us based on amounts directly incurred by Dean Foods in July 2009 to fund our acquisition of Alpro. Net interest expense has been allocated in the same proportions as debt. Management believes the allocation basis for debt, interest expense, and deferred issuances costs is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See Note 6 “Debt and Allocated Portion of Dean Foods’ Debt.”

Cash Management

Historically, Dean Foods has provided financing, cash management, and other treasury services to us. Our North American cash balances have been regularly swept by Dean Foods, and we have received funding from Dean Foods for our operating and investing cash needs. Cash transferred to and from Dean Foods is reflected as a component of Parent’s net investment in the Company’s unaudited condensed consolidated balance sheets. Subsequent to the IPO, we maintain separate cash management and financing functions for our operations.

Related Party Arrangements

Related party transactions and activities involving Dean Foods and its wholly-owned subsidiaries are not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist. Sales of our raw materials and finished products that we manufacture to other wholly-owned subsidiaries of Dean Foods have been reflected as related party sales in our unaudited condensed consolidated financial statements. These related party transactions are included as part of Parent’s net investment.

Certain related party transactions are settled in cash and are reflected as Related Party Receivables in our unaudited condensed consolidated balance sheets. The remaining related party transactions are settled by either non-cash capital contributions from Dean Foods to us or non-cash capital distributions from us to Dean Foods.

During the three and nine months ended September 30, 2012 and 2011, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our unaudited condensed consolidated statements of operations.

Intellectual Property License Agreement

The Company is party to a license agreement with a wholly-owned subsidiary of Dean Foods pursuant to which this wholly-owned Dean Food subsidiary has the right to use the Company’s intellectual property in the manufacture of certain products for a fee. For the nine months ended September 30, 2012 and 2011, related party license income was recorded within other operating income in our unaudited condensed consolidated statements of operations in the amount of $32.0 million and $31.6 million, respectively. Related party license income was $10.7 million and $11.1 million for the three months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, amounts outstanding under these arrangements totaled $10.7 million and $11.1 million, respectively, and are recorded separately as related party receivables in our unaudited condensed consolidated balance sheets.

In conjunction with the license agreement, a loan agreement was entered into, pursuant to which the Company extended a line of credit to this wholly-owned Dean Foods subsidiary related to the license income. There have been no repayments of this loan to date and there are no future plans to settle the outstanding balance, therefore the principal and associated accrued interest is shown in Parent’s net investment. The interest term on the loan to this wholly-owned Dean Foods’ subsidiary is LIBOR plus 2% and is recorded as an offset to interest expense in our unaudited condensed consolidated statements of operations. Interest income for the nine months ended September 30, 2012, and 2011 was $5.8 million and $4.4 million, respectively. Interest income for the three months ended September 30, 2012, and 2011 was $2.0 million and $1.5 million, respectively.

In connection with the IPO, we entered into an agreement with such Dean Foods subsidiary pursuant to which we terminated this license agreement. The Company released the subsidiary from any obligation under the loan agreement and it was settled as a reduction to our capital. In addition, we entered into an agreement and transferred the intellectual property subject to the license agreement to such subsidiary so that such subsidiary has the requisite intellectual property and manufacturing know-how to produce and sell its products and brands. All intellectual property related to and necessary for the production of the Company’s products and brands has been retained.

Guarantees

We have entered into several guarantee agreements with Dean Foods whereby we guaranteed debt issued by Dean Foods on a joint and several basis. The aggregate unpaid principal balance of the debt issued by Dean Foods and guaranteed by us was approximately $3.5 billion as of September 30, 2012. The guarantee remains in place until the related debt matures, which will occur on varying dates through 2018, and if the issuer or the primary guarantor, as applicable, defaults on the underlying debt, the Company would be required to satisfy the outstanding debt. As this is an intercompany guarantee, the Company has not recognized an indemnification liability or any income associated with this guarantee in its financial statements. Subsequent to the IPO, we were released from obligations as guarantors of Dean Foods’ debt, including the Dean Foods senior secured credit facility and the Dean Foods senior notes.

13. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of September 30, 2012 through the unaudited interim financial statements issuance date of November 30, 2012.

On October 5, 2012, we issued a series of intercompany notes to Dean Foods in the aggregate principal amount of $1.155 billion to evidence the payment of a dividend by us to Dean Foods. The notes had various maturity dates beginning in October 2013 and continuing until May 2014, and bore interest at a fixed rate of 2.733% per annum. The notes were unsecured and not guaranteed.

On October 12, 2012, WhiteWave entered into a credit agreement, among WhiteWave, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement governs WhiteWave’s senior secured credit facilities, which consist of a revolving credit facility in an aggregate principal amount of $850 million and term loan facilities in an aggregate principal amount of $500 million.

On October 31, 2012, WhiteWave completed its IPO and sold 23,000,000 shares of Class A common stock at a price of $17.00 per share. Prior to completion of the IPO, Dean Foods contributed our capital stock to WhiteWave in exchange for 150,000,000 shares of WhiteWave’s Class B common stock. On October 31, 2012, in connection with the IPO, WhiteWave incurred approximately $885 million in new indebtedness under these facilities and contributed substantially all of the net proceeds to us.

WhiteWave contributed $282 million of the net proceeds from the IPO to us. We used those proceeds, together with substantially all the net proceeds of the indebtedness under the Credit Agreement to repay then-outstanding obligations under intercompany notes owed to Dean Foods, as described above.

Additionally, the Company and WhiteWave entered into a number of agreements to formalize ongoing commercial arrangements with certain wholly-owned Dean Foods subsidiaries in connection with the separation of our business from the rest of Dean Foods’ businesses, including transitional sales agreements, manufacturing and supply agreements, and a cream supply agreement. In addition, in connection with the IPO, WhiteWave and Dean Foods entered into a separation and distribution agreement, a transition services agreement, a tax matters agreement, a registration rights agreement, and an employee matters agreement, which agreements govern the separation of our business from the rest of Dean Foods’ businesses, the IPO and future dispositions of Dean Foods’ remaining ownership interest in WhiteWave, through a spin-off, equity-for-debt exchange or other transaction. Forms of those agreements have been filed with the SEC as exhibits to WhiteWave’s Registration Statement on Form S-1 (File No. 333-183112) in connection with the IPO. These agreements became effective no later than the completion of the IPO.

14. Unaudited Pro Forma Net Income Per Share

Pro forma basic and diluted net income per share attributable to common shareholders for the three and nine months ended September 30, 2012 and 2011 have been computed to give effect to Dean Foods’ contribution of WWF Opco’s capital stock to WhiteWave (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Numerator
Net income attributable to WWF Operating Company	$26,292	$29,763	$83,983	$77,271

Denominator
Weighted average shares of Class B common stock outstanding post contribution — basic and diluted	150,000,000	150,000,000	150,000,000	150,000,000

Pro forma net income per share — basic and diluted	$0.18	$0.20	$0.56	$0.52

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our (1) introductory note and unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”) and (2) audited consolidated financial statements and related notes for the year ended December 31, 2011, and unaudited condensed consolidated financial statements and related notes for the six months ended June 30, 2012 included in the prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (“SEC”) dated October 25, 2012 (the “Prospectus”).

Unless otherwise specified, any references that speak as of the period prior to the completion of The WhiteWave Foods Company’s initial public offering (“IPO”) to “our”, “we”, and “us” in this discussion and analysis refer to WWF Operating Company (“WWF Opco”), and references to “our”, “we”, and “us” that speak as of or after completion of the IPO refer to The WhiteWave Foods Company.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II – Other Information – Item 1A – Risk Factors” in this Form 10-Q, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Overview

We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. Our widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products, while our popular European brands of plant-based foods and beverages include Alpro and Provamel.

We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. We sell our products in North America and Europe primarily through our direct sales force and independent brokers. We have an extensive production and supply chain footprint in the United States. We utilize five manufacturing plants, two distribution centers, and an extensive co-packing network, including three strategic co-packers across the country. Additionally, we have strategically positioned four plants across Europe in the United Kingdom, Belgium, France, and the Netherlands, each supported by an integrated supply chain that enables us to meet the needs of our customers.

Factors Affecting Our Business and Results of Operations

The following trends have impacted our sales and operating income over the past three years and we believe that they will continue to be factors affecting our business and results of operations in the future:

Consumer preferences for nutritious, flavorful, convenient, and responsibly produced products

The plant-based foods and beverages, coffee creamers and beverages, and premium dairy categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. Our plant-based foods and beverages and premium dairy products are well positioned within the dairy and dairy alternatives sector, as well as the natural and organic sector. The growth of the natural and organic sector is outpacing the growth of the overall food and beverage industry and, within dairy and dairy alternatives, our share continues to grow. In addition, our coffee creamers and beverages continue to benefit from the growth and overall size of the coffee and creamers sector.

New product introductions

We will continue to benefit from evolving consumer preferences by delivering innovative products in profitable categories under our trusted brands. We have a proven track record of innovation through either creating or largely developing the organic milk, soymilk, and flavored non-dairy creamer subcategories. Recent successful new product introductions under our Silk, Alpro, Horizon Organic, and International Delight brands further demonstrate our capabilities to develop and expand our categories. We will continue to focus on innovation that we believe will drive increased consumption of our brands.

Increases in commodity costs

Our business is heavily dependent on raw materials and other inputs, such as conventional and organic raw milk, butterfat, packaging, soybeans, sweeteners, fuel, and other commodities. Increases in the costs of inputs or commodities in the recent past have exerted pressure on margins and have led to price increases across our portfolio to mitigate the impacts of these increased costs.

Manufacturing capacity constraints

Our recent growth has significantly increased our plant utilization rates, particularly in the United States. In response, we have increasingly relied on our extensive co-packing network, which has resulted in higher costs for the production, distribution, and warehousing of our products. We will continue to utilize our co-packing network, as needed, to meet our production requirements, while at the same time continuing to invest to expand our internal production capabilities, such as our Dallas, Texas manufacturing facility which commenced operations in the fourth quarter of 2011.

Matters Affecting Comparability

Our results of operations for the three and nine months ended September 30, 2012 and September 30, 2011 were affected by the following:

Discontinued Operations

In the second quarter of 2011, we began evaluating strategic alternatives related to our 50%-owned joint venture with Hero Group. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. During the first quarter of 2012, we completed the shutdown of the operations. We may incur additional charges related to the final disposition of certain equipment used in the joint venture operations, as well as our final settlement with Hero Group.

Our unaudited condensed consolidated financial statements included in this Form 10-Q account for the joint venture with Hero Group as discontinued operations. Unless otherwise indicated, the management discussion and analysis of financial condition and results of operations relate solely to the discussion of our continuing operations.

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our primary exposures to foreign exchange rates are the Euro and British Pound against the U.S. dollar. The financial statements of our Europe segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses.

Results of Operations

Our historical consolidated financial statements, which are discussed below, are prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and asset and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company during the periods presented.

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
				(Dollars in millions)
Net sales	$550.5		$484.9		$1,601.4		$1,406.5
Net sales to related parties	24.4		24.7		79.9		77.7

Total net sales	574.9	100.0%	509.6	100.0%	1,681.3	100.0%	1,484.2	100.0%
Cost of sales	370.2	64.4%	337.0	66.1%	1,089.1	64.8%	982.1	66.2%

Gross profit (1)	204.7	35.6%	172.6	33.9%	592.2	35.2%	502.1	33.8%
Related party royalty income	10.7	1.8%	11.1	2.1%	32.0	1.9%	31.6	2.1%
Operating costs and expenses
Selling and distribution	125.6	21.8%	103.9	20.4%	368.4	21.9%	307.6	20.7%
General and administrative	46.4	8.1%	31.8	6.2%	121.4	7.2%	99.4	6.7%

Total operating costs	172.0	29.9%	135.7	26.6%	489.8	29.1%	407.0	27.4%

Operating income	$43.4	7.5%	$48.0	9.4%	$134.4	8.0%	$126.7	8.5%

(1)	We include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of sales.

The key performance indicators for both of our reportable segments are net sales dollars, gross profit, and operating costs and expenses, which are presented in the segment results tables and discussion below.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below.

	Three Months Ended September 30
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
		(Dollars in millions)
North America	$486.9	$419.6	$67.3	16.0%
Europe	88.0	90.0	(2.0)	(2.2)%

Total	$574.9	$509.6	$65.3	12.8%

The changes in total net sales were due to the following:

	Change in Net Sales Three Months Ended September 30, 2012 vs. September 30, 2011
	Volume	Pricing and product mix changes	Total increase / (decrease)
	(in millions)
North America	$52.5	$14.8	$67.3
Europe	4.7	(6.7)	(2.0)

Total	$57.2	$8.1	$65.3

Total net sales — Consolidated total net sales increased $65.3 million, or 12.8%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily driven by robust volume growth in the North America segment and was also favorably impacted by price increases we implemented in response to higher commodity costs. Total net sales growth was negatively impacted by foreign currency translation.

Cost of sales — Cost of sales increased $33.2 million, or 9.9%, for the three months ended September 30, 2012 compared to the same period in 2011. This increase was primarily driven by sales volume growth and higher commodity and other input costs, as well as incremental plant start-up costs incurred at our new Dallas, Texas manufacturing facility. These increases were partially offset by cost reduction initiatives.

Gross profit — Gross profit margin increased to 35.6% for the three months ended September 30, 2012 compared to 33.9% for the same period in 2011. The increase was driven by higher pricing which more than offset the impact of higher commodity costs, coupled with a favorable mix of products sold.

Operating costs and expenses — Operating costs and expenses increased by $36.3 million, or 26.8%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily driven by an increase in selling and distribution expense due to higher sales volume and an increase in fuel costs. In addition, we experienced higher outside storage and related distribution costs driven by capacity constraints in North America. We also continued to increase investments in marketing in support of our brands, primarily in North America. Additionally, we incurred $8.0 million of transaction costs related to the IPO.

Income taxes — Income tax expense was recorded at an effective tax rate of 37.8% for the three months ended September 30, 2012 compared to a 26.9% effective tax rate for the same period in 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. Additionally, in the three months ended September 30, 2012, the effective tax rate increased due to non-deductible transaction costs related to the IPO while the 2011 rate was favorably impacted by settlements of taxing authority examinations.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Three Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$462.5		$394.9		$67.6	17.1%
Net sales to related parties	24.4		24.7		(0.3)	(1.2)%

Total net sales	486.9	100.0%	419.6	100.0%	67.3	16.0%
Cost of sales	316.6	65.0%	283.7	67.6%	32.9	11.6%

Gross profit	170.3	35.0%	135.9	32.4%	34.4	25.3%
Operating costs and expenses	125.3	25.8%	100.0	23.8%	25.3	25.3%

Operating income	$45.0	9.2%	$35.9	8.6%	$9.1	25.3%

Total net sales — Total net sales increased $67.3 million, or 16.0%, for the three months ended September 30, 2012 compared to the same period in 2011, primarily driven by strong volume growth in our coffee creamers and beverages and plant-based foods and beverages portfolios. This increase in sales was driven by category growth, product innovation and increased marketing investment, primarily in support of Silk PureAlmond almondmilk and International Delight Iced Coffee. Sales of our premium dairy portfolio also increased compared to the same period in 2011, despite slightly lower volumes, as a result of higher pricing in response to higher organic milk costs.

Cost of sales — Cost of sales increased $32.9 million, or 11.6%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily driven by sales volume growth, higher raw material input costs, particularly raw organic milk, and start-up costs incurred at our new Dallas, Texas manufacturing facility. These increases were partially offset by cost reduction initiatives.

Gross profit — Gross profit margin increased to 35.0% for the three months ended September 30, 2012 compared to 32.4% for the same period in 2011. The increase was due to higher pricing in premium dairy and coffee creamers and beverages, which more than offset the impact of higher commodity costs, and a favorable mix of products sold.

Operating costs and expenses — Operating expenses increased $25.3 million, or 25.3%, for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to an increase in distribution and storage costs driven by growth in sales volume. In addition, we experienced higher outside storage and related distribution costs driven by capacity constraints. We expect these costs to remain elevated throughout the remainder of 2012.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Three Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$88.0	100.0%	$90.0	100.0%	$(2.0)	(2.2)%
Cost of sales	53.6	60.9%	53.3	59.2%	0.3	0.6%

Gross profit	34.4	39.1%	36.7	40.8%	(2.3)	(6.3)%
Operating costs and expenses	28.2	32.1%	28.8	32.0%	(0.6)	(2.1)%

Operating income	$6.2	7.0%	$7.9	8.8%	$(1.7)	(21.5)%

Net sales — Net sales decreased $2.0 million, or 2.2%, for the three months ended September 30, 2012 compared to the same period in 2011. The decrease was driven by foreign currency translation. Excluding the impact of currency translation, net sales increased high single digits from a combination of volume growth, higher pricing, and a favorable mix of products sold. Sales growth was particularly strong in yogurt products, and was further augmented by sales of almond and hazelnut drinks that were introduced earlier this year. Net sales continue to be negatively impacted by the challenging economic environment in southern Europe.

Cost of sales — Cost of sales increased $0.3 million, or 0.6%, for the three months ended September 30, 2012 compared to the same period in 2011. Higher sales volumes, coupled with the impact of higher commodity costs, primarily for soybeans, sugar, and packaging, were substantially offset by the impact of foreign currency translation.

Gross profit — Gross profit margin decreased to 39.1% for the three months ended September 30, 2012 compared to 40.8% for the same period in 2011. The decrease was driven by higher commodity costs, partially offset by higher pricing.

Operating costs and expenses — Operating expenses decreased $0.6 million or 2.1% for the three months ended September 30, 2012 compared to the same period in 2011. Higher distribution expenses, driven by increases in sales volumes and higher fuel costs, coupled with higher selling, general, and administrative costs, were more than offset by the impact of foreign currency translation. The increase in general and administrative costs was principally driven by the impact of a favorable settlement of taxing authority examinations in 2011 in the amount of $0.9 million.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below.

	Nine Months Ended September 30
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
		(Dollars in millions)
North America	$1,408.3	$1,205.2	$203.1	16.9%
Europe	273.0	279.0	(6.0)	(2.2)%

Total	$1,681.3	$1,484.2	$197.1	13.3%

The change in total net sales was due to the following:

	Change in Net Sales
	Nine Months Ended September 30, 2012 vs. September 30, 2011
	Volume	Pricing and product mix changes	Total increase / (decrease)
	(in millions)
North America	$164.8	$38.3	$203.1
Europe	6.7	(12.7)	(6.0)

Total	$171.5	$25.6	$197.1

Total net sales — Consolidated total net sales increased $197.1 million, or 13.3%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was driven by robust volume growth across the North America segment and was also favorably impacted by price increases we implemented in response to higher commodity costs. Total net sales growth was negatively impacted by foreign currency translation.

Cost of sales — Cost of sales increased $107.0 million, or 10.9%, for the nine months ended September 30, 2012 compared to the same period in 2011. This increase was primarily driven by sales volume growth and higher commodity and other input costs, particularly raw organic milk and start-up costs incurred at our new Dallas, Texas manufacturing facility, partially offset by cost reduction initiatives.

Gross profit — Gross profit margin increased to 35.2% for the nine months ended September 30, 2012 compared to 33.8% for the same period in 2011. The increase was driven by higher pricing which more than offset the impact of higher commodity costs, coupled with a favorable mix of products sold.

Operating costs and expenses — Operating expenses increased $82.8 million, or 20.3%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily driven by an increase in selling and distribution expense due to higher sales volume and an increase in fuel costs. In addition, we experienced higher outside storage and related distribution costs driven by capacity constraints in North America. We also continued to increase investments in marketing in support of our brands in both North America and Europe. Additionally, we incurred $12.0 million of transaction costs related to the IPO.

Income taxes — Income tax expense was recorded at an effective rate of 35.4% for the first nine months ended September 30, 2012 compared to a 30.4% effective tax rate for the same period in 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. Additionally, in the nine months ended September 30, 2012, the effective tax rate increased due to non-deductible transaction costs related to the IPO while the 2011 rate was favorably impacted by settlements of taxing authority examinations.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Nine Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$1,328.4		$1,127.5		$200.9	17.8%
Net sales to related parties	79.9		77.7		2.2	2.8%

Total net sales	1,408.3	100.0%	1,205.2	100.0%	203.1	16.9%
Cost of sales	927.8	65.9%	820.4	68.1%	107.4	13.1%

Gross profit	480.5	34.1%	384.8	31.9%	95.7	24.9%
Operating costs and expenses	352.7	25.0%	287.8	23.9%	64.9	22.6%

Operating income	$127.8	9.1%	$97.0	8.0%	$30.8	31.8%

Total net sales—Total net sales increased $203.1 million, or 16.9%, for the nine months ended September 30, 2012 compared to the same period in 2011, primarily driven by our coffee creamers and beverages and plant-based foods and beverages portfolios. This growth is due to category growth, product innovation and increased marketing investment, primarily in support of Silk PureAlmond almondmilk and International Delight Iced Coffee. Sales from our premium dairy products also increased compared to the same period in 2011 despite lower volumes, as a result of higher pricing taken in response to higher organic milk costs.

Cost of sales—Cost of sales increased $107.4 million, or 13.1%, for the nine months ended September 30, 2012 compared to the same period in 2011. This increase was primarily driven by sales volume growth and higher commodity and other input costs, as well as start-up costs incurred at our new Dallas, Texas manufacturing facility, partially offset by cost reduction initiatives.

Gross profit— Gross profit margin increased to 34.1% for the nine months ended September 30, 2012 compared to 31.9% for the same period in 2011. The increase was primarily due to higher pricing in premium dairy and coffee creamers and beverages, as well as a favorable mix of products sold, which more than offset the impact of higher commodity costs.

Operating costs and expenses—Operating expenses increased $64.9 million or 22.6% for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to an increase in distribution and storage costs driven by growth in sales volume. In addition, we experienced higher outside storage and related distribution costs driven by capacity constraints. We expect these costs to remain elevated throughout the remainder of 2012.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Nine Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$273.0	100.0%	$279.0	100.0%	$(6.0)	(2.2)%
Cost of sales	161.3	59.1%	161.7	58.0%	(0.4)	(0.2)%

Gross profit	111.7	40.9%	117.3	42.0%	(5.6)	(4.8)%
Operating costs and expenses	94.8	34.7%	95.4	34.2%	(0.6)	(0.6)%

Operating income	$16.9	6.2%	$21.9	7.8%	$(5.0)	(22.8)%

Net sales — Net sales decreased $6.0 million, or 2.2%, for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease was driven by foreign currency translation. Excluding the impact of currency translation, net sales increased mid single digits from a combination of higher sales volume, a favorable mix of products sold, and higher pricing in response to higher commodity costs. Sales growth was particularly strong in yogurt products, and was further augmented by sales of almond and hazelnut drinks that were introduced earlier this year. Net sales were also impacted by the challenging economic environment in southern Europe.

Cost of sales — Cost of sales decreased $0.4 million, or 0.2%, for the nine months ended September 30, 2012 compared to the same period in 2011. Higher sales volumes coupled with the impact of higher commodity costs, primarily for soybeans, sugar, and packaging, were more than offset by the impact of foreign currency translation.

Gross profit — Gross profit margin decreased to 40.9% for the nine months ended September 30, 2012 compared to 42.0% for the same period in 2011, due to higher commodity costs, partially offset by higher pricing.

Operating costs and expenses — Operating expenses decreased $0.6 million or 0.6% for the nine months ended September 30, 2012 compared to the same period in 2011. Distribution expenses increased driven by higher sales volumes and an increase in fuel costs. In addition, we increased our investments in marketing, primarily in support of our new product launches in the first half of the year. These increases were more than offset by lower selling, general, and administrative costs, and the impact of foreign currency translation.

Liquidity and Capital Resources

General

Historically, Dean Foods has provided financing, cash management, and other treasury services to us. Our North American cash balances have been regularly swept by Dean Foods, and we have received funding from Dean Foods for our operating and investing cash needs. Cash transferred to and from Dean Foods is reflected as a component of Parent’s net investment in the accompanying unaudited condensed consolidated financial statements. Subsequent to the IPO, we maintain separate cash management and financing functions for our operations.

As a result of the IPO, our capital structure, long-term commitments, and sources of liquidity changed significantly from our historical capital structure, long-term commitments, and sources of liquidity. The Credit Agreement governing our senior secured credit facilities provides for an aggregate amount of $1.35 billion in financing, which consists of a five-year revolving credit facility in a principal amount of $850 million, a five-year $250 million term loan A-1, and a seven-year $250 million term loan A-2. The revolving credit facility is available for the issuance of up to $75 million of letters of credit and up to $75 million of swing line loans.

The terms of the senior secured credit facilities include the following:

•	maturity on October 31, 2017 or October 31, 2019 in the case of the $250 million term loan A-2 facility;

•

required amortization repayment in quarterly installments of the following on the $250 million term loan A-1 facility: $12.5 million in 2013 and 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017 with the balance at maturity, and, in the case of the $250 million term loan A-2 facility, $2.5 million in 2013 through 2019 with the balance at maturity;

•	an accordion feature allowing, under certain circumstances, the maximum principal amount of the senior secured credit facilities to be increased by up to $500 million, subject to lender commitments;

•	mandatory prepayments in the event of certain asset sales and receipt of insurance proceeds;

•	customary representations and warranties that are made at closing and upon each borrowing under the senior secured credit facilities;

•

customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, further assurances, and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, and restricted payments; and

•

financial covenants pertaining to (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then to 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to our right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. Borrowings under our senior secured credit facilities initially bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum.

We have incurred approximately $885 million in new indebtedness and repaid approximately $86 million under the revolving credit facility with proceeds from the IPO. We have additional borrowing capacity under these facilities and the amount will vary over time depending on our financial covenants and operating performance.

Following completion of the IPO, our primary sources of liquidity are cash on hand, provided from operating activities, and amounts anticipated to be available under our senior secured credit facilities. We have incurred significant interest expense and financial obligations related to our senior secured credit facilities incurred in connection with the IPO, along with new additional stand-alone corporate and other administrative costs. We expect to continue to make capital expenditures to build new manufacturing capacity and to upgrade our existing plants and distribution network.

Liquidity

Based on current and anticipated level of operations, we believe that our cash on hand, together with operating cash flows, and amounts expected to be available under our new senior secured credit facilities, will be sufficient to meet our anticipated liquidity needs over the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, and financial obligations. We may evaluate and consider strategic acquisitions, divestitures, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures by us or generate proceeds for us.

As of September 30, 2012, $35.5 million of our total cash on hand of $50.9 million was attributable to our foreign operations. During the nine months ended September 30, 2012, we repatriated approximately €55.0 million ($71 million) from our foreign operations to Dean Foods. We currently anticipate leaving the remaining cash attributable to our foreign operations in these foreign jurisdictions.

Indebtedness

We were allocated $440.3 million from Dean Foods’ senior secured credit facility on July 2, 2009, to fund our acquisition of Alpro. Interest expense was allocated to us in the same proportion as our allocated debt. No principal, interest, or debt issuance costs were paid by us historically. The principal balances associated with this allocated portion of the senior secured credit facility were settled in connection with the IPO as a contribution to capital from Dean Foods to WWF Opco.

We historically participated in the Dean Foods receivables-backed facility whereby we sold certain of our accounts receivable to a wholly-owned entity that is intended to be bankruptcy-remote. The entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The securitization was treated as borrowing for accounting purposes. We are the beneficiary and obligor for all borrowings and repayments under our portion of the Dean Foods facility. In connection with the IPO, the principal balances associated with our portion of the receivables-backed facility were settled as a contribution to capital from Dean Foods to WWF Opco. We no longer participate in the Dean Foods receivables-backed facility.

On October 5, 2012, WWF Opco issued a series of intercompany notes to Dean Foods in an aggregate principal amount of $1.155 billion to evidence the payment of a dividend by WWF Opco to Dean Foods. The notes had various maturity dates beginning in October 2013 and continuing until May 2014, and bore interest at a fixed rate of 2.733% per annum. The notes were unsecured and not guaranteed. WhiteWave contributed $282 million of the net proceeds from the IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds of the new indebtedness, to repay then-outstanding obligations under the intercompany notes.

In connection with the IPO, we and our subsidiaries have been released from our obligations as guarantors of Dean Foods’ debt, including the Dean Foods senior secured credit facility and the Dean Foods senior notes.

At November 19, 2012, approximately $555 million, subject to compliance with the covenants in our credit agreements, was available to finance working capital and other general corporate purposes under the revolving portion of our new senior secured credit facilities.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2012	2011	Change
	(In millions)
Net cash flows from:
Operating activities	$148.5	$142.6	$5.9
Investing activities	(61.6)	(88.7)	27.1
Financing activities	(133.2)	(42.5)	(90.7)
Discontinued operations (operating, investing, and financing)	(0.1)	4.2	(4.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	—	0.4

Net (decrease) increase in cash and cash equivalents	$(46.0)	$15.6	$(61.6)

Operating Activities

Net cash provided by operating activities from continuing operations was $148.5 million for the nine months ended September 30, 2012 compared to $142.6 million for the nine months ended September 30, 2011. The change was primarily due to the combined effect of an increase in net income and the net year-over-year changes in current liabilities, offset by a loss from discontinued operations in the nine months of 2011.

Investing Activities

Net cash used in investing activities from continuing operations was $61.6 million for the nine months ended September 30, 2012 compared to $88.7 million for the nine months ended September 30, 2011. The change was primarily driven by a decrease in capital expenditures. Capital expenditures were $66.8 million in the first nine months of 2012, compared to $89.2 million in the first nine months of 2011. We expect purchases of property, plant and equipment to increase in the last quarter of 2012 as compared to our spending rate in the first three quarters of 2012.

Financing Activities

Net cash used in financing activities from continuing operations was $133.2 million for the nine months ended September 30, 2012 compared to $42.5 million for the nine months ended September 30, 2011. The change was primarily due to a decrease in proceeds received, net of payments made related to the Dean Foods’ receivables-backed facility and an increase in net distributions to Dean Foods.

Contractual Obligations and Other Long-Term Liabilities

On October 31, 2012, we incurred approximately $885 million in new indebtedness consisting of borrowings under our $1.35 billion senior secured credit facilities and subsequently repaid approximately $86 million under the revolving credit facility with proceeds from the IPO. Borrowings under our senior secured credit facilities bear interest at variable rates and are initially set at LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum. See “Liquidity and Capital Resources — General.”

In connection with the IPO, the principal balances associated with (1) the allocated portion of Dean Foods’ senior secured credit facility and (2) amounts outstanding under Dean Foods’ receivables-backed facility have been settled as a contribution to capital from Dean Foods to WWF Opco. See “Liquidity and Capital Resources — Indebtedness”.

Aside from the above, there were no material changes to the contractual obligations disclosed in the Prospectus.

Critical Accounting Policies

The process of preparing our consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual results may differ materially from these estimates. We have identified the following policies as critical accounting policies:

•	Goodwill and Intangible Assets;

•	Property, Plant, and Equipment;

•	Employee Benefit Plans; and

•	Income Taxes.

These critical accounting policies are discussed in more detail in the Prospectus.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note 1 of our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures About Market Risk disclosed in the Prospectus:

Interest Rate Fluctuations

In connection with the IPO, we incurred approximately $885 million in new variable rate borrowings under our $1.35 billion senior secured credit facilities and repaid approximately $86 million under the revolving credit facility with proceeds from the IPO. Borrowings under the senior secured credit facilities initially bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum. We are subject to market risk with respect to changes in the LIBOR rate.

Additionally, in connection with the IPO, Dean Foods novated to us certain of its interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017. We follow mark-to-market accounting for these agreements and record the fair value of these outstanding contracts on the balance sheet at the end of each reporting period. These swap agreements have an expiration date of March 31, 2017, with fixed interest rates between 2.70% and 3.17%. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of the interest rate swaps.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II — Other Information

Item 1.	Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Although the results of these lawsuits, claims, and proceedings in which we are or may become involved cannot be predicted with certainty, we do not believe that the final outcome of any of these matters will have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

If we fail to anticipate and respond to changes in consumer preferences, demand for our products could decline.

Consumer tastes and preferences are difficult to predict and evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, or calorie content of different foods and beverages;

•	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, dairy, soybeans, nuts, oils, vitamins, and minerals;

•	concerns regarding the public health consequences associated with obesity, particularly among young people; and

•	increasing awareness of the environmental and social effects of product production.

If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

We may not be able to implement successfully our growth strategy for our brands on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

•	compete successfully in the product categories in which we choose to operate;

•	introduce new and appealing products and innovate successfully on our existing products;

•	develop and maintain consumer interest in our brands; and

•	increase our brand recognition and loyalty.

We may not be able to implement this growth strategy successfully, and our high rates of sales and income growth may not be sustainable over time. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

Our product categories face a high level of competition, which could negatively impact our sales and results of operations.

We face significant competition in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Group Danone, General Mills, Inc., Kraft Foods Inc., and Nestle S.A., have substantial financial and marketing resources. They may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than we have forecast and could cause us to lose sales. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.

Additionally, due to high levels of competition in our product categories, certain of our key retailers may demand price concessions on our products. Increased price competition and resistance to price increases have had, and may continue to have, a negative effect on our results of operations.

The loss of any of our largest customers could negatively impact our sales and results of operations.

Our largest customer, Wal-Mart Stores, Inc., and its subsidiaries, including Sam’s Club, accounted for 17.0% of our total net sales in 2011 and 19.6% of our total net sales in the nine months ended September 30, 2012. Our top five customers, collectively, accounted for 38.3% of our total net sales in 2011 and 40.9% of our total net sales in the nine months ended September 30, 2012. We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. The loss of any large customer for an extended period of time could negatively affect our sales and results of operations.

Erosion of the reputation of one or more of our leading brands could negatively impact our sales and results of operations.

Nearly all of our net sales derive from sales of our branded products and, in recent years, growth in our business has resulted primarily from the strength of these products. Our financial success is directly dependent on consumer perception of our brands, including Silk, International Delight, LAND O LAKES, Horizon Organic, Alpro, and Provamel. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers or if consumer or customer perceptions of our brands or our products change unfavorably. In addition, the reputation of our brands may suffer if any trademarks associated with our products are perceived negatively by consumers. For example, certain of our products are marketed under trademarks we have licensed from third parties, such as LAND O LAKES, Almond Joy, Cold Stone, Cinnabon, Hershey’s, and YORK, and we are unable to control the quality of other products that third parties produce and market under those trademarks and trade names. Our results of operations could be negatively affected if the reputation of one or more of our brands suffers damage due to real or perceived quality issues with our products, or if we are found to have violated any applicable laws or regulations.

Our continued success depends on our ability to innovate successfully and to innovate on a cost-effective basis.

A key element of our growth strategy is to introduce new and appealing products and to successfully innovate on our existing products. Success in product development is affected by our ability to anticipate consumer preferences, to leverage our R&D technical capabilities, and to utilize our management’s ability to launch new or improved products successfully and on a cost-effective basis. Furthermore, the development and introduction of new products requires substantial R&D and marketing expenditures, which we may not be able to finance or which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. If we are unsuccessful in our product innovation efforts and demand for our existing products declines, our business could be negatively affected.

Reduced availability of raw materials and other inputs, as well as increased costs for our raw materials and other inputs, could adversely affect us.

Our business depends heavily on raw materials and other inputs, such as conventional and organic raw milk, butterfat, packaging, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, petroleum-based products, and other commodities. Our raw materials are generally sourced from third parties, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, and reputation. Over the past several years, we have experienced increased costs and this may continue given recent weather conditions, which may negatively affect our business.

The organic ingredients (including milk, other dairy-related products, and soybeans) and non-GMO ingredients (including soybeans that we source exclusively from the United States) for our products are less plentiful and available from fewer suppliers, than their conventional counterparts. Competition with other manufacturers in the procurement of organic and non-GMO product ingredients may increase in the future if consumer demand for organic and non-GMO products increases. In addition, the dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on our products, while supply shortages can cause product shortages and higher costs to us.

Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs.

If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

We rely on internal production resources and third-party co-packers for our manufacturing needs, and failure to maintain sufficient internal production capacity or to enter into satisfactory co-packing agreements may result in our inability to meet customer demand.

The success of our business depends, in part, on maintaining a strong production platform. Certain of our manufacturing plants are operating at high rates of utilization, and we may need to expand our production facilities or increase our reliance on Dean Foods and other third parties to provide production services for a number of our products. A failure by our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products. If we need to enter into additional co-packing agreements in the future, we can provide no assurance that we would be able to find an acceptable co-packer or to enter into co-packing agreements on satisfactory terms or at all. Our inability to maintain sufficient internal production capacity or establish satisfactory co-packing arrangements could limit our ability to operate our business or implement our strategic growth plan, and could negatively affect our sales volumes and results of operations.

In addition, if we cannot maintain sufficient production capacity either internally or through co-packing agreements, we may be unable to meet customer demand and our business could be negatively affected.

Finally, we have entered into manufacturing and supply agreements, commonly referred to as “co-packing” agreements, with several subsidiaries of Dean Foods including Morningstar LLC to provide for the continuation of the services currently provided by those subsidiaries. Dean Foods has announced its intention to explore a sale of its Morningstar business, which, if successful, could adversely affect the performance of these agreements (depending on the purchaser of such business or its intentions).

The economic downturn could negatively affect our sales and results of operations.

The branded food and beverage industry is sensitive to changes in international, national, and local economic conditions. The economic downturn has had an adverse effect on consumer spending patterns. Consumers may shift purchases to lower-priced or private label products or forego certain purchases altogether. They may also reduce the number of organic and premium products that they purchase because organic and premium products generally have higher retail prices than their conventional counterparts. Lower consumer demand could decrease our sales volumes and negatively affect our results of operations.

We may incur liabilities, experience harm to our reputation, or be forced to recall products as a result of real or perceived product quality or other product-related issues.

We sell products for human consumption, which involves a number of risks. Product contamination, spoilage, other adulteration, misbranding, or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. For example, we and Dean Foods were named in a putative class action mislabeling complaint filed in the U.S. District Court for the Southern District of California in September 2011, which was followed by similar actions filed in six additional jurisdictions. All of these suits allege generally that we lack scientific substantiation for certain product claims related to our Horizon Organic products supplemented with DHA Omega-3. A significant product liability, consumer fraud, or other legal judgment against us or a widespread product recall may negatively impact our profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud, or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.

Disruption of our supply or distribution chains could adversely affect our business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, environmental incident, terrorism, pandemic, strikes, the financial or operational instability of key suppliers, distributors, warehousing, and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. For example, the loss of any of Alpro’s distribution partners for local representation in Europe could negatively affect our business. If we are unable or it is not financially feasible to mitigate the likelihood or potential impact of such events, our business and results of operations could be negatively affected and additional resources could be required to restore our supply chain.

Our indebtedness could adversely affect our financial condition and ability to operate our business, and we may incur additional debt.

We have substantial debt and other financial obligations and significant unused borrowing capacity. At November 19, 2012, we had outstanding borrowings of approximately $795 million under our $1.35 billion senior secured credit facilities, of which $500 million were in term loan borrowings, with an additional $295 million under the $850 million revolving portion of our senior secured credit facilities. In addition, we have significant additional borrowing capacity under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

Our debt level and the terms of our financing arrangements:

•	require us to dedicate significant cash flow from operations to the payment of principal of, and interest on, our debt, which will reduce the funds we have available for other purposes;

•	may limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;

•	may limit our future ability to refinance our indebtedness on terms acceptable to us or at all;

•	may subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage for us and may reduce our flexibility in responding to increased competition;

•	may limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and

•	impose on us financial and operational restrictions.

Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.

Our ability to meet our debt service obligations will depend on our future performance. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

The Credit Agreement governing our senior secured credit facilities contains various covenants that impose restrictions on us that may affect our ability to operate our business.

The Credit Agreement governing our senior secured credit facilities contains covenants that, among other things, limit our ability to:

•	borrow money or guarantee debt;

•	create liens;

•	make specified types of investments and acquisitions;

•	pay dividends on or redeem or repurchase stock;

•	enter into new lines of business;

•	sell assets or merge with other companies.

These restrictions on the operation of our business could harm us by, among other things, limiting our ability to take advantage of financing, merger and acquisition opportunities, and other corporate opportunities.

Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. A default would permit lenders to accelerate the maturity of the debt under the Credit Agreement and to foreclose upon the collateral securing the debt.

We may not be able to successfully complete strategic acquisitions, establish joint ventures, or integrate brands that we acquire.

We intend to continue to grow our business in part through the acquisition of new brands and the establishment of joint ventures in the United States, in Europe, and globally. We cannot be certain that we will successfully be able to:

•

identify suitable acquisition candidates or joint venture partners and accurately assess their value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability;

•	secure regulatory clearance for our acquisitions and joint ventures;

•	negotiate acquisitions and joint ventures on terms acceptable to us; or

•	integrate any acquisitions that we complete.

Acquired companies or brands may not achieve the level of sales or profitability that justify our investment in them, or an acquired company may have unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that may arise after entering into such arrangements.

The success of any acquisitions we complete will depend on our ability to effectively integrate the acquired brands or products. We may experience difficulty entering new categories or geographies, integrating new products into our product mix, integrating an acquired brand’s distribution channels and sales force, achieving anticipated cost savings, or retaining key personnel and customers of the acquired business. Integrating an acquired brand into our existing operations requires management resources and may divert management’s attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, or in executing strategies and business plans related to our joint ventures, our business could be negatively affected.

We may have to pay cash, incur debt, or issue equity, equity-linked, or debt securities to pay for any such acquisition, any of which could adversely affect our financial results. Furthermore, we are restricted in our ability to issue equity or equity-linked securities and incur debt under agreements with Dean Foods that we entered into in connection with our initial public offering in October 2012 and the potential spin-off or other disposition by Dean Foods of its remaining ownership interest in us. Under our separation and distribution agreement with Dean Foods, we may not issue any shares of our capital stock or any rights, warrants, or options to acquire our capital stock if the issuance would cause Dean Foods to own less than 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors. This restriction may limit our ability to complete strategic acquisitions. Under our tax matters agreement with Dean Foods, we are further restricted in our ability to issue shares of our capital stock to complete strategic acquisitions. In order to maintain the tax-free status of the contribution and any spin-off, following our initial public offering and for a period of two years following any spin-off of us by Dean Foods, we are restricted in our ability to issue, sell, redeem, or repurchase stock or other securities (including securities convertible into our stock) and to effect a merger of the Company or one of our subsidiaries into another entity. In addition, the sale of equity or equity-linked securities to finance any such acquisitions could result in dilution to our stockholders, or, in the case of the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our Class A common stock. Additional indebtedness would result in increased fixed obligations and could also result in additional operational restrictions that would impede our ability to manage our operations.

We may need additional financing in the future, and we may not be able to obtain that financing.

From time to time, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our Class A common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

Our results of operations will fluctuate from quarter to quarter, which makes them difficult to predict.

Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, we have only been a stand-alone public company since October 31, 2012, which makes it difficult to forecast our future results. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	product quality issues or negative publicity about our products or ingredients;

•	investments that we make to acquire new brands and to launch products;

•	changes in consumer preferences and discretionary spending;

•	availability of raw materials and fluctuations in their prices; and

•	variations in general economic conditions.

As a result of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Our international operations subject us to business risks that could cause our revenue and profitability to decline.

Based upon current distribution, including through export partners, we estimate that our products are sold in over 50 countries worldwide. Sales to customers outside of the United States accounted for 18.8% of our total net sales for the nine months ended September 30, 2012 and 20.7%, 21.0%, and 13.7% of our total net sales in the years ended December 31, 2011, 2010, and 2009, respectively. Risks associated with our operations outside of the United States include:

•

legal and regulatory requirements in multiple jurisdictions that differ from those in the United States and change from time to time, such as tax, labor, and trade laws, as well as laws that affect our ability to manufacture, market, or sell our products;

•	foreign currency translation exposures;

•	political and economic instability, such as the recent debt crisis in Europe;

•	trade protection measures and price controls; and

•	diminished protection of intellectual property in some countries.

If one or more of these business risks occur, our business and results of operations could be negatively affected.

Loss of our key management or other personnel, or an inability to attract such management and other personnel, could negatively impact our business.

We depend on the skills, working relationships, and continued services of key personnel, including our experienced senior management team. We also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we lose one or more members of our senior management team, or if we fail to attract talented new employees, our business and results of operations could be negatively affected.

Labor disputes could adversely affect our business.

As of September 30, 2012, approximately 41% of our employees participated in collective bargaining agreements or had works council representation. Our collective bargaining agreements are scheduled to expire at various times over the next five years. A strike, work slowdown, or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, copyrights, and licenses, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements, third-party nondisclosure and assignment agreements, and the policing of third-party misuses of our intellectual property. Our failure to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause us to cease making, licensing, or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, if feasible, divert management’s attention and resources, or require us to enter into royalty or licensing agreements to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative effect on our results of operations.

A failure to renew or a termination of our licenses for the use of other parties’ brand names and patents could result in the loss of significant sales.

We have entered into license agreements to use certain trademarks, service marks, and trade names, such as LAND O LAKES, Almond Joy, Cold Stone, Cinnabon, Hershey’s, and YORK, to brand and market some of our products. In addition, we have entered into a license agreement with Martek Biosciences Corporation to use products covered by a patent for supplementing certain of our premium dairy and soy products with DHA Omega-3. Generally, these agreements are scheduled to expire at various dates in the future. We cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or at all or that we will be able to acquire new licenses to use other popular trademarks. The termination or expiration of a license agreement would cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.

Our business is subject to various environmental and health and safety laws and regulations, which may increase our compliance costs or subject us to liabilities.

Our business operations are subject to numerous requirements in the United States and the European Union relating to the protection of the environment and health and safety matters, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the National Organic Standards of the U.S. Department of Agriculture, as well as similar state and local statutes and regulations in the United States and in each of the countries in which we do business in Europe. These laws and regulations govern, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. We could incur significant costs, including fines, penalties and other sanctions, cleanup costs, and third-party claims for property damage or personal injury as a result of the failure to comply with, or liabilities under, environmental, health, and safety requirements. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances, or curtail operations. These costs could negatively affect our results of operations and financial condition.

Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities abroad within the regulatory framework of the European Union and its members. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In particular, throughout 2010 and 2011, the dairy industry was the subject of increased government scrutiny. In 2010, the Obama administration initiated a review of existing federal dairy policies in order to consider potential changes to those policies. In 2012, we expect re-authorization of the U.S. farm bill, the primary tool regulating federal dairy policy. The federal agency and congressional review process, and legislative activity in connection with the farm bill, may result in changes to the dairy industry that we cannot anticipate or control and that may have a negative effect on our business. In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. Additionally, we comply with federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program (“NOP”), we rely on third parties to certify certain of our products and production locations as organic. Because the Organic Foods Production Act of 1990, which created the NOP, is so young, many regulations and informal positions taken by the NOP are subject to continued review and scrutiny. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products, as could be the case in the United States as the FDA enacts the recently-passed Food Safety Modernization Act of 2011, or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

As a public company, we are be subject to changing rules and regulations of federal and state securities regulators, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the U.S. Securities and Exchange Commission (“SEC”), and The New York Stock Exchange (the “NYSE”), have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements have resulted, and are expected to continue to result, in an increase in expenses and a diversion of management’s time from other business activities.

Increases in costs of pension benefits and current and post-retirement medical and other employee health and welfare benefits may reduce our profitability.

With approximately 2,500 employees, our profitability is substantially affected by costs of pension benefits and current and post-retirement medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care laws and costs, volatility in investment returns on pension plan assets, and changes in discount rates used to calculate related liabilities. These factors may put pressure on the cost of providing pensions and medical benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.

Risks Related to Our Affiliation With Dean Foods

We are controlled by Dean Foods, and its interests may conflict with the interests of our stockholders.

Dean Foods currently owns none of our Class A common stock and 100% of the outstanding shares of our Class B common stock, which gives Dean Foods approximately 86.7% of the economic interest in our outstanding common stock and approximately 98.5% of the voting power of our outstanding common stock with respect to all matters submitted to a vote of our stockholders. Accordingly, Dean Foods controls our business objectives and policies, including the composition of our board of directors and any action requiring the approval of our stockholders, such as the adoption of amendments to our certificate of incorporation, and the approval of mergers or a sale of substantially all of our assets. Dean Foods controls the timing and structure of any further separation of our Company from Dean Foods in the future. The concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Dean Foods and could discourage others from making tender offers, which could prevent stockholders from receiving a premium for their shares. Dean Foods’ interests may conflict with the interests of our stockholders.

We may not realize the potential benefits we anticipate as a stand-alone public company.

We have only been a stand-alone public company since October 31, 2012. Dean Foods has informed us that at some time in the future, it intends to effect a tax-free spin-off of all or a portion of its ownership interest in us to its stockholders. Dean Foods is not obligated to effect a spin-off, and it may instead retain its ownership interest in us indefinitely. Consequently, we may not realize the potential benefits we anticipate as a stand-alone public company. These potential benefits include the following:

•	enhancing our market recognition with investors;

•	allowing our management to focus its efforts on our business and strategic priorities;

•	eliminating conflicts in the allocation of capital between us and other Dean Foods businesses by providing us with direct access to the debt and equity capital markets;

•	increasing our ability to attract and retain employees by providing equity compensation tied to our business; and

•	improving our ability to pursue acquisitions through the use of shares of our common stock as consideration.

Further, although we have direct access to the debt and equity capital markets, we may not be able to issue debt or equity on terms acceptable to us or at all. The availability of shares of our common stock for use as consideration for acquisitions also will not ensure that we will be able to successfully pursue acquisitions or that the acquisitions will be successful. Moreover, even with equity compensation tied to our business, we may not be able to attract and retain employees as desired. We also may not fully realize the anticipated benefits of being a stand-alone public company if any of the risks identified in this “Risk Factors” section, or other events, were to occur. If we do not realize these anticipated benefits for any reason, our business may be negatively affected.

We may not achieve these anticipated benefits for a variety of reasons. For example, any future spin-off or other disposition by Dean Foods would be subject to various conditions that may not be satisfied, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions, and, in the case of a spin-off, Dean Foods’ receipt of a private letter ruling from the IRS and/or an opinion of counsel that such spin-off would be tax-free to Dean Foods and its stockholders. Unless it has effected a spin-off of our common stock to its stockholders and retained shares of our common stock following that spin-off, Dean Foods has no obligation to pursue or consummate any further dispositions of its ownership interest in us by any specified date or at all whether or not these conditions are satisfied, and if it does not consummate such a transaction, we will remain a majority-owned subsidiary of Dean Foods.

We have only been a stand-alone public company since October 31, 2012, and our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical financial information included in this Quarterly Report on Form 10-Q was derived from Dean Foods’ consolidated financial statements. This information does not necessarily reflect the financial position, results of operations, and cash flows we would have achieved as a stand-alone public company during the periods presented, or those that we will achieve in the future.

This is primarily because of the following factors:

•

Prior to our initial public offering, we operated as a segment of Dean Foods, rather than as a stand-alone company. Dean Foods historically performed various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services. Our historical financial information reflects allocations of corporate expenses from Dean Foods for these and similar functions. These allocations may not reflect the costs we incur for similar services as a stand-alone public company.

•	We have entered into agreements that formulize ongoing commercial arrangements we have with certain wholly-owned Dean Foods subsidiaries.

•

Our historical financial information has not been adjusted and does not reflect changes that we experience as a stand-alone public company. These changes include (1) changes in our cost structure, personnel needs, tax structure, and business operations, (2) changes in our management, (3) potential increased costs associated with reduced economies of scale, and (4) increased costs associated with corporate governance, investor and public relations, and public company reporting and compliance.

Therefore, our historical financial information may not necessarily be indicative of our future financial position, results of operations, or cash flows, and the occurrence of any of the risks discussed in this “Risk Factors” section, or any other event, could cause our future financial position, results of operations, or cash flows to materially differ from our historical financial information. While we have been profitable as part of Dean Foods, we cannot assure you that our profits will continue at a similar level as a stand-alone public company.

Our ability to operate our business effectively may suffer if we do not, quickly and cost effectively, establish our own financial, administrative, and other support functions, and we cannot assure you that the transitional services Dean Foods has agreed to provide us will be sufficient for our needs.

Historically, we have relied on financial, administrative, and other resources of Dean Foods to operate our business. In conjunction with our separation from Dean Foods, we are in the process of creating our own financial, administrative, and other support systems or contracting with third parties to replace Dean Foods’ systems. We have entered into a transition services agreement with Dean Foods under which we provide marketing, R&D, and other transitional services to Dean Foods, and Dean Foods provides certain transitional services to us, including supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other services. These services may not be sufficient to meet our needs. After our agreement with Dean Foods expires, we may not be able to obtain these services at as favorable prices or on as favorable terms.

Any failure or significant downtime in our own financial, administrative, or other support systems or in Dean Foods’ financial, administrative, or other support systems during the transitional period could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and foreign currency transactions, or performing administrative or other services on a timely basis, which could negatively affect our results of operations. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications among our personnel, customers, and suppliers depends on information technology.

As a stand-alone public company, we no longer have access to the resources of Dean Foods, and we may experience increased costs resulting from decreased purchasing power.

We have historically benefited from Dean Foods’ financial strength and numerous significant business relationships and have been able to take advantage of Dean Foods’ size and purchasing power in procuring goods, services, and technology. We have drawn on these resources in developing our own contacts and relationships. Following the separation, we will no longer be able to rely on Dean Foods’ resources and contacts. As a stand-alone public company, we may be unable to obtain goods, services, and technology at prices and on terms as favorable as those that we obtained prior to our separation from Dean Foods, which may negatively impact our results of operations.

Four of our directors and our Chief Executive Officer are directors of Dean Foods, which may present certain conflicts of interest or the appearance of conflicts of interest. In addition, some of our directors and officers own Dean Foods common stock and options or other instruments, the value of which is related to the value of Dean Foods common stock, which could create, or appear to create, conflicts of interests that result in our not acting on opportunities on which we would otherwise act.

Certain of our directors, our Chief Executive Officer, and a number of our other officers own a substantial amount of Dean Foods common stock and options or other instruments, the value of which is related to the value of Dean Foods common stock. The direct and indirect interests of these directors and officers in Dean Foods and its common stock and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and Dean Foods that could have different implications for Dean Foods and us. These decisions could, for example, relate to:

•	disagreement over corporate opportunities;

•	competition between us and Dean Foods;

•	management stock ownership;

•	employee retention or recruiting;

•	our dividend policy; and

•	the services and arrangements from which we benefit as a result of our relationship with Dean Foods.

Conflicts of interest could also arise if we enter into any new, or amend existing, commercial arrangements with Dean Foods in the future, or if Dean Foods decides to compete with us in any of our product categories. Our directors and officers who have interests in both Dean Foods and us may also face conflicts in allocating their time between Dean Foods and us.

As a result of any such conflicts of interest, we may be precluded from pursuing certain opportunities that we would otherwise pursue, including growth opportunities, which may negatively affect our business and results of operations.

If Dean Foods engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to operate successfully and expand our business may be hampered.

Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, Dean Foods will have no obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as us, or

•	doing business with any of our clients, customers, or vendors.

In addition, our amended and restated certificate of incorporation addresses potential conflicts of interest between our Company, on the one hand, and Dean Foods and its officers and directors who are officers or directors of our Company and our subsidiaries, on the other hand. Specifically, if Dean Foods learns of a potential corporate opportunity suitable for both Dean Foods and us, we will have no interest in that opportunity. It also provides that if any of our directors or officers who is also a director or officer of Dean Foods learns of a potential corporate opportunity suitable for both Dean Foods and us, we will have no interest in that opportunity, unless that opportunity is expressly offered to that person in writing solely in his or her capacity as our director or officer.

This policy could result in Dean Foods having rights to corporate opportunities in which both we and Dean Foods have an interest.

Our agreements with Dean Foods and the desire to preserve the tax-free status of any spin-off from Dean Foods limit our ability to take certain corporate actions prior to and after a spin-off, and we could owe significant tax indemnification payments to Dean Foods if the spin-off is taxable as a result of actions by us or acquisitions of our stock or assets.

Our business strategy anticipates future acquisitions and development of new products. However, the agreements we entered into with Dean Foods in connection with our initial public offering and the potential spin-off or other disposition of its remaining ownership interest in us limit our ability to do so prior to any spin-off of us by Dean Foods. For example, under our separation and distribution agreement with Dean Foods, subject to certain exceptions, we are prohibited, without Dean Foods’ prior consent, through the earlier of the date on which a spin-off occurs or the termination of the separation and distribution agreement, from acquiring any other businesses or assets, disposing of any of our own assets (other than in the ordinary course of business), or acquiring any equity interests in, or loaning any funds to, third parties. In addition, in order to preserve the tax-free status of any potential spin-off from Dean Foods, we are subject to certain restrictions on actions related to our common stock. For example, for any future spin-off to be tax-free to Dean Foods and its stockholders, Dean Foods, among other things, must own shares representing at least 80% of the combined voting power of our outstanding common stock (and at least 80% of the outstanding shares of any class of non-voting stock) at the time of such spin-off. Therefore, prior to any spin-off, we are limited in our ability to issue any stock or any instrument that is convertible, exercisable or exchangeable into such stock (including convertible debt) without Dean Foods’ prior consent, and Dean Foods may be unwilling to give that consent if it intends to preserve the option to effect a future separation transaction on a tax-free basis. U.S. federal tax law and the tax matters agreement that we have entered into with Dean Foods impose certain restrictions with which we will need to comply following any spin-off in order to preserve the favorable tax treatment of the spin-off, such as limitations on sales or redemptions of our common stock for cash or other property. These restrictions could substantially limit our strategic and operational flexibility.

In addition, we generally have agreed to indemnify Dean Foods and its affiliates against any and all taxes incurred by them relating to a spin-off and/or any transfer of our Class A common stock by Dean Foods to one or more third-party lenders in exchange for indebtedness of Dean Foods (an “equity-for-debt exchange”) failing to be tax free to the extent such taxes are caused by our actions or acquisitions of our stock or assets by any person other than Dean Foods or its affiliates. If we were to become liable under such indemnity, it would result in a significant liability to us as such taxes would likely be substantial.

We are a “controlled company” under the NYSE rules, and, as a result, we rely on exemptions from certain corporate governance requirements.

Dean Foods currently owns more than 50% of the total voting power of our outstanding common stock, and we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, such as the requirement that we have a nominating and corporate governance committee and a compensation committee, each of which is composed entirely of independent directors, has a written charter addressing the committee’s purpose and responsibilities, and is subject to an annual performance evaluation. A majority of the directors on our board of directors are qualified as independent directors, but we have utilized the exemptions regarding having a nominating and corporate governance committee and a compensation committee. As a result, our independent directors are responsible for our nominating and corporate governance and compensation functions.

Third parties may seek to hold us responsible for liabilities of Dean Foods that we have not assumed in our agreements with Dean Foods.

Third parties may seek to hold us responsible for Dean Foods’ retained liabilities. Pursuant to our agreements with Dean Foods, Dean Foods has agreed to indemnify us for claims and losses relating to certain of these retained liabilities. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses. For example, certain of Dean Foods’ defined benefit retirement plans, as well as many of the multiemployer plans in which Dean Foods participates, are less than fully funded. While Dean Foods is retaining responsibility for such plans and indemnifying us for any liabilities under such plans, there can be no assurance that we will not be ultimately responsible for any liabilities under such plans.

Risks Related to Our Class A Common Stock

Failure to meet market expectations for our financial performance would likely adversely affect the market price of our Class A common stock.

The public trading of our Class A common stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of financial performance. The market price of our Class A common stock may be influenced by many factors, some of which are beyond our control, including those described above in “— Risks Related to Our Business and Industry” and the following:

•	the failure of securities analysts to cover our Company or changes in financial estimates by analysts;

•	our inability to meet the financial estimates of analysts who follow our Company;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts, acquisitions, joint marketing relationships, joint ventures, or capital commitments;

•	variations in our quarterly results of operations and those of our competitors;

•	general economic and stock market conditions;

•	changes in conditions or trends in our industry, geographies, or customers;

•	terrorist acts;

•	future sales of our Class A common stock or other securities;

•	the potential spin-off by Dean Foods of shares of our Class B common stock;

•	perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	actual or anticipated growth rates relative to our competitors; and

•	speculation by the investment community regarding our business.

In addition, the stock markets, including the NYSE, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition, and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources. These market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock are low. If the price of our Class A common stock is volatile, it may negatively affect the ability of our stockholders to sell their shares at or above the price at which they purchased them. This volatility may increase the risk that our stockholders will suffer a loss in their investment or be unable to sell their shares or otherwise liquidate their holdings of our Class A common stock.

Future sales, or the perception of future sales, of our common stock, or a spin-off by Dean Foods of shares of our common stock, may depress the price of our Class A common stock.

The market price of our Class A common stock could decline significantly as a result of sales of a large number of shares of our Class A common stock in the market, including sales by Dean Foods of shares of our Class A common stock issued upon conversion of shares of our Class B common stock. Subject to the lock-up arrangements discussed below and the agreements we entered into with Dean Foods in connection with our initial public offering, we are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. In addition, the contemplated spin-off could result in the distribution of a large number of shares of Class A common stock or Class B common stock, and/or any equity-for-debt exchange could result in the distribution of a significant number of shares of Class A common stock. The perception that these sales or a spin-off might occur could depress the market price of our Class A common stock. These sales, a spin-off, or the possibility that a sale or a spin-off may occur also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Finally, we may issue shares of common stock from time to time as consideration for future acquisitions, investments, or other corporate purposes. In the event any such acquisition, investment, or other transaction is significant, the number of shares of common stock that we issue may in turn be significant.

Dean Foods currently owns none of our Class A common stock and 100% of the outstanding shares of our Class B common stock. We have granted Dean Foods registration rights with respect to the shares of our Class A common stock issued upon the conversion of shares of our Class B common stock, and Dean Foods may transfer these rights to any of its subsidiaries (other than our company and our subsidiaries) or, in connection with an equity-for-debt exchange, a third-party lender. Subject to the 180-day lock-up period described below, any shares registered pursuant to our registration rights agreement with Dean Foods will be freely tradable in the public market.

In connection with our initial public offering, we, our directors, and our executive officers and Dean Foods, its directors, and its executive officers have each agreed to enter into lock-up agreements and thereby be subject to a lock-up period, meaning that we and our permitted transferees will not be permitted to sell any of the shares of our Class A common stock and, with respect to us, shares of our Class B common stock for 180 days after October 25, 2012, subject to certain extensions, without the prior written consent of J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC. Although we have been advised that there is no present intention to do so, J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC may, in their sole discretion and without notice, release all or any portion of the shares of our Class A common stock or, with respect to us, shares of our Class B common stock from the restrictions in any of the lock-up agreements described above at any time.

Failure to maintain effective internal controls in accordance with The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) could have a material adverse effect on our business and stock price.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley (“Section 404”), which will require annual assessments by management and our independent registered public accounting firm of the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or its effect on our operations because there is presently no precedent available by which to measure compliance adequacy. Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on the NYSE to be suspended or terminated, which could have a negative effect on the trading price of our Class A common stock.

Our costs have increased significantly as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.

Prior to our initial public offering, we operated our business as a division of a public company. As a stand-alone public company with separate SEC reporting, regulatory, and stock exchange listing requirements, we have incurred, and expect to continue to incur, additional legal, accounting, compliance, and other expenses that we have not incurred historically. We are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and therefore need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of the NYSE and certain provisions of Sarbanes-Oxley and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as new rules subsequently implemented by the SEC and the NYSE, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations, and standards in this regard are likely to result in increased marketing, selling, and administrative expenses, as well as a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes require a significant commitment of additional resources. We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business, results of operations, and financial condition. We also expect these recent regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time-consuming, and costly. In addition, if we fail to implement the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement such required controls in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our reputation and the confidence of investors and clients in our Company and could negatively affect our business and cause the price of our Class A common stock to decline.

We do not currently intend to pay dividends on our Class A common stock or Class B common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We do not expect to pay cash dividends on our common stock for the foreseeable future. Any future dividends will be within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law, and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of potential gain for the foreseeable future. Furthermore, we may not generate sufficient cash from operations in the future to pay dividends on our Class A common stock.

Provisions of our amended and restated certificate of incorporation, amended and restated bylaws, and the General Corporation Law of the State of Delaware (“DGCL”) could prevent an acquisition or other change in control of our Company, that may be beneficial to our stockholders.

Our amended and restated certificate of incorporation, amended and restated by-laws, and provisions of the DGCL to which we are subject contain provisions that could discourage, delay, or prevent a change in control of our Company or changes in our board of directors and management that the stockholders of our Company may deem advantageous.

For as long as Dean Foods continues to own shares of our common stock representing more than 50% of the total number of votes entitled to be cast by holders of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party that are subject to a vote of our stockholders. In addition, our amended and restated certificate of incorporation, amended and restated by-laws, and the DGCL contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors, restrictions on the ability of our stockholders to remove directors, the inability of our stockholders to fill vacancies on our board of directors, in certain instances supermajority voting requirements for stockholders to amend our amended and restated certificate of incorporation and amended and restated by-laws, prohibition on action by our stockholders by written consent, advance notice requirements for stockholder proposals and director nominations, and the inability of our stockholders to call special meetings of stockholders. Some of these provisions, such as the prohibition on stockholder action by written consent, only become effective once Dean Foods no longer controls us. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Moreover, after Dean Foods and its affiliates, other than us and our subsidiaries, cease to own at least 15% of the votes entitled to be cast by the then-outstanding shares of all classes and series of our capital stock entitled generally to vote on the election of directors (or any class thereof) at any annual or special meeting of stockholders, we will be subject to the restrictions on business combinations set forth in Section 203 of the DGCL, which generally will prohibit us from engaging in a business combination with a person who owns in excess of 15% of our outstanding voting stock for a period of three years after the time of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless, among other exceptions, the transaction is approved in a prescribed manner. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Further, our board of directors is presently divided into three classes with staggered three-year terms. Our amended and restated certificate of incorporation provides that our board of directors will be declassified over a period of approximately two years, beginning with the 2015 annual meeting of our stockholders and ending upon the 2017 annual meeting of our stockholders, after which our directors will serve for one-year terms. While our board of directors is classified into three classes, the staggered board could prevent a party who acquires control of a majority of the outstanding voting power of our capital stock from obtaining control of the board until the second annual meeting of stockholders following the date the acquiror obtains the controlling share interest. The staggered board provision may discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

The value of our Class A common stock may be adversely affected by the superior voting rights associated with our Class B common stock, and holders of our Class B common stock have the ability to significantly influence any action requiring the approval of our stockholders even after a spin-off.

The holders of our Class A common stock and Class B common stock generally have identical rights, except that holders of our Class A common stock are entitled to one vote per share, which is the class of common stock publicly traded on the NYSE, and holders of our Class B common stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders, subject, in the case of the Class B common stock, to reduction in accordance with the terms of our amended and restated certificate of incorporation. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock, the holders of our Class B common stock collectively exert significant influence over any action requiring the approval of our stockholders and, accordingly, this concentrated control limits your ability to influence any action requiring the approval of our stockholders, such as the adoption of amendments to our certificate of incorporation, the election of directors, and the approval of mergers or a sale of substantially all of our assets. The difference between the voting rights of our Class A common stock and our Class B common stock could adversely affect the value of our Class A common stock to the extent that investors ascribe value to the superior voting rights of our Class B common stock.

In connection with any spin-off, Dean Foods may be required to distribute shares of our Class B common stock to its stockholders to preserve the tax-free treatment of the spin-off. Those shares of our Class B common stock would not automatically convert into shares of our Class A common stock. Therefore, following a spin-off in which Dean Foods distributes shares of our Class B common stock, both classes of our common stock would be publicly traded until and unless our stockholders approve the conversion of our Class B common stock into our Class A common stock. Even if, following a spin-off, we submit to our stockholders a proposal to approve the conversion of all outstanding shares of our Class B common stock into shares of our Class A common stock in accordance with the terms of our amended and restated certificate of incorporation, there can be no assurance that our stockholders would approve the proposal, particularly in light of the superior voting rights associated with our Class B common stock. In addition, Dean Foods has granted us an irrevocable proxy with respect to any Class A common stock that it retains after a spin-off as to any matter as to which a holder of Class A common stock is entitled to vote, the provisions of which have the effect of eliminating Dean Foods’ ability to influence such approval. Furthermore, in connection with the private letter ruling requested by Dean Foods in relation to the proposed spin-off, the IRS may require that holders of our Class B common stock be entitled to vote on any such proposal as a separate class, which could reduce the likelihood that such proposal would be approved. In the absence of such stockholder approval or in certain other circumstances described herein, our Class B common stock would continue to have voting rights that are superior to those of our Class A common stock and, therefore, the holders of our Class B common stock would be able to exercise significant influence over any action requiring the approval of our stockholders.

The existence of two classes of publicly-traded common stock would also result in less liquidity for both classes of our common stock than if we had only one class of common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

On October 31, 2012, we completed our IPO of 23,000,000 shares of our Class A common stock at a price of $17.00 per share for an aggregate offering price of approximately $391 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-183112), which was declared effective by the SEC on October 25, 2012. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as book-running managers for the IPO and as representatives of the underwriters. Morgan Stanley & Co. LLC, Barclays Capital Inc., Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc. and SunTrust Robinson Humphrey, Inc. acted as the co-managers for the IPO. The IPO commenced on October 25, 2012 and terminated after the sale of all of the shares offered.

We received aggregate net proceeds from the IPO of approximately $368 million, after deducting underwriting discounts and commissions. None of the underwriting discounts and commissions or other offering expenses were incurred by or paid to directors or officers of ours or their associates or persons owning 10 percent or more of our common stock or to any affiliates of ours, other than approximately $14.5 million of offering expenses incurred and paid by Dean Foods.

On October 31, 2012, we contributed $282 million of the net proceeds of the IPO to WWF Opco, which used those proceeds to repay a portion of the then-outstanding obligations under intercompany notes owed to Dean Foods. On November 1, 2012, the remaining net proceeds of approximately $86 million from the IPO were used to repay a portion of the indebtedness then outstanding under the revolving portion of our new senior secured credit facilities.

There has been no material change in our use of the net proceeds from the offering as described in the Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WHITEWAVE FOODS COMPANY

/s/ James T. Hau
James T. Hau
Vice President and Chief Accounting Officer

November 30, 2012