Form 10-K
period 2012-12-31
WHITEWAVE FOODS Co
filed 2013-02-19
CIK 1555365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-35708

The WhiteWave Foods Company

(Exact name of Registrant as specified in its charter)

Delaware	46-0631061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 North Haskell Avenue Suite 3400

Dallas, Texas 75204

(214) 303-3400

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned-issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed the initial public offering of its Class A common stock on October 31, 2012. Accordingly, there was no public market for the registrant’s common stock as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 1, 2013, there were 23 million outstanding shares of Class A common stock, par value $0.01 per share, and 150 million outstanding shares of Class B common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part I — Item 1A — Risk Factors” in this Form 10-K, and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described in this Form 10-K.

PART I

Item 1.	Business

Overview

The WhiteWave Foods Company (“WhiteWave”, the “Company”, “we”, “us” or “our”) is a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. We are pioneers in these product categories, with Silk, International Delight and Horizon Organic having #1 or #2 brand positions based on retail sales in the United States, and Alpro having a #1 brand position based on retail sales in Europe. Our widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products, while our popular European brands of plant-based foods and beverages include Alpro and Provamel.

Our mission is to create a food and beverage company that combines the entrepreneurship, spirit, principles, and practices of small food companies with the professionalism, resources, and scale of large food companies. We aspire to change the way the world eats for the better by providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly produced products.

We have two reportable business segments: our North America segment, which offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy categories throughout North America, and our Europe segment, which offers plant-based foods and beverages throughout Europe. For more information about our two reportable segments and our financial information by geographic area, see Note 15 to our audited consolidated financial statements.

We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, convenience stores, and health food stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. We believe our products meet a variety of consumer preferences and desires, and, as a result, our brands have historically performed well for retailers. We believe that our products receive premium shelf placement and have high adoption rates due to our product innovations, strong brand recognition, consumer loyalty, and ongoing collaboration with retailers. Our core commercial capabilities, including speed-to-market and an extensive supply chain network, enable us to achieve and sustain our leading positions and drive growth in our brand platforms. Going forward, we expect to drive further sales and growth by strengthening our existing product categories, expanding our brands into logical adjacent product categories, focusing on new product development, and capitalizing on emerging consumer trends.

Brand building and new product innovation are core to our growth strategy, and we believe they represent significant competitive advantages for us. We continually invest in marketing and promotional activities to build the strength of our brand equities. For example, we cultivated Silk and Alpro from niche soymilk brands into a broad range of plant-based food and beverage products. Our in-house R&D group develops new, great-tasting products that are responsive to evolving consumer preferences. We have a highly successful track record of leveraging our capabilities to create and rapidly commercialize new products, and to build and develop categories and subcategories on a large scale. Examples of our highly successful product launches include Silk PureAlmond almondmilk, which we launched in 2010, and International Delight CoffeeHouse Inspirations, which we launched in 2009, and which ranked among the top 2% and 3%, respectively, of all consumer packaged food and beverage launches in the United States between 2007 and 2011 in terms of retail sales in each of their first twelve months. In 2012, we were the first company to commercialize almond drinks on a large scale in Europe, capitalizing on the emerging European consumer preference for variety in plant-based dairy alternatives.

We are committed to expanding our business while continuing to support our environment, communities, and employees. In our efforts to produce food responsibly, we set goals and design our sustainability initiatives to benefit the environment and the communities we serve. We believe our unique corporate culture and commitment to our employees fosters a highly engaged workforce focused on innovation and the development of new products that offer better choices for people and are better for our communities and the planet.

Our History and Initial Public Offering

Throughout our history, we have successfully identified and acquired high-growth businesses in attractive categories. In 1997, Dean Foods Company (“Dean Foods”) acquired the International Delight brand, which sold the first flavored non-dairy liquid coffee creamer marketed in the United States. In 2002, Dean Foods completed the acquisition of White Wave, Inc., a marketer of soy beverages and food products under the Silk brand, and entered into an expanded licensing arrangement with Land O’Lakes, Inc. to use the LAND O LAKES brand across the United States for value-added milk and cultured dairy products. In 2004, Dean Foods completed the acquisition of Horizon Organic Holding Corporation, owner of the Horizon Organic brand of organic milk and dairy products. In 2004, Dean Foods consolidated its national brands into WWF Operating Company. The combined WhiteWave organization relocated to Broomfield, Colorado in 2005 and implemented systems and processes that have allowed WhiteWave to create sustainable sales growth in each of its product categories and subcategories. In 2009, WhiteWave expanded its plant-based foods and beverages portfolio by acquiring Alpro, a leader in plant-based foods and beverages in Europe, that also owned Provamel, a leading brand of organic soy-based products distributed in European health food stores. Given our scalable infrastructure, deep knowledge of key drivers in our business and product categories, track record of innovation, and core competency of successfully acquiring and integrating high-growth brands in attractive categories, we believe that our Company is well positioned for future global growth.

On October 31, 2012, we completed an initial public offering of 23,000,000 shares of our Class A common stock at a price of $17.00 per share, and our Class A common stock began trading on the New York Stock Exchange under the symbol “WWAV” on October 26, 2012. Prior to our initial public offering, substantially all of the historical assets and liabilities related to our business were held by WWF Operating Company, a wholly-owned subsidiary of Dean Foods. The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company and, prior to completion of our initial public offering, Dean Foods contributed all of the capital stock of WWF Operating Company to us in exchange for 150,000,000 shares of our Class B common stock. Our Class A common stock is entitled to one vote per share, and Class B common stock is entitled to ten votes per share with respect to all matters submitted to a vote of our stockholders, subject, in the case of the Class B common stock, to reduction in accordance with the terms of our amended and restated certificate of incorporation. Each share of Class B common stock is convertible into one share of Class A common stock at any time by Dean Foods and certain other permitted holders, and automatically in certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Formation of the Company and Initial Public Offering.”

As of February 1, 2013, a total of 23,000,000 shares of our Class A common stock and 150,000,000 shares of our Class B common stock are outstanding. Dean Foods owns none of our Class A common stock and 100% of the outstanding shares of our Class B common stock, which gives Dean Foods approximately 86.7% of the economic interest in our outstanding common stock and approximately 98.5% of the voting power of our outstanding common stock with respect to all matters submitted to a vote of our stockholders.

On February 13, 2013, Dean Foods affirmed its intention to effect a tax-free spin-off of shares of the Company in May 2013, following the April 23, 2013 expiration of the lock-up period in connection with our initial public offering. Dean Foods also announced it (i) has received a private letter ruling from the Internal Revenue Service providing that, subject to certain conditions, the anticipated spin-off will be tax-free for U.S. federal income tax purposes, and (ii) plans to retain up to 19.9% of the total outstanding shares of the Company, or up to 34.4 million shares, with the intention to monetize or distribute its position in a tax-free manner at a later date. The spin-off or other disposition is subject to various conditions, including approval by Dean Foods’ Board of Directors, the receipt of any necessary regulatory or other approvals, the maintenance of the private letter ruling from the Internal Revenue Service and Dean Foods’ receipt of an opinion from counsel, and the existence of satisfactory market conditions, and there can be no assurance as to when or whether the proposed spin-off or any other disposition will occur.

Industry Overview

We compete in categories that are part of larger food and beverage sectors and that provide us meaningful opportunities for continued growth. Our plant-based foods and beverages and premium dairy products are well positioned within the dairy and dairy alternatives sector, as well as the natural and organic sector, which in the United States alone were estimated to be $48 billion and $46 billion sectors, respectively, in 2011. The growth of the natural and organic sector is outpacing the growth of the overall food and beverage industry and, within the dairy and dairy alternatives sector, our share continues to grow. In addition, our coffee creamers and beverages continue to benefit from the growth and overall size of the coffee and creamers sector, which was estimated to be a $12 billion sector in the United States alone in 2011.

We believe that our products are uniquely positioned in rapidly growing, on-trend categories that stand to benefit from anticipated sustainable, strong consumer demand.

Plant-Based Foods and Beverages

Plant-based foods and beverages represented a $1.9 billion category in the United States and Europe in 2011, and experienced a CAGR of 8% from 2009 to 2011. Plant-based foods and beverages represented a $1.1 billion category in the United States in 2012, an increase of 18% from 2011, while in Europe plant-based foods and beverages represented an approximately $1.0 billion category during the twelve months ending September 2012, an increase of 3% from the prior twelve-month period. We believe almond-based beverages was among the fastest growing subcategories in the U.S. consumer packaged food and beverage industry with a CAGR of 126% from 2009 to 2012 and representing a $458 million subcategory in 2012.

We believe that the plant-based foods and beverages category will continue to experience favorable growth supported by a rising consumer focus on nutritional benefits, such as digestive and heart health, as well as by the positioning of these products as low-fat, low-calorie, and cholesterol-free dairy alternatives. Plant-based foods and beverages also enjoy advantaged environmental impact profiles over dairy milk, particularly in greenhouse gas production and water use.

In recent years, plant-based beverages have grown as a percentage of overall milk sales and household penetration. For example, between 2009 and 2012, plant-based beverages grew from 5.3% to 6.9% of total milk sales in the U.S. grocery industry. According to IRI, U.S. household penetration of refrigerated plant-based beverages grew from 16% to 25% between 2008 and 2012. Moreover, the variety of products in the plant-based foods and beverages category has proliferated within the past five years. For example, sales of non-soy plant-based beverages, including beverages made from almond, coconut, rice, and other plants, grew between 2009 and 2012 from 15% to 52% of plant-based beverages sales in the United States.

Coffee Creamers and Beverages

Coffee creamers and beverages represented a $3.9 billion category in the United States in 2012, and experienced a CAGR of 9% from 2009 to 2012. The subcategories in which we compete, flavored coffee creamers and ready-to-drink coffee beverages, each experienced a CAGR of 14% from 2009 to 2012.

Demand for coffee creamers is driven by rising coffee consumption, increasing preference for flavored creamers with coffee and the growth of at-home brewing as consumers seek to enjoy the “coffeehouse” taste at a lower cost. Coffee is currently the most popular beverage in the United States, with 64% of consumers over the age of 18 drinking coffee daily during the first two months of 2012. During the first two months of 2012, the average coffee-drinking consumer drank 3.2 cups of coffee per day. Additionally, during the first two months of 2012, only 22% of coffee-drinking consumers drank their coffee without sweetening or creaming, while 48% of coffee-drinking consumers both sweetened and creamed their coffee, which we believe suggests a continued opportunity to convert consumers to a flavorful, creamed cup of coffee. We believe the variety of our coffee creamer products appeals to the eclectic taste preferences of this growing consumer group.

Demand for iced coffee products is also driven by rising coffee consumption and increasing preference for convenient, flavorful coffee experiences at home. Based on a management estimate of $2.00 per serving of iced coffee, we believe that away-from-home iced coffee represented approximately $1.7 billion in sales in the United States in 2012. As of mid-year 2011, approximately 48% of coffee drinkers drink iced coffee and 75% of iced coffee drinkers are interested in an at-home, multiple serving size option for iced coffee.

Premium Dairy

Premium dairy, which includes organic and other value-added dairy products, represented a $2.4 billion category in the United States in 2012, and experienced a CAGR of 7% from 2009 to 2012. Organic milk represented $1.3 billion in sales in the United States in 2012, and experienced a CAGR of 10% from 2009 to 2012.

The robust growth in premium dairy products is largely driven by a rising consumer preference for nutritious and organic products. For example, organic milk is produced without the use of synthetic pesticides or growth hormones, while Horizon Organic Milk with DHA Omega-3 has Omega-3s, which support brain, heart, and eye health. In recent years, organic milk has exhibited favorable growth in total milk sales and dairy category penetration. Between 2009 and 2012, organic milk grew from 6.9% to 8.2% of total U.S. retail milk sales. This share is meaningfully less than the organic share of the U.S. fruits and vegetables category, which was about 12% in 2011.

Our Competitive Strengths

We believe that the following competitive strengths will enable the Company to achieve sustained growth and profitability:

Participation in Highly Attractive Categories

We are a leader in three major product categories: plant-based foods and beverages, coffee creamers and beverages, and premium dairy. These high-growth, on-trend product categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. We believe that increasing household penetration will be a significant growth driver across all of our product categories. For example, according to IRI, the U.S. penetration rates of refrigerated organic milk and refrigerated coffee creamers including half & half were approximately 10% and 54%, respectively, as of December 2012. Additionally, according to IRI, the U.S. penetration rate of refrigerated plant-based beverages was approximately 25% as of December 2012, and we believe that in many international geographies these products are not widely available to consumers today. We believe that our coffee creamer and beverage products are well positioned to continue benefitting from the growing consumption of coffee, which is currently the most popular beverage among U.S. consumers, according to a 2012 National Coffee Drinking Trends study. We also believe there is increasing consumer demand for natural and organic products, including organic milk. Furthermore, the premium dairy category remains underpenetrated, as organic milk comprised only 8.2% of total U.S. retail milk sales in 2012.

Product Portfolio Aligned with Consumer Trends

Our product portfolio is designed to appeal to consumer preferences for nutritious, great-tasting, convenient, and responsibly produced products. Our plant-based food and beverage platform, which includes soy-, almond-, coconut-, hazelnut-, rice-, and oat-based choices, features a variety of flavorful offerings with nutritional qualities that consumers desire. Our coffee creamers and beverages platform, which includes coffee creamers and iced coffee products under the International Delight and LAND O LAKES brand names, enables our consumers to enjoy a flavorful, convenient, and affordable “coffeehouse” taste. Finally, our premium dairy portfolio consists of organic milk, yogurt, cheese, and other premium dairy products that appeal to consumers seeking wholesome and nutritious choices for their families. Our market research function plays an important role in our success, as we consistently seek and incorporate feedback from our consumers to develop new products to remain at the forefront of evolving consumer trends.

Large, Leading Brands with Significant Scale

We have built a portfolio of large, leading brands with significant retail scale that are well–recognized by consumers, and that we believe are important to retailers. We have helped build and develop the categories in which we compete into large and growing categories whose aggregate retail sales were approximately $8 billion in 2011 in the United States and Europe. Within their respective categories or subcategories, each of our Silk, Horizon Organic, and Alpro brands hold #1 brand positions, with meaningfully higher shares than those of their nearest respective competitors. For example, Silk held a 57% share of the category for plant-based foods and beverages and Horizon Organic held a 43% share of the subcategory for organic fluid dairy milk in the United States in 2012, and Alpro held a 38% share of the category for plant-based foods and beverages in Europe in the first nine months of 2012, each share being at least four times greater than that of its closest branded competitor during these time periods. Our commitment to brand building has enabled us to increase awareness and better serve our consumers, leading to improved scale and share across our categories.

Through our new product innovation, brand extensions and expanded distribution, we have developed sizeable brands, with Silk, International Delight, and Horizon Organic each generating in excess of $500 million in total net sales in 2012. We expect to further capitalize on the strong consumer demand for our products and continue to grow our sales and brand share within our categories.

Culture of Innovation

We have established a track record of launching successful new products and effectively commercializing innovation across our brands in North America and Europe by building and leveraging highly experienced R&D teams. We have consistently made investments in new product development. Throughout our history, we have leveraged our strong brand equities and our innovation capabilities to pioneer new products and subcategories. For example, the organic milk, soymilk, and flavored non-dairy creamer subcategories were either created or largely developed by our Company. All have since grown into sizable, profitable subcategories in which we maintain strong leadership positions. Recent successful introductions include:

•

Silk PureAlmond almondmilk (launched in 2010) expanded the Company’s plant-based beverages platform outside of soy to capitalize on an increasing affinity among consumers for almond-based beverages, which we believe is one of the fastest growing subcategories within plant-based foods and beverages. We believe the Company is well positioned to benefit from the growing consumer adoption of almond-based beverages. For example, Silk PureAlmond almondmilk ranked in the top 2% of all consumer packaged food and beverage launches in the United States between 2007 and 2011 in terms of retail sales in the first twelve months.

•

International Delight Coffee House Inspirations (launched in 2009) diversified the Company’s flavored coffee creamer portfolio and allowed consumers to enjoy a convenient and affordable at-home “coffeehouse” experience. Seeking to capitalize on the increased consumption of coffee, the Company has released a portfolio of seven flavors to broaden the appeal to consumers.

•

Throughout its history, the Company has driven growth in the Horizon Organic brand by introducing new products and new packaging designs. Horizon Organic Milk with DHA Omega-3 (launched in 2007) is a nutrient-enhanced organic milk product with a variety of health benefits, including brain and heart support.

•

Alpro Fruity & Creamy (launched in 2012) broadened our European plant-based yogurt portfolio with a smooth and creamy soy yogurt in cherry and peach flavors designed to attract consumers seeking an indulgent, non-dairy experience with nutritional benefits.

Extensive Commercial and Supply Chain Network

Our strong innovation and commercial capabilities enable us to develop, rapidly commercialize, and efficiently distribute our products. Through our sales organization, we strive to cultivate strong, collaborative relationships with our retail customers that facilitate favorable product placement, which, combined with our marketing capabilities and brand strength, drive high product-turnover rates. Our strategic distribution network allows us to achieve broad channel reach, and our extensive production capabilities, including our ESL manufacturing network in the United States and Europe, position us for continued cost reduction opportunities. We believe our strategic investments in our manufacturing footprint and diverse network of suppliers will allow us to continue scaling our business into the future. Going forward, we also believe that we can leverage these core capabilities to continue to pioneer and lead in our categories.

Significant Global Growth Potential

Our leading brands, on-trend, innovative products, and sales, marketing, and supply chain capabilities position us to benefit from the growing global adoption of products in our major categories. In addition, throughout our history, we have demonstrated a consistent ability to successfully acquire and integrate businesses and their brands. Through these acquisitions, we have capitalized on product and category growth trends and expanded our geographic scope. We believe that we can leverage these experiences to take advantage of future global growth opportunities.

Experienced Management Team with Acquisition Expertise

We are led by a proven and experienced management team. Our Chairman of the Board and Chief Executive Officer, Gregg Engles, has 24 years of management experience in the consumer packaged food and beverage industry. Mr. Engles conceived the idea of a branded dairy alternative business within the Dean Foods portfolio, and, under his direction, our Company was built through a series of successful acquisitions, including International Delight in 1997, Silk in 2002, Horizon Organic in 2004, and Alpro in 2009. Mr. Engles, Blaine McPeak, Kelly Haecker, and Thomas Zanetich, among others, were all either founding members of the management team that built WhiteWave by acquiring and integrating its principal brands or early employees who have led its subsequent growth. Bernard Deryckere has led Alpro for over a decade and driven its leadership in plant-based foods and beverages in Europe. Mr. Engles and the other members of our senior management team average almost two decades of industry experience at leading consumer packaged food and beverage companies. Our management team has played an integral role in our Company’s success by instilling a culture committed to innovation, responsibility, and growth. We believe that our strong leadership and experience acquiring and scaling high-growth businesses will enable our Company to continue to drive sustained growth and increased profitability.

Our Business Strategy

Our Company competes in product categories that we believe have attractive long-term growth prospects due to strong consumer interest, favorable category dynamics, and, in many cases, low household penetration. To achieve sustainable growth and profitability, our strategy encompasses the following:

Leverage the Equity in Our Core Brands

Our core brands are leaders in categories which are experiencing strong consumer momentum. We intend to continue to leverage the equity of our core brands by introducing innovative products and expanding our offerings under those established brands to raise consumer awareness of our products’ attributes which, in turn, will allow us to expand sales to a broader set of consumers and consumption occasions. We expect to expand the role of our brands even further with our retail customers, who recognize the accelerated growth that our brands bring to their businesses. For example, we believe the successful launch of Silk PureAlmond almondmilk in 2010 was in part attributable to consumer and customer trust in the value and quality offered by our Silk brand, which we believe originated the refrigerated soymilk subcategory. We will leverage our strong track record of building categories and brands by continuing to develop and introduce innovative, on-trend products that further solidify our position as a category leader.

Drive Growth Through Innovation

Our Company has a history of driving growth through pioneering new subcategories, capitalizing on emerging trends, and introducing product extensions under our brands. Our recent new product launches have allowed us to continue to grow in our existing categories and subcategories and deliver innovative products under trusted brands. For instance, Silk Fruit & Protein beverages combine the established Silk soymilk tradition with the added taste of fruit. With International Delight Iced Coffee, we created a new subcategory of refrigerated iced coffee for at-home consumption. Our launches of Alpro Almond Drink and Alpro Hazelnut Drink are providing European consumers with access to an increased variety of great-tasting, nutritious plant-based beverages. We believe there are attractive opportunities to extend our trusted brands into select adjacent product categories and subcategories. We are committed to leveraging our advanced R&D and commercial capabilities to further develop and expand our categories and subcategories and deliver innovation that will drive increased consumption of our brands.

Continue to Identify Cost Reduction Opportunities to Reinvest in Brands and Operational Capabilities

We are committed to pursuing operational cost reduction programs in order to maintain our competitive position and support our growth strategy. Company-wide cost reduction programs improve operational efficiency through the elimination of excess costs. By realizing savings through these cost reduction programs, we can reinvest in our business to build our brands and improve our capabilities as we strive to drive growth and deliver superior service to our retail and foodservice customers. For example, in the past, we have delivered cost savings benefits from optimizing our production and distribution capabilities, as well as from examining and tailoring our product formulations and our overhead costs. We view the pursuit of opportunities to improve the efficiency of our operations as an essential contributor to our success.

Selectively Pursue Expansion Opportunities in Attractive New Geographies

Our leading brands, on-trend innovative products, and sales, marketing, and supply chain capabilities provide opportunities to expand our business globally by:

•	broadening the distribution of successful products across our existing geographies;

•	driving distribution of our brands and products into geographies adjacent to our existing geographies; and

•	introducing our brands and products in new, high-growth regions across the globe.

Throughout our history, we have demonstrated an ability to successfully enter and grow new categories and subcategories and geographies through acquisitions. We acquired Creamiser, a manufacturer of refrigerated cream and flavor dispensers, in 2008, which enabled our organization to expand into away-from-home channels with a new technology platform aimed at coffeebars. Our acquisition of Alpro in 2009 expanded our business to Europe, and we believe it is creating opportunities to share our products and best practices across two continents. We believe that we can leverage these experiences to capitalize on future value-enhancing acquisitions and partnerships that complement our portfolio.

Our Products

We manufacture, market, distribute, and sell products in three categories: plant-based foods and beverages, coffee creamers and beverages, and premium dairy. Each of our product categories has experienced robust organic growth, which we believe is the result of planned innovation to strategically meet evolving consumer preferences. For example, we added Silk PureAlmond almondmilk and Silk PureCoconut coconutmilk in North America in 2010 and 2011, respectively, hazelnut and almond drinks in Europe in 2012, International Delight iced coffee in 2012, and Horizon Organic Milk with DHA Omega-3 in 2007.

Plant-Based Foods and Beverages

Our plant-based food and beverage products, which include soy-, almond-, coconut-, hazelnut-, rice- and oat-based choices, feature a variety of flavorful offerings with nutritional qualities that consumers desire. Our product portfolio in the United States includes Silk soymilk, Silk PureAlmond almondmilk, Silk PureCoconut coconutmilk, Silk Fruit & Protein, and Silk Live! soy yogurt. In Europe, our product portfolio under our Alpro and Provamel brands includes soy, hazelnut, almond, rice, and oat milks as well as desserts, cream, margarine, and meat-free foods. Our plant-based foods and beverages have remained innovative to meet evolving consumer preferences. For example, we have expanded our Silk soymilk product offerings from unsweetened and plain soymilks to a variety of choices including chocolate, vanilla, and light soymilks and Silk Fruit & Protein beverages. We have also extended our Alpro spoonable yogurt range into new choices, including pourable yogurt and creamy yogurt. Additionally, our products appeal to consumers seeking nutritious and responsible choices. For example, many consumers of our Silk soy products are focused on maintaining digestive and heart health and consuming nutritious, low-fat, low-calorie and cholesterol-free alternatives to dairy. Silk soymilk is high in calcium, low in saturated fat, and 100% cholesterol-free. Each eight-ounce glass of soymilk contains at least 6.25 grams of soy protein, which has been recognized by the FDA for its role in maintaining heart health.

Our plant-based foods and beverages have established leading positions in their categories. For example, in 2012, our Silk products had a 57% share of the $1.1 billion category for plant-based foods and beverages in the United States, and in the first nine months of 2012, our Alpro products had a 38% share of the $789 million category for plant-based foods and beverages in Europe.

Coffee Creamers and Beverages

Our coffee creamers and beverages product portfolio, which includes coffee creamers and iced coffee products under the International Delight and LAND O LAKES brand names, enables our consumers to enjoy a flavorful and convenient “coffeehouse” taste at a lower cost. Our coffee creamers portfolio includes flavored, healthful, and shelf-stable single-serve creamers and half & half. Our creamers include products marketed under popular brands (which we license) including Almond Joy, Cinnabon, Cold Stone, Hershey’s, and YORK.

Our coffee creamers and beverages portfolio has captured a significant share of each of its subcategories. For example, in 2012, our International Delight flavored creamers had a 30% share of the $1.7 billion subcategory for flavored creamers within the U.S., and our LAND O LAKES half & half had a 22% share of the $809 million subcategory for half & half within the U.S., a subcategory traditionally dominated by private label products.

Premium Dairy

Our premium dairy portfolio consists of organic milk, yogurt, cheese, and other premium dairy products marketed under our Horizon Organic brand that appeal to consumers seeking wholesome and nutritious choices for their families. We offer a range of premium milk products, including organic milk varieties containing DHA Omega-3s and fat-free, 1% lowfat, 2% reduced fat, whole, and lactose-free milk. Our milk products are produced in gallon, half-gallon, and single-serve sizes. Our other premium dairy products include a variety of cheeses, creams, yogurts, and butters, which are primarily marketed under the Horizon Organic brand. All of our Horizon Organic products are organic and are produced without the use of synthetic pesticides or growth hormones.

Our premium dairy portfolio has established leading positions in many of its subcategories. For example, in 2012, our Horizon Organic brand had a 43% share of the $1.3 billion subcategory for organic fluid dairy milk within the United States.

A key focus of our premium dairy business is to develop value-added products such as organic single-serve, organic DHA, and organic lactose-free products. These products totaled approximately $300 million in retail sales in the United States in 2012, experienced a CAGR of 23% from 2009 to 2012, and in 2012 comprised approximately 50% of total Horizon Organic net sales.

Our Customers

We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, convenience stores, and health food stores, as well as various away-from-home channels, including restaurants and foodservice outlets. Our top five customers together accounted for 40.3% of our total net sales for the year ended December 31, 2012. Our largest customer is Wal-Mart Stores, Inc., which, including its subsidiaries such as Sam’s Club, accounted for 18.0% of our total net sales for the year ended December 31, 2012.

Sales to customers in the United States accounted for 81.2%, 79.3%, and 79.0% of our total net sales in the years ended December 31, 2012, 2011, and 2010, respectively.

Sales Organization

We sell our products in North America and Europe primarily through our direct sales force and independent brokers. Our sales organization strives to cultivate strong, collaborative relationships with customers that facilitate favorable shelf placement for our products, which, we believe, when combined with our marketing capabilities and our brand strength, drives high product turnover rates. Our relationship with a national broker in the United States serves to provide additional retail customer coverage as a supplement to our direct sales force, which has contributed to increased broker-led sales and has allowed us to provide enhanced service to our customers. Additionally, in Europe, we have an extensive network of partners through which we continue to build and grow relationships with customers beyond our core geographies.

Marketing and Advertising

We use a variety of marketing efforts to build awareness of, and create demand for, our products. We employ regional, national, and, for our Europe segment, international promotions of our brands and products through a variety of media, including television and radio advertising, print media, coupons, co-marketing arrangements, and social media. We build campaigns for our brands around certain themes to strategically appeal to the consumers whom we believe will be attracted to our products. For example, in our television, radio, and print advertising, we emphasize the healthy attributes of Silk, Horizon Organic, and Alpro, and we highlight the ability to create a “coffeehouse experience” at home with International Delight. These marketing efforts are enhanced by our internal creative services team, which provides the ability to collaborate with our brand teams at critical points in the advertising cycle and leads innovation in marketing through various channels. Finally, our employees regularly participate in community outreach and charity and sponsorship work. We believe that our community programs and partnerships reinforce our brands’ values and build strong and lasting relationships with consumers.

Research and Development

At our R&D facilities in Broomfield, Colorado, and Wevelgem, Belgium, our experienced consumer packaged goods professionals generate and test new product concepts, new flavors, and packaging. For example, our Broomfield, Colorado R&D facility includes capabilities in product development, dairy and plant-based chemistry, and processing technology, including extended shelf life (“ESL”) and shelf-stable technologies. We conduct focus group studies and consumer testing of new product concepts in our on-site innovation center, which provides opportunities to develop product prototypes and marketing strategies with direct consumer input. Our Wevelgem, Belgium R&D professionals have extensive experience in developing a broad range of plant-based products, including drinks, yogurts, desserts, and creams.

We believe that innovation is central to the ongoing successful performance of our business. To that end, we have integrated innovation as one of our core strategies, and hold every business unit accountable for executing against innovation priorities. By doing so, we have successfully launched innovative and wide-ranging products. Silk PureAlmond almondmilk, Alpro Almond Drink, Horizon Organic Milk with DHA Omega-3, Silk Fruit & Protein, and International Delight Iced Coffee are examples of products developed through collaboration between our R&D team and our brand teams.

Our R&D organization primarily develops products internally, but also leverages external technical experts for open innovation for new product ideas and concepts. Additionally, our R&D teams are actively involved in cost reduction initiatives across all of our brands.

Manufacturing and Distribution

Sourcing and Supply Chain

Raw materials used in our products include organic and conventional raw milk, sweeteners, almonds, organic and non-GMO soybeans, butterfat, and other commodities. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain the ingredients and packaging we need for production. Although the prices of our principal raw materials fluctuate, based on adverse weather, the economy, and other conditions, we believe such raw materials to be generally available from numerous sources. For example, we source approximately 93% of the raw organic milk for our premium dairy products from our network of nearly 600 family farmers throughout the United States, with the remaining 7% sourced from our owned dairy farms in Paul, Idaho and Kennedyville, Maryland.

We have an extensive production and supply chain footprint in the United States. We utilize five manufacturing plants, two distribution centers, and three strategic co-packers in the United States, and we manufacture approximately 67% of our North American product volume internally. Our advanced production capabilities provide us with applications of technology in ESL and aseptic processing, gable-top, plastic, aseptic, single-serve and portion control packaging, cultured processing, fruit processing, and allergen management functions.

Our strategic distribution network allows us to achieve broad channel reach to our North American customers. We believe the flexibility inherent in our distribution network allows us to quickly and efficiently service our customers’ needs. In the past, we have leveraged our distribution network to reduce our overall costs, and we believe that there is further potential for cost savings by continuing to focus on matching efficient distribution with customer needs.

In addition, we have a strategic supply chain footprint across Europe. We utilize four manufacturing plants and a limited number of co-packers for more specialized, low-volume products. Our four plant facilities located in the United Kingdom, Belgium, France, and the Netherlands produce a broad range of soy drinks, yogurts, desserts, and creams, representing approximately 97% of our total Europe segment’s production volumes, with the remainder produced by third-party co-packers. We apply proprietary soybean de-hulling, base milk manufacturing, and yogurt fermentation technologies in our production processes, which we believe results in better taste and high product yields for our products. Furthermore, we also have a broad commercial partner network across Europe, which complements our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands, facilitating access to the countries in which we sell our products.

Quality Control

Across our Company, we have adopted robust production and safety protocols at numerous points in our production process and supply chain to ensure the safety and quality of our products. For example, our contracts with our farmers and suppliers contain strict standards for quality, and we periodically audit certification compliance. We also test our raw materials in hazard analysis and at critical control points to review and isolate any high risk materials. For example, raw organic milk is tested for impurities and antibiotics, and, prior to release for sale, is tested for the presence of pathogens and allergens.

Intellectual Property

We are continually developing new technology and enhancing proprietary technology related to our dairy and plant-based operations. As of December 31, 2012, nine U.S. and four international patents have been issued to us, and 14 U.S. and 17 international patent applications are pending or published. We also rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures, and contractual provisions to protect our brands, technology, and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain, or use certain portions of our proprietary technology or trademarks.

We license the right to utilize certain brand names, including LAND O LAKES, Almond Joy, Cold Stone, Cinnabon, Hershey’s, and YORK, on certain of our products. In addition, we have a license agreement with DSM Nutritional Products, the owner of Martek Biosciences Corporation, to use products covered by patents for supplementing certain of our premium dairy and soy products with DHA Omega-3.

Competition

We operate in a highly competitive environment and face competition in each of our product categories and subcategories. We have numerous competitors of varying sizes, including manufacturers of private label products, as well as manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. We compete with large conventional consumer packaged foods companies such as Group Danone, General Mills, Inc., Kraft Foods Inc., and Nestle S.A. We also compete with natural and organic consumer packaged foods companies such as The Hain Celestial Group, Inc., Annie’s Inc., and Organic Valley.

Competitive factors in our industry include product quality and taste, brand awareness and loyalty, product variety and ingredients, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotional efforts, and nutritional claims. We believe that we currently compete effectively with respect to each of these factors.

Corporate Responsibility

We are committed to operating our business in an ethical, environmentally sustainable, and socially responsible manner. In North America, our environmental efforts include setting clear goals against base years for the reduction of greenhouse gas emissions, water use, and waste, and in Europe, we have adopted recyclable and more environmentally-friendly packaging, acted to reduce carbon dioxide emissions from our operations, and optimized our transportation network to reduce the distance traveled by our products. To support our communities, our Values in Action initiatives in North America promote volunteerism, community involvement, and environmental events and initiatives, and identify and implement employee programs that align with our values. For example, each year we partner with an organization to help feed the more needy among us and, in 2012, cash contributions by our employees to this effort plus the matching donation by our Company provided over 500,000 meals. In Europe, our initiatives to support our communities include participation in programs and partnerships to support the environment and communities in which we operate. For example, we are currently serving as the sole corporate sponsor of Malnutrition Matters, whose purpose is to provide sustainable, locally processed proteins to the developing world.

We believe that our customers, consumers, and suppliers value our efforts to operate in an ethical, environmentally sustainable, and socially responsible manner.

Seasonality

Demand for our products is generally evenly distributed throughout the year.

Employees

As of December 31, 2012, we employed approximately 2,600 people worldwide. As of that date, approximately 41% of our employees were unionized or had works council representation. We believe that our employee relations are good.

Government Regulation

Food-Related Regulations

As a manufacturer and distributor of food and beverage products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food in the United States. The FDA:

•	regulates manufacturing practices for foods through its current good manufacturing practices regulations and periodically inspects manufacturing facilities to audit compliance;

•	specifies the standards of identity for certain foods, including many of the products we sell; and

•	prescribes the format and content of certain information required to appear on food product labels.

In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The FDA is also implementing the Food Safety Modernization Act of 2011, which, among other things, mandates that the FDA adopt preventative controls to be implemented by food facilities in order to minimize or prevent hazards to food safety. We are subject to numerous other federal, state, and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities, and regulation of our trade practices in connection with the sale of our products. In response to recent food-borne illness events, FDA scrutiny of the food and beverage industry has increased, which has required food and beverage companies to dedicate additional resources to the areas regulated by the FDA. Additionally, in Europe, we are subject to the laws and regulatory authorities of the foreign jurisdictions in which we manufacture and sell our products, including the European Food Safety Authority which supports the European Commission, as well as country, province, state, and local regulations.

We use quality control laboratories in our manufacturing facilities to test raw ingredients and certain finished products. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages, and in some cases we use certified third-party laboratories to supplement our internal testing capabilities. We believe that our facilities and manufacturing practices are in material compliance with all government regulations applicable to our business.

Employee Safety Regulations

We are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.

Environmental Regulations

We are subject to various environmental laws, regulations, and directives. Our plants use a number of chemicals that are considered to be “extremely” hazardous substances pursuant to applicable environmental laws due to their toxicity, including ammonia, which is used extensively in our operations as a refrigerant. These and other chemicals used in our operations must be handled, stored, and disposed in accordance with applicable environmental requirements, including those governing, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. Also, on occasion, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels allowed under local regulations. As a result, certain of our facilities are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our financial condition or results of operations.

We expect to incur ongoing costs to comply with existing and future environmental requirements. For example, we maintain aboveground and underground petroleum storage tanks at some of our facilities. We periodically inspect these tanks to determine whether they are in compliance with applicable regulations, and, as a result of such inspections, we are required to make expenditures from time to time to ensure that these tanks remain in compliance. In addition, upon removal of the tanks, we are sometimes required to make expenditures to restore the site in accordance with applicable environmental laws. To date, such expenditures have not had a material effect on our financial condition or results of operations.

We believe that we are in material compliance with the environmental regulations applicable to our business. We do not expect the cost of our continued compliance to have a material impact on our capital expenditures, earnings, cash flows, or competitive position in the foreseeable future. In addition, any asset retirement obligations are not material.

Milk Industry Regulations

The U.S. federal government establishes minimum prices for raw milk purchased in federally regulated areas. Raw milk primarily contains raw skim milk, in addition to a small percentage of butterfat.

The federal government’s minimum prices vary depending on the processor’s geographic location or sales area and the type of product manufactured. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the minimum prices for raw milk that is processed into Class I products such as fluid milk) and Class II raw milk prices (which are the minimum prices for raw milk that is processed into Class II products such as half & half and cottage cheese products) for each month are announced by the federal government the immediately preceding month.

Some states have established their own rules for determining minimum prices for raw milk. In addition to the federal or state minimum prices, we also may pay producer premiums, procurement costs, and other related charges that vary by location and supplier. While we are subject to federal government regulations that establish minimum prices for milk, the prices we pay producers of organic raw milk are generally well above such minimum prices, as organic milk production is generally more costly, and organic milk therefore commands a price premium.

Labeling Regulations

We are subject to various labeling requirements with respect to our products at the federal, state, and local levels. At the federal level, the FDA has authority to review product labeling, and the FTC may review labeling and advertising materials, including online and television advertisements to determine if advertising materials are misleading. Similarly, many states review dairy product labels to determine whether they comply with applicable state laws. In addition, the European Union has issued and enforces rules governing foodstuff labeling, nutrition, and health claims. We believe we are in material compliance with all labeling laws and regulations applicable to our business.

Organic Regulations

Our organic products are required to meet the standards set forth in the Organic Foods Production Act of 1990 and the regulations adopted thereunder by the NOP, based on recommendations from the National Organic Standards Board, as well as similar agencies and laws in the European Union and the European countries in which we sell these products. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non-organic or synthetic materials in the production of organic foods or in the raising of organic livestock. We believe that we are in material compliance with the organic regulations applicable to our business.

Where You Can Get More Information

We file our reports with the Securities and Exchange Commission electronically through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. You may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding companies that file electronically with the Securities and Exchange Commission through EDGAR. The address of this Internet site is http://www.sec.gov.

We also make available free of charge through our website at www.thewhitewavefoodscompany.com our Annual Report on Form 10-K and Current Reports on Form 8-K, and will make available our Quarterly Reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Reference to our website is an inactive textual reference only. Information provided on our website is not part of this report or any other report we file with, or furnish to, the SEC.

If you would like hard copies of any of our filings with the Securities and Exchange Commission, write or call us at:

The WhiteWave Foods Company

2711 North Haskell Avenue, Suite 3400

Dallas, Texas 75204

(214) 303-3400

Attention: Investor Relations

Executive Officers of the Registrant

The following table sets forth the name, age, and position of each of our executive officers as of February 1, 2013:

Name	Age	Position
Gregg L. Engles	55	Chairman of the Board of Directors and Chief Executive Officer
Kelly J. Haecker	48	Chief Financial Officer
Bernard P.J. Deryckere	54	Chief Executive Officer, Alpro
Blaine E. McPeak	46	President, WhiteWave
Edward F. Fugger	45	Executive Vice President, Strategy and Corporate Development
Roger E. Theodoredis	54	Executive Vice President, General Counsel
Thomas N. Zanetich	61	Executive Vice President, Human Resources

Gregg L. Engles — Chairman of the Board of Directors and Chief Executive Officer

Mr. Engles has served as our Chief Executive Officer and as Chairman of our board of directors since August 7, 2012, He currently serves as Chairman of the Board of Dean Foods, a position he held from October 1994 until December 2001 and again assumed in April 2002. Mr. Engles served as the Chief Executive Officer and as a director of Dean Foods since the formation of Dean Foods in October 1994; however, upon the completion of our initial public offering in October 2012, Mr. Engles resigned from his position as Chief Executive Officer of Dean Foods. Upon completion of a spin-off or other distribution of our shares by Dean Foods, Mr. Engles intends to resign from his position as Chairman of the Board of Dean Foods. In addition to serving on our board of directors and the Dean Foods board of directors, Mr. Engles serves on the boards of directors of Children’s Medical Center of Dallas, where he chairs the Facilities and Strategic Planning Committee and serves on the Finance Committee, and Grocery Manufacturers of America, where he serves on the Executive Committee. Mr. Engles also serves on the boards of trustees of Dartmouth College, where he serves on the Student Affairs Committee and the Advancement Committee, and The Hockaday School, where he serves on the Finance and Administration Committee. He previously served on the board of directors of Treehouse Foods, Inc.

Kelly J. Haecker — Chief Financial Officer

Mr. Haecker joined us in 2006 as Senior Vice President and Chief Financial Officer of WWF Operating Company. Prior to joining us, he held senior management roles at The Gillette Company, a global consumer goods company, from 2001 to 2006, including as head of finance for The Gillette Company’s Duracell battery division and most recently as Vice President, Finance of The Gillette Company’s European Commercial Operations. Before joining The Gillette Company, Mr. Haecker served as Senior Vice President and Chief Financial Officer of Mother’s-Archway Cookie Company, a producer and distributor of cookies in the United States, from 1996 to 2001, and as Vice President and Corporate Controller of Specialty Foods Corporation, a diversified branded food company, from 1995 to 1996. Mr. Haecker began his career in the Commercial Audit and Financial Consulting Division of Arthur Andersen LLP.

Bernard P.J. Deryckere — Chief Executive Officer, Alpro

Mr. Deryckere joined us when we acquired Alpro in 2009. Prior to the acquisition, Mr. Deryckere served as Chief Executive Officer of the Alpro Soya Food division of Vandemoortele Group Europe, a position he had held since September 2001. Prior to joining Alpro, Mr. Deryckere held numerous leadership positions at Unilever, a consumer goods company, and Henkel, a consumer goods company. From 1993 to 1995, Mr. Deryckere was Marketing Director for Unilever Portugal. From 1995 to 1998, he was European Category Director for Unilever’s European Business Group Lipton Ready to Drink Beverages. From 1998 to 2000, he was General Manager for Unilever’s Bakery Business, covering Belgium, the Netherlands, Luxembourg, and France. Immediately prior to joining Alpro, Mr. Deryckere was Chief Executive Officer for Unilever Bestfoods Scandinavia. Mr. Deryckere is also a director of several industry associations, including the Belgilux Association of Branded Products Manufacturers and the Flemish Chamber of Commerce (Voka). He is also President of the European Natural Soy Foods Manufacturers Association and the Belgian Food Industry Federation.

Blaine E. McPeak — President, WhiteWave

Mr. McPeak joined us in 2007 as the President of Horizon Organic. In 2008, Mr. McPeak was named President of the Horizon, Silk, and Rachel’s Organic U.K. businesses. In 2009, Mr. McPeak was promoted to President, WhiteWave. Prior to joining us, Mr. McPeak held several senior management roles at Kellogg Company, a consumer packaged food company, from 1994 to 2007. In leading its Wholesome Snack division, Frozen Foods division, and Kashi Company, he oversaw strategy and delivery of financial performance for sales, marketing, finance, supply chain, and R&D functions/units. Prior to his time at Kellogg, Mr. McPeak began his career in the food business at the Sara Lee Corporation, a consumer goods company.

Edward F. Fugger — Executive Vice President, Strategy and Corporate Development

Mr. Fugger joined us in 2004 as Vice President, Corporate Development. Mr. Fugger was promoted to Senior Vice President, Corporate Development in 2007, and also currently serves on the board of directors of DF-AP, LLC, a Dean Foods energy-related venture. Prior to joining us, he served as a Managing Director in the Mergers and Acquisition Group of Bear, Stearns & Co. Inc., a global investment bank. During his tenure there, he held various positions while working across industries on mergers and acquisitions and debt and equity offerings. Mr. Fugger began his career in the audit and assurance practice at Price Waterhouse LLP.

Roger E. Theodoredis — Executive Vice President, General Counsel

Mr. Theodoredis joined us in 2005 as Senior Vice President and General Counsel. Prior to joining us, from 2002 to 2005, Mr. Theodoredis served as Vice President and Senior Counsel at Bristol-Myers Squibb, a global biopharmaceutical company, during which time he was lead counsel for Mead Johnson Nutrition Company, Bristol-Myers Squibb’s infant-formula division. Before joining Mead Johnson Nutrition Company, Mr. Theodoredis spent 11 years in the legal department of Chiquita Brands International, Inc., a producer and distributor of bananas and other produce, most recently as Assistant General Counsel. While at Chiquita, Mr. Theodoredis helped to coordinate the preparation of and filing of proxy materials, and advised on the legal aspects of the company’s North American and international business units, and its information systems, intellectual property, human resources, and regulatory functions.

Thomas N. Zanetich — Executive Vice President, Human Resources

Mr. Zanetich joined us in 2006 as Senior Vice President, Human Resources of WhiteWave. Effective February 18, 2011, Mr. Zanetich was promoted to Executive Vice President, Human Resources of Dean Foods. Prior to joining Dean Foods, Mr. Zanetich was a Vice President of Human Resources for Kraft/Nabisco where he led a team of 40 human resources professionals serving a $26 billion organization with 15,000 employees. Mr. Zanetich was employed by Kraft for 20 years, during which time he served as a senior human resources advisor and led numerous staffing, employee relations, organizational development, and performance initiatives. His early experience includes managing human resources teams for Nabisco and General Foods.

There are no family relationships among any of our executive officers or directors, by blood, marriage, or adoption.

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

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

We face significant competition in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Groupe Danone, General Mills, Inc., Kraft Foods Inc., and Nestle S.A., have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than we have forecasted and could cause us to lose sales. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.

Additionally, due to high levels of competition in our product categories, certain of our key retailers may demand price concessions on our products or may become more resistant to price increases for our products. Increased price competition and resistance to price increases have had, and may continue to have, a negative effect on our results of operations.

The loss of any of our largest customers could negatively impact our sales and results of operations.

Our largest customer, Wal-Mart Stores, Inc., and its subsidiaries, including Sam’s Club, accounted for 18.0% of our total net sales in 2012, and our top five customers, collectively, accounted for 40.3% of our total net sales in 2012. We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. The loss of any large customer for an extended period of time could negatively affect our sales and results of operations.

Erosion of the reputation of one or more of our leading brands could negatively impact our sales and results of operations.

Nearly all of our net sales derive from sales of our branded products and, in recent years, growth in our business has resulted primarily from the strength of these products. Our financial success is directly dependent on consumer and customer perception of our brands, including Silk, International Delight, LAND O LAKES, Horizon Organic, Alpro, and Provamel. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers or if consumer or customer perceptions of our brands or our products change unfavorably. In addition, the reputation of our brands may suffer if any trademarks associated with our products are perceived negatively by consumers or customers. For example, certain of our products are marketed under trademarks we have licensed from third parties, such as LAND O LAKES, Almond Joy, Cold Stone, Cinnabon, Hershey’s, and YORK, and we are unable to control the quality of other products that third parties produce and market under those trademarks and trade names. Our results of operations could be negatively affected if the reputation of one or more of our brands suffers damage due to real or perceived quality issues with our products, or if we are found to have violated any applicable laws or regulations.

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

Our business depends heavily on raw materials and other inputs, such as conventional and organic raw milk, packaging, sweeteners, petroleum-based products, almonds, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, and other commodities. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our third-party suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, and reputation. Over the past several years, we have experienced increased costs as a result of weather conditions and other events outside our and our suppliers’ control and this may continue given recent weather conditions, which may negatively affect our business.

The organic ingredients (including milk, other dairy-related products, and soybeans) and non-GMO ingredients (including soybeans that we source exclusively from the United States and Canada) for our products are less plentiful and available from fewer suppliers, than their conventional counterparts. Competition with other manufacturers in the procurement of organic and non-GMO product ingredients may increase in the future if consumer demand for organic and non-GMO products increases. In addition, the dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on our products and pricing, while supply shortages can cause product shortages and higher costs to us. Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs. If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

Failure to maintain sufficient internal production capacity or to enter into co-packing agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or increase our operating costs and capital expenditures.

The success of our business depends, in part, on maintaining a strong production platform and we rely on internal production resources and third-party co-packers to fulfill our manufacturing needs. Certain of our manufacturing plants are operating at high rates of utilization, and we may need to expand our production facilities or increase our reliance on third parties, including current and former wholly-owned subsidiaries of Dean Foods, to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. A failure by our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products. In addition, we have experienced, and expect to continue to experience, increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we need to enter into additional co-packing, warehousing or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third party providers or enter into agreements on satisfactory terms or at all. Our inability to maintain sufficient internal capacity or establish satisfactory co-packing, warehousing and distribution arrangements could limit our ability to operate our business or implement our strategic growth plan, and could negatively affect our sales volumes and results of operations. In addition, we may need to expand our internal capacity, which would increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

An economic downturn could negatively affect our sales and results of operations.

The branded food and beverage industry is sensitive to changes in international, national, and local economic conditions. The most recent economic downturn has had an adverse effect on consumer spending patterns. Consumers may shift purchases to lower-priced or private label products or forego certain purchases altogether. They may also reduce the number of organic and premium products that they purchase because organic and premium products generally have higher retail prices than their conventional counterparts. Lower consumer demand resulting from an economic downturn could decrease our sales volumes and negatively affect our results of operations.

We may incur liabilities, experience harm to our reputation, or be forced to recall products as a result of real or perceived product quality or other product-related issues.

We sell products for human consumption, which involves a number of risks. Product contamination, spoilage, other adulteration, misbranding, or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. For example, we and Dean Foods were named in a putative class action mislabeling complaint filed in the U.S. District Court for the Southern District of California in September 2011, which was followed by similar actions filed in five additional jurisdictions. All of these suits allege generally that we lack scientific substantiation for certain product claims related to our Horizon Organic products supplemented with DHA Omega-3. A significant product liability, consumer fraud, or other legal judgment against us or a widespread product recall would negatively impact our profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud, or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.

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

As a result of indebtedness we incurred in connection with our initial public offering, we have substantial debt and financial obligations. As of February 1, 2013, we had outstanding borrowings of approximately $723.2 million under our $1.35 billion senior secured credit facilities, of which $500 million consists of term loan borrowings and $223.2 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. In addition, we had additional borrowing capacity of approximately $626.8 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

Our debt levels and the terms of our financing arrangements:

•	require us to dedicate significant cash flow from operations to the payment of principal of, and interest on, our debt, which will reduce the funds we have available for other purposes;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;

•	limit our future ability to refinance our indebtedness on terms acceptable to us or at all;

•	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage for us and may reduce our flexibility in responding to increased competition;

•	limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and

•	impose on us financial and operational restrictions.

Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.

Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described in this Annual Report on Form 10-K. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our senior secured credit facilities bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

The credit agreement governing our senior secured credit facilities contains various covenants that impose restrictions on us that may affect our ability to operate our business.

The credit agreement governing our senior secured credit facilities contains covenants that, among other things, restricts our ability to:

•	borrow money or guarantee debt;

•	create liens;

•	make specified types of investments and acquisitions;

•	pay dividends on or redeem or repurchase stock;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.

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

The success of any acquisitions we complete will depend on our ability to effectively integrate the acquired brands or products into our existing operations. We may experience difficulty entering new categories or geographies, integrating new products into our product mix, integrating an acquired brand’s distribution channels and sales force, achieving anticipated cost savings, or retaining key personnel and customers of the acquired business. Integrating an acquired brand into our existing operations requires management resources and may divert management’s attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, or in executing strategies and business plans related to our joint ventures, our business could be negatively affected.

We may have to pay cash, incur debt, or issue equity, equity-linked, or debt securities to pay for any such acquisition, any of which could adversely affect our financial results. Furthermore, we are restricted in our ability to issue equity or equity-linked securities and incur debt under the agreements that we entered into with Dean Foods in connection with our initial public offering. Under the separation and distribution agreement, we may not issue any shares of our capital stock or any rights, warrants, or options to acquire our capital stock if the issuance would cause Dean Foods to own less than 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors. This restriction may limit our ability to complete strategic acquisitions. Under the tax matters agreement, we are further restricted in our ability to issue shares of our capital stock to complete strategic acquisitions. In order to maintain the tax-free status of the contribution to us by Dean Foods of the capital stock of WWF Operating Company, which we refer to as the contribution, and any future tax-free spin-off by Dean Foods of all or a portion of its ownership interest in us to its stockholders (a “Distribution”) or any debt-for-equity exchange or other tax-free disposition by Dean Foods of all or a portion of its interest in us to its stockholders (a “Tax-Free Disposition”), we currently are restricted, and for a period of two years following any Distribution we will continue to be restricted, in our ability to issue, sell, redeem, or repurchase stock or other securities (including securities convertible into our stock) and to effect a merger of the Company or one of our subsidiaries into another entity. In addition, the sale of equity or equity-linked securities to finance any such acquisitions could result in dilution to our stockholders, or, in the case of the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our Class A common stock. Additional indebtedness would result in increased fixed obligations and could also result in additional operational restrictions that would impede our ability to manage our operations.

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

Our quarterly financial results have fluctuated in the past and will fluctuate in the future. Additionally, the separation of our business from Dean Foods’ businesses was completed in October 2012, so we have limited operating history as a stand-alone business, which makes it difficult to forecast our future results. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

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

Based upon current distribution, we estimate that our products are sold in over 50 countries worldwide. Sales to customers outside of the United States accounted for 18.8%, 20.7%, and 21.0% of our total net sales in the years ended December 31, 2012, 2011, and 2010, respectively. Risks associated with our operations outside of the United States include:

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

As of February 1, 2013, approximately 41% of our employees participated in collective bargaining agreements or had works council representation. Our collective bargaining agreements are scheduled to expire at various times over the next five years. A strike, work slowdown, or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, copyrights, and licenses, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements, third-party confidentiality, nondisclosure, and assignment agreements, and by policing third-party misuses of our intellectual property. Our failure to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, cause us to cease making, licensing, or using products that incorporate the challenged intellectual property, require us to redesign or rebrand our products or packaging, divert management’s attention and resources, or require us to enter into royalty or licensing agreements to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative effect on our results of operations.

A failure to renew or a termination of our licenses for the use of other parties’ intellectual property could result in the loss of significant sales.

We have entered into license agreements to use certain trademarks, service marks, and trade names, such as LAND O LAKES, Almond Joy, Cold Stone, Cinnabon, Hershey’s, and YORK, to brand and market some of our products. In addition, we have entered into a license agreement with DSM Nutritional Products, the owner of Martek Biosciences Corporation, to use products covered by a patent for supplementing certain of our premium dairy and soy products with DHA Omega-3. Generally, these agreements are scheduled to expire at various dates in the future. We cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or at all or that we will be able to acquire new licenses to use other popular trademarks or proprietary products or processes. The termination or expiration of a license agreement would cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

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

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities abroad within the regulatory framework of the European Union and its members. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In particular, throughout 2010 and 2011, the dairy industry was the subject of increased government scrutiny. In 2010, the Obama administration initiated a review of existing federal dairy policies in order to consider potential changes to those policies. The U.S. farm bill, the primary tool regulating federal dairy policy, has been reauthorized through September 30, 2013; however, future reauthorization is uncertain. The farm bill includes the Dairy Product Price Support Program, which currently is set to expire on December 31, 2013. The federal agency and congressional review process, and legislative activity in connection with the farm bill, may result in changes to the dairy industry that we cannot anticipate or control and that may have a negative effect on our business. In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. We are also subject to federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program (“NOP”), we rely on third parties to certify certain of our products and production locations as organic. Because the Organic Foods Production Act of 1990, which created the NOP, was so recently adopted, many regulations and informal positions taken by the NOP are subject to continued review and scrutiny. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products, as could be the case in the United States as the FDA enacts the recently-passed Food Safety Modernization Act of 2011, or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

As a public company, we are subject to changing rules and regulations of federal and state securities regulators, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the U.S. Securities and Exchange Commission (“SEC”), and The New York Stock Exchange (the “NYSE”), have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements have resulted, and are expected to continue to result, in an increase in expenses and a diversion of management’s time from other business activities.

Increases in costs of medical and other employee health and welfare benefits may reduce our profitability.

With approximately 2,600 employees, our profitability is substantially affected by costs of current and post-retirement medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care laws and costs. These factors may put pressure on the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.

Risks Related to Our Affiliation With Dean Foods

We are controlled by Dean Foods, and its interests may conflict with your interests as a stockholder.

As of February 1, 2013, Dean Foods owns none of our Class A common stock and 100% of the outstanding shares of our Class B common stock, which gives Dean Foods approximately 86.7% of the economic interest in our outstanding common stock and approximately 98.5% of the voting power of our outstanding common stock with respect to all matters submitted to a vote of our stockholders. Accordingly, Dean Foods will continue to control our business objectives and policies, including the composition of our board of directors and any action requiring the approval of our stockholders, such as the adoption of amendments to our certificate of incorporation, and the approval of mergers or a sale of substantially all of our assets. Dean Foods will also control the timing and structure of any further separation of our Company from Dean Foods in the future, including the Distribution or other Tax-Free Disposition. The concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Dean Foods and could discourage others from making tender offers, which could prevent stockholders from receiving a premium for their shares. Dean Foods’ interests may conflict with your interests as a stockholder.

We may not realize the anticipated benefits from being a stand-alone public company.

We have only been a stand-alone public company since October 2012. On February 13, 2013, Dean Foods affirmed its intention to effect a tax-free spin-off of a portion of its ownership of our shares in May 2013, subject to the satisfaction of certain conditions. However, such conditions may not be satisfied and, even if they are, Dean Foods is not obligated to effect such Distribution and may instead elect to retain its ownership interest in us indefinitely or to dispose of all or a portion of its ownership interest in us in a sale or other transaction that is not tax-free.

Consequently, we may not realize the potential benefits from being a stand-alone public company that we anticipated prior to our initial public offering. These potential benefits include the following:

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

Further, although we have direct access to the debt and equity capital markets following our initial public offering, we may not be able to issue debt or equity on terms acceptable to us or at all. The availability of shares of our common stock for use as consideration for acquisitions also does not ensure that we will be able to successfully pursue acquisitions or that the acquisitions will be successful. Moreover, even with equity compensation tied to our business, we may not be able to attract and retain employees as desired. We also may not fully realize the anticipated benefits of being a stand-alone public company if any of the risks identified in this “Risk Factors” section, or other events, were to occur.

We may not achieve these anticipated benefits for a variety of reasons. For example, if pursued, the Distribution, any other Tax-Free Disposition or any other disposition would be subject to various conditions, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions, and, in the case of a Distribution or other Tax-Free Disposition, the continuing application of Dean Foods’ private letter ruling from the IRS, and/or the receipt of an opinion of counsel that, together with the private letter ruling, provides that such Distribution or any other Tax-Free Disposition would be tax-free to Dean Foods and its stockholders. The conditions to the Distribution or other Tax-Free Disposition may not be satisfied, Dean Foods may decide not to consummate the Distribution or other Tax-Free Disposition even if the conditions are satisfied, or Dean Foods may decide to waive one or more of these conditions and consummate the Distribution or other Tax-Free Disposition even if all of the conditions are not satisfied. Unless it has effected a Distribution of our common stock to its stockholders and retained shares of our common stock following such Distribution, Dean Foods has no obligation to pursue or consummate any further dispositions of its ownership interest in us by any specified date or at all whether or not these conditions are satisfied, and if it does not consummate such a transaction, we will remain a majority-owned subsidiary of Dean Foods. If we do not realize the potential benefits from being a stand-alone public company for any reason, our business may be negatively affected.

We have only been a stand-alone public company since October 2012, and our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone public company prior to October 2012 and may not be a reliable indicator of our future results.

We derived the historical financial information included in this Annual Report on Form 10-K from Dean Foods’ consolidated financial statements. This information does not necessarily reflect the financial position, results of operations, and cash flows we would have achieved as a stand-alone public company during the periods presented, or those that we will achieve in the future.

This is primarily because of the following factors:

•

Prior to our initial public offering, we operated as a segment of Dean Foods, rather than as a stand-alone company. Dean Foods historically performed various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services. Our historical financial information reflects allocations of corporate expenses from Dean Foods for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as a stand-alone public company.

•

We entered into agreements that formalized and, in certain cases, modified our ongoing commercial arrangements with certain current and former wholly-owned subsidiaries of Dean Foods. Under these agreements, the current and former wholly-owned subsidiaries of Dean Foods agreed to continue to manufacture and/or sell and distribute our products on our behalf, supply us with certain raw materials and other inputs, and provide certain other services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Relationships with Dean Foods” of this Annual Report on Form 10-K. These agreements were negotiated among representatives of Dean Foods’ business platforms and, we believe, reflect substantially the terms that we would have been able to obtain from third parties, taking into account the nature of certain ongoing customer relationships. These agreements only became effective at the time of or following our initial public offering and the estimates and assumptions included in our financial forecasts with respect to the costs we will incur and the revenues and profits that we will receive under these agreements may not be accurate or complete.

•

Our historical financial information has not been adjusted and does not reflect changes that we have experienced as a result of becoming a stand-alone public company. These changes include (1) changes in our cost structure, personnel needs, tax structure, and business operations, (2) changes in our management, (3) potential increased costs associated with reduced economies of scale, and (4) increased costs associated with corporate governance, investor and public relations, and public company reporting and compliance.

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

Historically, we have relied on financial, administrative, and other resources of Dean Foods to operate our business. In conjunction with our separation from Dean Foods, we are in the process of creating our own financial, administrative, and other support systems and contracting with third parties to replace Dean Foods’ systems. We have entered into a transition services agreement with Dean Foods under which we are providing marketing, R&D, and other transitional services to Dean Foods, and Dean Foods is providing certain transitional services to us, including supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Relationships with Dean Foods” of this Annual Report on Form 10-K. These services may not be sufficient to meet our needs. After our agreement with Dean Foods expires, we may not be able to obtain these services at as favorable prices or on as favorable terms.

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

We have historically benefited from Dean Foods’ financial strength and numerous significant business relationships and have been able to take advantage of Dean Foods’ size and purchasing power in procuring goods, services, and technology. We have drawn on these resources in developing our own contacts and relationships. As a stand-alone public company, we are no longer able to rely on Dean Foods’ resources and contacts, and as a result we may be unable to obtain goods, services, and technology at prices and on terms as favorable as those that we obtained prior to our separation from Dean Foods, which may negatively impact our results of operations.

Certain of our directors and our Chief Executive Officer are directors of Dean Foods, which may present certain conflicts of interest or the appearance of conflicts of interest. In addition, some of our directors and officers own Dean Foods common stock and options or other instruments, the value of which is related to the value of Dean Foods common stock, which could create, or appear to create, conflicts of interests that result in our not acting on opportunities on which we would otherwise act.

Certain of our directors and our Chief Executive Officer are directors of Dean Foods, and certain of our directors and officers own a substantial amount of Dean Foods common stock and options or other instruments, the value of which is related to the value of Dean Foods common stock. The direct and indirect interests of these directors and officers in Dean Foods and its common stock and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and Dean Foods that could have different implications for Dean Foods and us. These decisions could, for example, relate to:

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

This policy could result in Dean Foods having rights to corporate opportunities in which both we and Dean Foods have an interest. By becoming a stockholder in our Company, you will be deemed to have notice of and have consented to these provisions of our amended and restated certificate of incorporation.

Our agreements with Dean Foods and the desire to preserve the tax-free status of the contribution and any Distribution or other Tax-Free Disposition by Dean Foods limit our ability to take certain corporate actions prior to and after a Distribution, and we could owe significant tax indemnification payments to Dean Foods if any Distribution or other Tax-Free Disposition is taxable as a result of actions by us or acquisitions of our stock or assets.

Our business strategy anticipates future acquisitions and development of new products. However, the agreements we have entered into with Dean Foods limit our ability to do so prior to any Distribution by Dean Foods. For example, under the separation and distribution agreement, subject to certain exceptions, we are prohibited, without Dean Foods’ prior consent, through the earlier of the date on which a Distribution occurs or the termination of the separation and distribution agreement, from acquiring any other businesses or assets, disposing of any of our own assets (other than in the ordinary course of business), or acquiring any equity interests in, or loaning any funds to, third parties. In addition, in order to preserve the tax-free status of the contribution, the Distribution, and any other Tax-Free Disposition, we are subject to certain restrictions on actions related to our common stock. For example, for any future Distribution to be tax-free to Dean Foods and its stockholders, Dean Foods, among other things, must own shares representing at least 80% of the combined voting power of our outstanding common stock (and at least 80% of the outstanding shares of any class of non-voting stock) at the time of such Distribution. Therefore, prior to any Distribution, we are limited in our ability to issue any stock or any instrument that is convertible, exercisable, or exchangeable into such stock (including convertible debt) without Dean Foods’ prior consent, and Dean Foods may be unwilling to give that consent if it intends to preserve the option to effect a future separation transaction on a tax-free basis. U.S. federal tax law and the tax matters agreement that we have entered into with Dean Foods impose certain restrictions with which we will need to comply following any Distribution in order to preserve the favorable tax treatment of the Distribution, such as limitations on sales or redemptions of our common stock for cash or other property. These restrictions could substantially limit our strategic and operational flexibility.

In addition, we generally have agreed to indemnify Dean Foods and its affiliates against any and all taxes incurred by them relating to the contribution, the Distribution and any debt-for-equity exchange failing to be tax free to the extent such taxes are caused by our actions or acquisitions of our stock or assets by any person other than Dean Foods or its affiliates. If we were to become liable under such indemnity, it would result in a significant liability to us as such taxes would likely be substantial.

We are a “controlled company” under the NYSE rules, and, as a result, will rely on exemptions from certain corporate governance requirements.

Dean Foods owns more than 50% of the total voting power of our outstanding common stock, and therefore we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, we are exempt from certain NYSE corporate governance requirements, such as the requirement that we have a nominating and corporate governance committee and a compensation committee, each of which is composed entirely of independent directors, has a written charter addressing the committee’s purpose and responsibilities, and is subject to an annual performance evaluation. A majority of the directors on our board of directors qualify as independent directors, but we have utilized and are currently utilizing the exemptions regarding having a nominating and corporate governance committee and a compensation committee. As a result, our independent directors will be responsible for our nominating and corporate governance and compensation functions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our manufacturing operations from nine facilities, all of which are owned. We believe that our manufacturing facilities are well maintained and are suitable to support our current business operations. Our manufacturing facilities are located in the following cities:

Bridgeton, New Jersey	City of Industry, California	Dallas, Texas
Issenheim, France	Jacksonville, Florida	Kettering, United Kingdom
Landgraaf, Netherlands	Mt. Crawford, Virginia	Wevelgem, Belgium

We also own two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland. Our principal executive offices, and Dean Foods’ principal executive offices, are located in Dallas, Texas. Our operating company headquarters are located in Broomfield, Colorado, where we lease approximately 137,000 square feet, and in Ghent, Belgium, where we lease approximately 2,500 square meters. Our R&D facilities are located in leased premises in Broomfield, Colorado and in Wevelgem, Belgium.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Although the results of these lawsuits, claims, and proceedings in which we are involved or may become involved cannot be predicted with certainty, we do not believe that the final outcome of any of these matters will have a material adverse effect on our business, financial condition, or results of operations.

We experienced several discharges of pH and biochemical oxygen demand limitations at our Mt. Crawford, VA plant in excess of the plant’s waste water discharge permit, and have identified a 24-hour power outage at the plant that occurred around June 30, 2012 as one of the more significant triggering causes of the discharges. The Harrisonburg-Rockingham Regional Sewer Authority (“HRRSA”) sent us several Notices of Violation in the fourth quarter of 2012 citing violations of the waste water discharge permit and assessing us a $100,000 civil penalty. We have submitted a corrective action plan to the HRRSA and are in discussions with them regarding a conditional suspension of 90% of the civil penalty, under which 90% of the civil penalty would be suspended and ultimately withdrawn if the plant demonstrated ongoing compliance with the corrective action plan. Although the outcome of our discussions with the HRRSA is uncertain, we reasonably expect that the civil penalty will be less than $100,000. We intend to make capital and other expenditures to comply with our corrective action plan, but these expenditures are not expected to have a material adverse effect on our results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Use of Proceeds From Registered Securities

On October 25, 2012, our registration statement on Form S-1 (File No. 333-183112) was declared effective by the Securities and Exchange Commission for our initial public offering, pursuant to which we sold an aggregate of 23,000,000 shares of our Class A common stock at a price of $17.00 per share. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as book-running managers for the offering and as representatives of the underwriters, and Morgan Stanley & Co. LLC, Barclays Capital Inc., Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc. and SunTrust Robinson Humphrey, Inc. acted as the co-managers of the offering. The offering commenced as of October 26, 2012 and did not terminate before all of the securities registered in the registration statement were sold. On October 31, 2012, we closed the sale of such shares, resulting in net proceeds to us of approximately $368 million, after deducting underwriting discounts and commissions. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. None of the underwriting discounts and commissions or other offering expenses were incurred by or paid to directors or officers of ours or their associates or persons owning 10 percent or more of our common stock or to any affiliates of ours, other than approximately $14.5 million of offering expenses incurred and paid by Dean Foods.

On October 31, 2012, we contributed $282 million of the net proceeds of the offering to WWF Operating Company, which used those proceeds to repay a portion of the then-outstanding obligations under intercompany notes owed to Dean Foods. On November 1, 2012, the remaining net proceeds of approximately $86 million from the offering were used to repay a portion of the indebtedness then outstanding under the revolving portion of our new senior secured credit facilities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on October 26, 2012 pursuant to Rule 424(b).

Market Information.

Our Class A common stock began trading on the New York Stock Exchange under the symbol “WWAV” on October 26, 2012. Prior to that date there was no public market for our Class A common stock. The following table sets forth the high and low intra-day sales prices per share of our Class A common stock, as reported on the New York Stock Exchange, for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2012	High	Low
Fourth Quarter (from October 26, 2012)	$19.17	$14.22

As of February 1, 2013, we had two holders of record of our Class A common stock. A substantially greater number of stockholders are beneficial holders of our common stock in “street name” through banks, brokers, and other financial institutions that are the record holders. Dean Foods possesses approximately 98.5% of the voting power of our outstanding stock through ownership of all of our outstanding 150,000,000 shares of Class B common stock.

Information relating to securities authorized for issuance under our equity compensation plans that will be contained in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Sales of Unregistered Securities; Issuer Purchases of Equity Securities

During the period covered by this report, we have not sold any unregistered securities, except as follows:

•	On October 15, 2012, we issued 150,000,000 shares of Class B common stock to Dean Foods Company in reliance on the exemption from registration provided by Section 4(2) of the Securities Act; and

•

On October 25, 2012, we granted options to purchase 2,416,666 shares of our Class A common stock and 666,999 restricted stock units to certain directors and employees in connection with their employment by WhiteWave for no cash consideration in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. We subsequently registered the shares of our Class A common stock issuable upon exercise of those options and settlement of those restricted stock units pursuant to a Registration Statement on Form S-8 filed on October 29, 2012.

We have not historically declared or paid a regular cash dividend on our Class A common stock. We have no current plans to pay a cash dividend in the future.

Item 6.	Selected Financial Data

The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company (“WWF Opco”), a wholly-owned subsidiary of Dean Foods. Prior to our initial public offering, WWF Opco held substantially all of the historical assets and liabilities related to our business that we acquired pursuant to the contribution described below. We had nominal assets and no liabilities, and conducted no operations prior to the completion of our initial public offering. Prior to completion of our initial public offering, Dean Foods contributed all of the capital stock of WWF Opco to WhiteWave in exchange for 150,000,000 shares of Class B common stock.

On October 31, 2012, we completed our initial public offering and sold 23,000,000 shares of Class A common stock to the public at a price of $17.00 per share.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), the contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the consolidated financial position and results of operations of WhiteWave and WWF Opco for all periods presented.

The following table summarizes our consolidated financial data. We have derived the consolidated statement of operations data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2009 and 2008 and the audited balance sheet as of December 31, 2010, which is not included in this Annual Report on Form 10-K.

Our historical consolidated financial statements for periods prior to the completion of our initial public offering were prepared on a stand-alone basis in accordance with U.S. GAAP and derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Therefore, our historical financial results are not necessarily indicative of our results in any future period.

You should read the following consolidated financial data together with our audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales(1)	$2,175,374	$1,916,830	$1,713,390	$1,446,931	$1,267,669
Net sales to related parties(2)	109,513	108,921	107,923	88,036	69,466
Related party fees(2)	4,551	—	—	—	—

Total net sales	2,289,438	2,025,751	1,821,313	1,534,967	1,337,135
Cost of sales(2)	1,485,494	1,341,310	1,210,816	1,020,585	917,028

Gross profit(3)	803,944	684,441	610,497	514,382	420,107
Related party license income(4)	36,034	42,680	39,378	46,729	46,868
Operating costs and expenses:
Selling and distribution(2),(3)	492,130	414,724	384,512	331,844	290,054
General and administrative(5),(6)	167,595	136,703	139,888	127,130	78,968

Total operating costs and expenses	659,725	551,427	524,400	458,974	369,022

Operating income	180,253	175,694	125,475	102,137	97,953
Other expense (income):
Interest expense (income)(4),(7)	9,924	9,149	10,583	(680)	(6,565)
Other expense (income), net	957	122	377	(149)	3,252

Total other expense (income)	10,881	9,271	10,960	(829)	(3,313)

Income from continuing operations before income taxes	169,372	166,423	114,515	102,966	101,266
Income tax expense	56,858	52,089	33,159	42,419	35,012

Income from continuing operations	112,514	114,334	81,356	60,547	66,254
Gain (loss) on sale of discontinued operations, net of tax	403	3,616	5,693	276	(47)
Income (loss) from discontinued operations, net of tax	2,056	(27,105)	(16,686)	(21,089)	2,968

Net income	114,973	90,845	70,363	39,734	69,175
Net (income) loss attributable to non-controlling interest	(1,279)	16,550	8,735	12,441	—

Net income attributable to The WhiteWave Foods Company	$113,694	$107,395	$79,098	$52,175	$69,175

Basic earnings per common share(8):
Income from continuing operations attributable to The WhiteWave Foods Company	$0.73	$0.76	$0.54	$0.40	$0.44
Net discontinued operations	0.01	(0.04)	(0.01)	(0.05)	0.02
Net income attributable to The WhiteWave Foods Company	$0.74	$0.72	$0.53	$0.35	$0.46
Diluted earnings per common share(8):
Income from continuing operations attributable to The WhiteWave Foods Company	$0.73	$0.76	$0.54	$0.40	$0.44
Net discontinued operations	0.01	(0.04)	(0.01)	(0.05)	0.02
Net income attributable to The WhiteWave Foods Company	$0.74	$0.72	$0.53	$0.35	$0.46
Average common shares:
Basic	153,770,492	150,000,000	150,000,000	150,000,000	150,000,000
Diluted	153,770,497	150,000,000	150,000,000	150,000,000	150,000,000
Balance Sheet Data:
Cash and cash equivalents	$69,373	$96,987	$73,812	$26,466	$3,907
Total assets	2,168,011	2,108,685	2,066,879	2,101,136	1,489,274
Total debt(7)	780,550	456,171	440,351	440,255	40,313
Other non-current liabilities	294,963	274,578	281,509	289,440	171,564
Total equity	784,956	1,140,686	1,124,463	1,153,901	1,118,715

(1)

Our net sales are derived primarily from sales of our branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products to third-party customers across North America and Europe. Sales are reported net of estimated returns, trade promotions, and other discounts. Net sales do not include the sales of our finished goods to third-party customers made directly by other Dean Foods wholly-owned subsidiaries.

(2)

Net sales to related parties represent the sale of our finished products to other wholly-owned subsidiaries of Dean Foods. Prior to our initial public offering, those transactions took place at an agreed-upon price, which may not be equivalent to the terms that would prevail in an arm’s-length transaction. In addition, effective January 1, 2010, Dean Foods implemented a standardized intercompany pricing structure on all products sold by us to other wholly-owned subsidiaries of Dean Foods which negatively impacted our related party sales as compared to years prior to 2010. In connection with the initial public offering, we entered into agreements that formalized ongoing commercial arrangements we had with certain wholly-owned Dean Foods subsidiaries. These agreements included certain transitional sales agreements, a sales and distribution agreement, and certain manufacturing and supply agreements. Pursuant to one of the transitional sales agreements in which Morningstar remits to us the cash representing the net profit collected from WhiteWave product sales, the net effect of the agreement is reflected as related party fees. We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by Dean Foods. Due to these and other changes in connection with our initial public offering, the historical financial information included in this Annual Report on Form 10-K may not necessarily reflect our financial position, results of operations, and cash flows in the future or what our financial position, results of operations, and cash flows would have been had we been a stand-alone public company during the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Relationships with Dean Foods” of this Annual Report on Form 10-K.

(3)

As disclosed in Note 2 to our audited consolidated financial statements, we include certain shipping and handling costs associated with shipping products to customers through third-party carriers and third-party inventory warehouse costs within selling and distribution expense. As a result, our gross profit may not be comparable to that of other entities that present all shipping and handling costs as a component of cost of sales.

(4)

Historically, our intellectual property license agreement with Morningstar provided Morningstar the right to use certain intellectual property in the manufacture of certain products for a fee. In conjunction with the license agreement, we extended a line of credit to Morningstar related to the license income under the license agreement. In connection with our initial public offering, we terminated this license agreement and the related loan. Since our initial public offering, we no longer receive license income or related interest income associated with these historical agreements. In addition, in connection with our initial public offering, we transferred the intellectual property subject to the license agreement to Morningstar so that Morningstar had the requisite intellectual property and manufacturing know-how to produce and sell its products and brands. All intellectual property related to and necessary for the production of our products and brands was retained. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Relationships with Dean Foods” of this Annual Report on Form 10-K.

(5)

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. Our historical financial statements reflect these costs primarily within general and administrative expenses. These allocations included costs related to corporate services such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering (which includes $17.5 million of transaction costs related to our initial public offering), and $32.7 million and $36.2 million in the years ended December 31, 2011, and 2010, respectively. Following our initial public offering, as a stand-alone public company, we assumed responsibility for the costs of these functions. Dean Foods continues to provide many of these services on a transitional basis for a fee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Relationships with Dean Foods” of this Annual Report on Form 10-K. The historical allocations may not reflect the expense we would have incurred as a stand-alone public company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

(6)

Our results include Alpro’s results of operations subsequent to the July 2, 2009 date of acquisition. For the period from July 2, 2009 through December 31, 2009, Alpro had $174.5 million of net sales and $9.7 million of operating income. In addition, results for 2009 include acquisition-related expenses in general and administrative expenses, related to due diligence, investment advisors, and regulatory matters of approximately $12.2 million.

(7)

We were allocated $440.3 million from the Dean Foods senior secured credit facility on July 2, 2009 to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. On October 31, 2012, in connection with our initial public offering, we incurred approximately $885 million in new indebtedness and subsequently repaid approximately $86 million under the revolving credit facility with these proceeds.

(8)

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. For all periods prior to completion of our initial public offering, the same number of shares is being used for basic and diluted earnings per share as no WhiteWave Class A common stock or equity awards were outstanding. The contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the Class B shares outstanding for WhiteWave and WWF Opco for all periods presented. The outstanding shares of Class B common stock give effect to Dean Foods’ contribution of WWF Opco’s capital stock to WhiteWave. 2,445,327 anti-dilutive options and 666,999 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company, a wholly-owned subsidiary of Dean Foods. Prior to our initial public offering, WWF Operating Company held substantially all of the historical assets and liabilities related to our business that we acquired pursuant to the contribution described below. We had nominal assets and no liabilities, and conducted no operations prior to the completion of our initial public offering.

Unless otherwise specified, any references that speak as of the period prior to the completion of our initial public offering to “our”, “we”, and “us” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to WWF Operating Company, and references to “our”, “we”, and “us” that speak as of or after completion of our initial public offering refer to The WhiteWave Foods Company.

This discussion and analysis contains forward-looking statements that are subject to risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”

Formation of the Company and Initial Public Offering

The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company, a wholly-owned subsidiary of Dean Foods. Prior to our initial public offering, WWF Operating Company held substantially all of the historical assets and liabilities related to our business that we acquired pursuant to the contribution described below. We had nominal assets and no liabilities, and conducted no operations prior to our initial public offering.

In connection with our initial public offering, we filed a prospectus pursuant to Rule 424(b) under the Securities Act with the SEC on October 26, 2012, which describes the details of our initial public offering and the separation of our business from Dean Foods’ other businesses.

The following transactions occurred in connection with our initial public offering and the separation of our business from Dean Foods’ other businesses:

•

On October 5, 2012, WWF Operating Company issued a series of intercompany notes to Dean Foods in the aggregate principal amount of $1.155 billion to evidence the payment of a dividend by WWF Operating Company to Dean Foods. The notes had various maturity dates beginning in October 2013 and continuing until May 2014, and bore interest at a fixed rate of 2.733% per annum. The notes were unsecured and not guaranteed.

•

On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement governing our senior secured credit facilities provides for an aggregate amount of $1.35 billion in financing, which consists of a five-year revolving credit facility in a principal amount of $850 million, a five-year $250 million term loan A-1, and a seven-year $250 million term loan A-2.

•

On October 15, 2012, we amended and restated our certificate of incorporation and by-laws, increased the total number of authorized shares of our capital stock to 2,045,000,000 shares, and created two classes of common stock that have the same economic rights, including with respect to dividends and distributions. Our Class A common stock is entitled to one vote per share, and Class B common stock is entitled to ten votes per share with respect to all matters submitted to a vote of our stockholders, subject, in the case of the Class B common stock, to reduction in accordance with terms of the amended and restated certificate of incorporation. Each share of Class B common stock is convertible into one share of Class A common stock at any time at Dean Foods’ election and automatically in certain circumstances. The common stock held by Dean Foods prior to our initial public offering was reclassified into Class B common stock.

•

On October 31, 2012, we completed our initial public offering and sold 23,000,000 shares of Class A common stock to the public at a price of $17.00 per share. Prior to completion of our initial public offering, Dean Foods contributed all of the capital stock of WWF Operating Company to us in exchange for 150,000,000 shares of our Class B common stock.

•

On October 31, 2012, we incurred approximately $885 million in new indebtedness under our senior secured credit facilities and contributed substantially all of the net proceeds to WWF Operating Company. We also contributed $282 million of the net proceeds from our initial public offering to WWF Operating Company, which used those proceeds, together with substantially all of the net proceeds under the Credit Agreement, to repay then-outstanding obligations under intercompany notes owed to Dean Foods, as described above.

•

On November 1, 2012, the remaining net proceeds of approximately $86 million from our initial public offering were used to repay a portion of the indebtedness then outstanding under the revolving portion of our senior secured credit facilities.

•

In connection with our initial public offering, Dean Foods novated to us certain of its interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017. These swap agreements have fixed interest rates between 2.75% and 3.19%.

The contribution of WWF Operating Company to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the consolidated financial position and results of operations of WhiteWave and WWF Operating Company for all periods presented.

Overview of the Business

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

We have an extensive production and supply chain footprint in the United States. We utilize five manufacturing plants, two distribution centers, and three strategic co-packers across the country. In addition, we have a supply chain footprint across Europe. We have strategically positioned four plants across Europe in the United Kingdom, Belgium, France, and the Netherlands, each supported by an integrated supply chain that enables us to meet the needs of our customers. We utilize four manufacturing plans and a limited number of third-party co-packers for more specialized, low-volume products. Furthermore, we also have a broad commercial partner network across Europe, which complements our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands, facilitating access to the countries in which we sell our products.

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

Increases in Commodity Costs

Our business is heavily dependent on raw materials and other inputs, such as conventional and organic raw milk, packaging, sweeteners, butterfat, almonds, soybeans, fuel, and other commodities. Increases in the costs of raw materials and other inputs in the recent past have exerted pressure on margins and have led to price increases across our portfolio to mitigate the impacts of these increased costs.

Manufacturing Capacity Constraints

Our recent growth has significantly increased our plant utilization rates, particularly in the United States. In response, we have increasingly relied on our extensive co-packing network, which has resulted in higher costs for the production and distribution of our products. We will continue to utilize our co-packing network, as needed, to meet our production requirements, and, at the same time, will continue to invest in the expansion of our internal production and warehousing and distribution capabilities, such as our Dallas, Texas manufacturing facility which commenced operations in the fourth quarter of 2011.

Basis of Presentation

For the periods prior to the completion of our initial public offering on October 31, 2012, our historical consolidated financial statements, which are discussed below, have been prepared on a stand-alone basis in accordance with U.S. GAAP and derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company during the periods presented.

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations included costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million for the period from January 1, 2012 to the date of our initial public offering (which includes $17.5 million of transaction costs related to our initial public offering) and $32.7 million and $36.2 million in the years ended December 31, 2011, and 2010, respectively. These cost allocations are primarily reflected within general and administrative expenses in our consolidated statements of operations as well as classified as “Corporate and other” in Note 15 to our audited consolidated financial statements. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide many of these services on a transitional basis for a fee pursuant to the terms of our transition services agreement described in “— Related Party Relationships with Dean Foods.”

Upon completion of our initial public offering, we assumed responsibility for all of our stand-alone public company costs. We estimate that our annual general and administrative expense for these costs will be an aggregate of approximately $55 million. In addition, as we transition away from the services currently provided by Dean Foods pursuant to the transition services agreement, we believe that we may incur $5 million to $10 million of non-recurring transitional costs in both 2013 and 2014 to establish our own stand-alone corporate functions.

Also, in connection with our initial public offering, we granted equity awards to certain of our executive officers and employees with an aggregate grant date fair value of $28.2 million (the “IPO Grants”) in order to, among other things, provide executives and employees with an immediate equity interest in the Company and align their interests with those of our stockholders. The grant date fair value of the IPO Grants is expensed ratably over a three-year vesting term.

Due to these and other changes in connection with our initial public offering, the historical financial information included in this Annual Report on Form 10-K may not necessarily reflect our financial position, results of operations, and cash flows in the future or what our financial position, results of operations, and cash flows would have been had we been a stand-alone public company during the periods presented.

Reportable Segments

Our business is organized into two segments, North America and Europe, based on our go-to-market strategies, customer bases, and the objectives of our businesses. Our reportable segments align with how management monitors operating performance, allocates resources, and deploys capital in our Company.

Related Party Relationships with Dean Foods

Allocated Portion of Dean Foods’ Debt (Senior Secured Credit Facility)

On July 2, 2009, we were allocated $440.3 million from the Dean Foods senior secured credit facility to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. The historical amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See “— Liquidity and Capital Resources” for more information.

Cash Management

We use a centralized approach to cash management and financing of operations. Prior to completion of our initial public offering, Dean Foods provided financing, cash management, and other treasury services to us. Our North America cash balances were regularly swept by Dean Foods, and we received funding from Dean Foods for our operating and investing cash needs. Cash transferred to and from Dean Foods was historically recorded as intercompany payables and receivables that were reflected as Dean Foods’ net investment in our consolidated financial statements. Since completion of our initial public offering, we have maintained separate cash management and financing functions for our operations.

Related Party Arrangements

Prior to completion of our initial public offering, related party transactions and activities involving Dean Foods and its current and former wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist. Sales of our raw materials and finished products that we manufacture for other current and former wholly-owned subsidiaries of Dean Foods have been reflected as related party sales in our consolidated financial statements. Revenue from our historical related party licensing agreements for use of proprietary intellectual property is reflected as related party license income in our consolidated financial statements. See “— Components of Net Sales and Costs and Expenses” for more information.

Prior to completion of our initial public offering, certain related party transactions were settled by either non-cash capital contributions from Dean Foods to us or non-cash capital distributions from us to Dean Foods and included as part of Dean Foods’ net investment. Both prior to and after the completion of our initial public offering, other related party transactions which are settled in cash are reflected as related party receivables in our consolidated balance sheets.

We utilize manufacturing facilities and resources managed by affiliates and a former affiliate of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our consolidated statements of operations.

Commercial Arrangements

In connection with and effective as of our initial public offering, we entered into agreements that formalized and, in certain cases, modified ongoing commercial arrangements we had with certain current and former wholly-owned Dean Foods subsidiaries. These agreements were negotiated among representatives of the applicable Dean Foods’ business platforms. We believe these agreements contain pricing provisions that reflect substantially the terms that we would have been able to obtain from unaffiliated third parties, taking into account the nature of certain ongoing customer relationships. See Note 16 to our audited consolidated financial statements.

On January 3, 2013, Dean Foods sold Morningstar Foods, LLC (“Morningstar”) to an unaffiliated third party. Prior to this sale, Morningstar sold and distributed certain of our products to its customers and we or our subsidiaries were parties to various agreements with Morningstar. In connection with the Morningstar sale, we modified certain of the commercial agreements between us and Morningstar as described below. These modifications are primarily timing modifications and will not have a material impact on our results of operations, with the exception of the Morningstar Asset Purchase Agreement described below.

Morningstar Asset Purchase Agreement

In connection with the Morningstar sale, we agreed to terminate an option to purchase plant capacity and property at a Morningstar facility, sell to Morningstar certain manufacturing equipment used to produce certain

WhiteWave products, and execute certain other transactions. The agreement was executed on December 2, 2012 but became effective on January 3, 2013, and we received proceeds of $60 million as consideration. This transaction will be accounted for as a contribution to equity and the proceeds were used to repay a portion of the outstanding balance under the senior secured credit facilities. See Note 18 to our audited consolidated financial statements.

Morningstar Transitional Sales Agreements

In connection with the Morningstar sale, we and Morningstar extended the term of an existing agreement between the parties, pursuant to which Morningstar will transfer back to us responsibility for sales and associated costs of WhiteWave products over a term of up to nine months after completion of the Morningstar sale. During this nine month period, Morningstar will provide certain transitional services to us, which include, but are not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar will remit to us the cash representing the net profit collected from these product sales until such time as the sales are transitioned to us. This agreement modifies our historical intercompany arrangements and reflects new pricing. The net effect of the agreement since its effective date is reflected as related party fees of $4.5 million in our consolidated statements of operations, representing gross billings to customers by Morningstar of $12.2 million for the period ended December 31, 2012.

In connection with the Morningstar sale, we and Morningstar extended the term of an existing agreement between the parties, pursuant to which we will transfer to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products over a term of up to 90 days after completion of the Morningstar sale. During this period, we will provide certain transitional services to Morningstar which include, but are not limited to, taking and filling orders, collecting receivables, and shipping products to customers. We will remit to Morningstar the net profit associated with these products until such time as the sales are transitioned to Morningstar. This agreement modifies our historical intercompany arrangements and reflects new pricing. The net fees remitted to Morningstar since the agreement’s effective date were $2.0 million.

Morningstar Co-Packing Agreement

In connection with the Morningstar sale, we and Morningstar extended the term of an existing agreement between the parties, pursuant to which Morningstar continues manufacturing various WhiteWave products on our behalf. With the exception of the manufacture of aerosol whipped topping and other non-core products, which are subject to this agreement for the term of the related transitional sales agreement, this agreement generally has a term of three to five years beginning upon completion of the Morningstar sale with respect to the various product lines. If we fail to purchase specified minimum volumes of the products covered by the agreement, we will be required to make deficiency payments to Morningstar equal to the volume gap between actual purchases and the specified minimum volumes multiplied by a specified portion of the products’ price. We do not expect such deficiency payments, if any, to be material to us. The costs of manufacturing such WhiteWave products reflect new pricing terms. The effect of the agreement since its effective date is an increase in cost of sales of $0.6 million in our consolidated statement of operations for the period ended December 31, 2012.

Fresh Dairy Direct (“FDD”) Sales and Distribution Agreement

We entered into an agreement with two wholly-owned subsidiaries of Dean Foods, Suiza Dairy Group, LLC (“Suiza Dairy”) and Dean Dairy Holdings, LLC (“Dean Dairy”), pursuant to which those subsidiaries continue to sell and distribute certain WhiteWave products for a fixed initial term of up to 18 months, depending on the product and customer. This agreement modifies our historical intercompany arrangements and reflects new pricing. The effect of the agreement since its effective date is an increase in net sales to related parties and cost of sales of $4.1 million and $1.2 million, respectively, in our consolidated statement of operations for the period ended December 31, 2012.

FDD Co-Packing Agreement

Additionally, we entered into a separate manufacturing agreement with Suiza Dairy and Dean Dairy, pursuant to which those subsidiaries will continue manufacturing WhiteWave fresh organic milk products on our behalf for a term of 18 months, depending on the product and customer. The costs of manufacturing such WhiteWave products reflect new pricing terms. The effect of the agreement since its effective date is an increase in cost of sales of $0.1 million in our consolidated statement of operations for the period ended December 31, 2012.

FDD Cream Supply Agreement

We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we will continue to purchase cream from those Dean Foods subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. If we fail to purchase specified minimum volumes of cream, we will be required to make deficiency payments to Suiza Dairy and Dean Dairy equal to any incremental loss incurred by Suiza Dairy and Dean Dairy from the sale to third parties of such cream not purchased by us. We do not expect such deficiency payments, if any, to be material to us. The purchases of cream from Suiza Dairy and Dean Dairy reflect new pricing terms. There was no material net effect of the agreement since its effective date in our consolidated statement of operations for the period ended December 31, 2012.

Termination of Intellectual Property License Agreement

Prior to our initial public offering, we had an intellectual property license agreement with Morningstar pursuant to which Morningstar had the right to use certain of our subsidiaries’ intellectual property in the manufacture of certain products for a fee. In conjunction with the license agreement, a loan agreement was entered into, pursuant to which we extended a line of credit to Morningstar related to the license income generated under the license agreement. Prior to our initial public offering, there were no repayments of this loan and no future plans to settle the outstanding balance; therefore, the principal and associated accrued interest was shown in Dean Foods’ net investment. In connection with our initial public offering, we and Morningstar agreed to terminate this license agreement and the related loan. In addition, we entered into an agreement to transfer the intellectual property subject to the license agreement to Morningstar so that Morningstar has the requisite intellectual property and manufacturing know-how to produce and sell its products and brands. We retained all intellectual property related to and necessary for the production of our products and brands.

Transition Services Agreement

We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Pursuant to the transition services agreement, we provide marketing, R&D, and other transitional services to Dean Foods and Dean Foods provides transitional services to us, including supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other services. Dean Foods and we also may provide each other with additional services that we identify in the future on such terms as we and Dean Foods may mutually agree in writing. The transition services agreement generally provides for a fixed initial term for each service. Upon mutual written agreement of the parties, the term of any service may be extended beyond or shortened from that service’s initial term. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services to Dean Foods. Dean Foods has charged us $5.4 million and we have charged Dean Foods $2.6 million for services rendered under the transition services agreement since its effective date.

In connection with Dean Foods’ sale of its Morningstar division, the transition services agreement between us and Dean Foods was amended on November 20, 2012 to modify certain pricing terms and to remove those services provided to or by Morningstar.

On the same date, we entered into a separate transition services agreement with Morningstar to include those services removed from the agreement between us and Dean Foods. The net effect of the amended agreement with Dean Foods and separate agreement with Morningstar was not material.

Due to these and other changes in connection with our initial public offering, the historical financial information included in this Annual Report on Form 10-K may not necessarily reflect our financial position, results of operations, and cash flows in the future or what our financial position, results of operations, and cash flows would have been had we been a stand-alone public company during the periods presented.

Guarantees

We historically guaranteed debt issued by Dean Foods, including the Dean Foods senior secured credit facility and the Dean Foods senior notes, on a joint and several basis. Prior to completion of our initial public offering, as this was an intercompany guarantee, the Company had not recognized an indemnification liability or any income associated with these guarantees in its consolidated financial statements. Our guarantees of Dean Foods’ debt, including the Dean Foods senior secured credit facility and the Dean Foods senior notes, terminated upon completion of our initial public offering.

Components of Net Sales and Costs and Expenses

Net Sales

Our net sales are derived primarily from the sale of our plant-based foods and beverages, coffee creamers and beverages, and premium dairy products across North America and Europe. Sales are reported net of estimated returns, trade promotions, and other discounts. We routinely offer sales incentives and discounts to our customers and consumers including rebates, shelf-price reductions, in-store display incentives, and other trade promotional activities. These programs, as well as amounts paid to customers for shelf-space in retail stores, are considered reductions in the price of our products and are reflected within net sales.

Net sales do not historically include the sales of our finished goods to third-party customers made directly by other current and former wholly-owned subsidiaries of Dean Foods.

Net Sales to Related Parties

Our net sales to related parties represent the sale of our raw materials and finished products to current and former wholly-owned subsidiaries of Dean Foods. Those transactions have historically taken place at an agreed upon price, which may not be equivalent to the terms that would prevail in an arm’s-length transaction with an unaffiliated third party. In addition, effective January 1, 2010, Dean Foods implemented a standardized intercompany pricing structure on all products sold by us to current and former wholly-owned subsidiaries of Dean Foods.

Related Party Fees

Pursuant to the transitional sales agreement in which Morningstar remits to us the cash representing the net profit collected from WhiteWave product sales, the net effect of the agreement is reflected as related party fees in our consolidated statements of operations.

Cost of Sales

Cost of sales consists of many costs, including the costs of raw materials and ingredients in the manufacture of products, packaging costs, labor costs, co-pack fees, and plant and equipment overhead. Ingredients account for the largest portion of the cost of sales followed by direct labor, plant overhead, and packaging costs.

Related Party License Income

Related party license income consists of fees from a license agreement with Morningstar, pursuant to which Morningstar had the right to use intellectual property in the manufacture of certain products for a fee. In connection with our initial public offering, this agreement and a related loan agreement were terminated and we no longer receive license income or related interest income.

Operating Costs and Expenses

Operating costs and expenses consist primarily of selling and distribution expenses and general and administrative expenses. Our selling and distribution expenses consist of shipping and handling fees, including fuel charges for delivery of products through our warehouse distribution system, and outside storage, as well as marketing expense and sales commissions. The primary components of our marketing expense are media, agency, trade shows, and other promotional expenses. Our general and administrative costs consist primarily of wages, related payroll, and employee benefit expenses, including stock-based compensation, R&D costs, legal and professional fees, travel expenses, other facility related costs, such as rent and depreciation, and consulting expenses.

Prior to completion of our initial public offering, operating costs and expenses included historical allocations from Dean Foods. These allocations are included in our consolidated results but are not included in the North America and Europe segment results.

Matters Affecting Comparability

Our results of operations for the years ended December 31, 2012, 2011, and 2010 were affected by the following:

Discontinued Operations

In the second quarter of 2011, we began evaluating strategic alternatives related to our 50%-owned joint venture with Hero Group. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. During 2012, we completed the shutdown of the operations.

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which manufactured, marketed, and distributed branded organic dairy yogurt, milk, and related dairy products primarily in the United Kingdom. The sale was completed on August 10, 2010.

Our consolidated audited financial statements account for the joint venture with Hero Group and Rachel’s operations as discontinued operations. Unless otherwise indicated, this Management Discussion and Analysis of Financial Condition and Results of Operations relate solely to the discussion of our continuing operations.

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our primary exposures to foreign exchange rates are the Euro and British Pound against the U.S. dollar. The financial statements of our Europe segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, income and expense items are translated at the average rates prevailing during the applicable period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses.

Results of Operations

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales.

	Year Ended December 31,
	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,175.4		$1,916.8		$1,713.4
Net sales to related parties	109.5		108.9		107.9
Related party fees	4.5		—		—

Total net sales	2,289.4	100.0%	2,025.7	100.0%	1,821.3	100.0%
Cost of sales	1,485.4	64.9%	1,341.3	66.2%	1,210.8	66.5%

Gross profit(1)	804.0	35.1%	684.4	33.8%	610.5	33.5%
Related party royalty income	36.0	1.6%	42.7	2.1%	39.4	2.2%
Operating costs and expenses
Selling and distribution	492.1	21.5%	414.7	20.5%	384.5	21.1%
General and administrative	167.6	7.3%	136.7	6.7%	139.9	7.7%

Total operating costs and expenses	659.7	28.8%	551.4	27.2%	524.4	28.8%

Operating income	$180.3	7.9%	$175.7	8.7%	$125.5	6.9%

(1)

As disclosed in Note 2 to our audited consolidated financial statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of sales.

The key performance indicators for both of our reportable segments are net sales, gross profit, and operating costs and expenses, which are presented in the segment results tables and discussion below.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below.

	Year Ended December 31,
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
North America	$1,921.4	$1,657.2	$264.2	15.9%
Europe	368.0	368.5	(0.5)	(0.1)%

Total	$2,289.4	$2,025.7	$263.7	13.0%

The change in total net sales was due to the following:

	Change in Net Sales 2012 vs. 2011
	Volume	Pricing and Product Mix Changes	Total Increase / (Decrease)
	(In millions)
North America	$219.2	$45.0	$264.2
Europe	13.5	(14.0)	(0.5)

Total	$232.7	$31.0	$263.7

Total net sales — Consolidated total net sales increased $263.7 million, or 13.0%, in 2012 compared to the prior year. The increase was primarily driven by robust volume growth across the North America segment and was also favorably impacted by price increases implemented in response to higher commodity costs. Total net sales growth was negatively impacted by foreign currency translation.

Cost of sales — Cost of sales increased $144.1 million, or 10.7%, in 2012 compared to the prior year. The increase was primarily driven by sales volume growth, higher commodity and other input costs, particularly raw organic milk, and start-up costs incurred at our new Dallas, Texas manufacturing facility, partially offset by our cost reduction initiatives.

Gross profit — Gross profit margin increased to 35.1% in 2012 from 33.8% for the prior year. The increase was driven principally by a favorable mix of products sold, but was also augmented by higher pricing which more than offset the impact of higher commodity costs. Gross margins also benefited modestly from the impact of the new commercial arrangements with current and former Dean Foods subsidiaries. The net profit from sales of WhiteWave products generated by Morningstar is reflected as related party fees until those sales are transitioned to us.

Operating costs and expenses — Operating costs and expenses increased $108.3 million, or 19.6%, in 2012 compared to the prior year. This was driven by an increase in selling and distribution costs as a result of higher sales volume and increasing fuel costs. In addition, we experienced increased outside storage facility and related distribution costs at our North America segment driven by capacity constraints. We also continued to increase investments in marketing in support of our brands in both North America and Europe. General and administrative expenses increased $30.9 million, driven principally by $17.5 million of transaction costs related to our initial public offering and higher incentive-based compensation expense.

Income taxes — Income tax expense was recorded at an effective rate of 33.6% in 2012 compared to a 31.3% effective tax rate in 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. The 2012 effective tax rate increased due to non-deductible transaction costs related to our initial public offering.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Year Ended December 31,
	2012		2011		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,807.4		$1,548.3		$259.1	16.7%
Net sales to related parties	109.5		108.9		0.6	0.6%
Related party fees	4.5		—		4.5	n/m

Total net sales	1,921.4	100.0%	1,657.2	100.0%	264.2	15.9%
Cost of sales	1,268.8	66.0%	1,126.6	68.0%	142.2	12.6%

Gross profit	652.6	34.0%	530.6	32.0%	122.0	23.0%
Operating costs and expenses	473.6	24.7%	392.8	23.7%	80.8	20.6%

Operating income	$179.0	9.3%	$137.8	8.3%	$41.2	29.9%

Total net sales — Total net sales increased $264.2 million, or 15.9%, in 2012 compared to the prior year, driven principally by volume growth in coffee creamers and beverages and plant-based foods and beverages. This growth was due to category growth, product innovation, and increased marketing investment, primarily in support of Silk PureAlmond almondmilk and International Delight Iced Coffee. Sales of our premium dairy products also increased compared to the prior year, despite lower volumes, as a result of higher pricing implemented in response to higher commodity costs.

Cost of Sales — Cost of sales increased $142.2 million, or 12.6%, in 2012 compared to the prior year. The increase was primarily driven by sales volume growth and higher commodity and other input costs, as well as start-up costs incurred at our new Dallas, Texas manufacturing facility, partially offset by our cost reduction initiatives.

Gross Profit — Gross profit margin increased to 34.0% in 2012 compared to 32.0% for the prior year. The increase was primarily driven by a favorable mix of products sold but was also augmented by higher pricing in premium dairy and coffee creamers and beverages which more than offset the impact of higher commodity costs. Gross margins also benefited modestly from the impact of the new commercial arrangements with current and former wholly-owned subsidiaries of Dean Foods. The net profit from sales of WhiteWave products generated by Morningstar is reflected as related party fees until those sales are transitioned to us.

Operating Costs and Expenses — Operating costs and expenses increased $80.8 million, or 20.6%, in 2012 compared to the prior year primarily due to an increase in distribution expenses due to higher sales volumes and an increase in fuel costs. In addition, we experienced increased outside storage facility costs and related distribution costs driven by capacity constraints. We expect these costs to remain higher at least through the first half of 2013. Marketing expenses also increased in 2012 compared to the same period in the prior year in support of our new product innovation and brand building investments.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Year Ended December 31,
	2012		2011		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$368.0	100.0%	$368.5	100.0%	$(0.5)	(0.1)%
Cost of sales	216.7	58.9%	214.7	58.3%	2.0	0.9%

Gross profit	151.3	41.1%	153.8	41.7%	(2.5)	(1.6)%
Operating costs and expenses	127.6	34.7%	125.9	34.2%	1.7	1.4%

Operating income	$23.7	6.4%	$27.9	7.5%	$(4.2)	(15.1)%

Net sales — Net sales decreased $0.5 million, or 0.1%, in 2012 compared to the prior year. The decrease was driven by foreign currency translation. Excluding the impact of foreign currency translation, net sales grew mid-single digits, driven by volume growth, a favorable mix of products sold, and higher pricing implemented to offset higher commodity costs. The volume increase was led by strong growth in our yogurt products and was further augmented by sales of almond and hazelnut drinks that were introduced earlier this year. Net sales continued to be negatively impacted by the challenging economic environment in southern Europe.

Cost of sales — Cost of sales increased $2.0 million, or 0.9%, in 2012 compared to the prior year driven by volume growth and higher commodity costs, primarily for soybeans, sugar and packaging, which more than offset the impact of foreign currency translation.

Gross profit — Gross profit margin decreased to 41.1% in 2012 compared to 41.7% for the prior year due to higher commodity costs, partially offset by higher pricing and cost reduction initiatives.

Operating costs and expenses — Operating expenses increased $1.7 million, or 1.4%, in 2012 compared to the prior year. Distribution expenses increased due to higher sales volumes and fuel cost increases. Marketing expenses were higher due to increased investments in consumer marketing in support of our new product launches. These increases were partially offset by the impact of foreign currency translation.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below.

	Year Ended December 31,
	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
North America	$1,657.2	$1,479.5	$177.7	12.0%
Europe	368.5	341.8	26.7	7.8%

Total	$2,025.7	$1,821.3	$204.4	11.2%

The change in total net sales was due to the following:

	Change in Net Sales 2011 vs. 2010
	Volume	Pricing and Product Mix Changes	Total Increase / (Decrease)
	(In millions)
North America	$97.5	$80.2	$177.7
Europe	6.7	20.0	26.7

Total	$104.2	$100.2	$204.4

Total net sales — Consolidated total net sales increased $204.4 million, or 11.2%, in 2011 compared to the prior year. The increase was driven by volume growth, coupled with significant price increases in response to higher commodity costs.

Cost of sales — Cost of sales increased $130.5 million, or 10.8%, in 2011 compared to the prior year. The increase was primarily driven by sales volume growth, higher commodity costs, and a higher cost mix of products sold, partially offset by our cost reduction initiatives.

Gross profit — Gross profit margin remained relatively flat at 33.8% in 2011 compared to 33.5% in 2010, as higher commodity costs, coupled with an unfavorable mix of products sold, substantially offset the favorable impact of our cost reduction initiatives.

Operating costs and expenses — Operating costs and expenses increased $27.0 million, or 5.1%, in 2011 compared to the prior year. This was driven by an increase in selling and distribution costs as a result of higher sales volume and increasing fuel costs. In addition, we also experienced increased outside storage facility and related distribution costs at our North America segment driven by capacity constraints.

Income taxes — Income tax expense was recorded at an effective rate of 31.3% in 2011 compared to a 29.0% effective tax rate in 2010. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Year Ended December 31,
	2011		2010		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,548.3		$1,371.6		$176.7	12.9%
Net sales to related parties	108.9		107.9		1.0	0.9%

Total net sales	1,657.2	100.0%	1,479.5	100.0%	177.7	12.0%
Cost of sales	1,126.6	68.0%	1,017.2	68.8%	109.4	10.8%

Gross profit	530.6	32.0%	462.3	31.2%	68.3	14.8%
Operating costs and expenses	392.8	23.7%	363.0	24.5%	29.8	8.2%

Operating income	$137.8	8.3%	$99.3	6.7%	$38.5	38.8%

Total net sales — Total net sales increased $177.7 million, or 12.0%, in 2011 compared to the prior year, driven by volume growth and higher pricing across all of our product portfolios. Sales of coffee creamers and beverages increased due to strong category growth in flavored creamers and new product introductions, particularly in the International Delight brand. In addition, sales of coffee creamers and beverages increased $32.0 million due to the transfer to us of the responsibility for sales of certain products that were previously sold by other current and former wholly-owned subsidiaries of Dean Foods. Sales of our premium dairy products also increased due to higher pricing resulting from higher commodity costs and, to a lesser extent, growth in volume. Full year sales growth in premium dairy was negatively impacted by the constraints in organic milk supply that we experienced in the fourth quarter of 2011. Sales of plant-based food and beverage products increased driven by new product introductions, primarily our Silk almondmilk and Silk coconutmilk products.

Cost of Sales — Cost of sales increased $109.4 million, or 10.8%, in 2011 compared to the prior year. The increase was primarily driven by sales volume growth and higher commodity costs, including for soybeans, sweeteners, and packaging, partially offset by our cost reduction initiatives.

Gross Profit — Gross profit increased to 32.0% in 2011 compared to 31.2% for the prior year. The increase was primarily due to higher pricing that more than offset the impact of higher commodity costs.

Operating Costs and Expenses — Operating costs and expenses increased $29.8 million, or 8.2%, in 2011 compared to the prior year primarily due to an increase in distribution expenses due to higher sales volumes and an increase in fuel costs. In addition, we experienced increased outside storage facility costs and related distribution costs driven by capacity constraints. Marketing expenses increased modestly, but was substantially offset by lower general and administrative expenses.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Year Ended December 31,
	2011		2010		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$368.5	100.0%	$341.8	100.0%	$26.7	7.8%
Cost of sales	214.7	58.3%	193.6	56.6%	21.1	10.9%

Gross profit	153.8	41.7%	148.2	43.4%	5.6	3.8%
Operating costs and expenses	125.9	34.2%	125.2	36.6%	0.7	0.6%

Operating income	$27.9	7.5%	$23.0	6.8%	$4.9	21.3%

Net sales — Net sales increased $26.7 million, or 7.8%, in 2011 compared to the prior year. The increase was driven in part by the benefit of foreign currency translation. Excluding the impact of foreign currency translation, net sales grew low-single digits, driven by volume growth and higher pricing to offset higher commodity costs. The volume increase was led by strong growth in our yogurt products, which more than offset softness in dessert products. Sales of soy drinks were flat compared to the prior period.

Cost of sales — Cost of sales increased $21.1 million, or 10.9%, in 2011 compared to the prior year driven by volume growth, higher commodity costs, primarily for soybeans, sugar, and packaging, as well as the impact of foreign currency translation.

Gross profit — Gross profit margin decreased to 41.7% in 2011 compared to 43.4% in the prior year. The decrease was driven by increased commodity costs, partially offset by higher pricing and cost reduction initiatives.

Operating costs and expenses — Operating expenses increased $0.7 million, or 0.6%, in 2011 compared to the prior year due to the impact of foreign currency translation. Excluding the impact of currency changes, operating expenses declined due to a decrease in marketing expense and general and administration expenses, partially offset by increases in distribution costs driven by higher sales volumes and higher fuel costs. Marketing expense decreased due to a short-term shift of spending to trade promotions, while the decrease in general and administrative costs was primarily due to non-recurring costs expensed in 2010 in support of the post-acquisition integration activities.

Liquidity and Capital Resources

General

Prior to completion of our initial public offering, Dean Foods provided financing, cash management, and other treasury services to us. Our North American cash balances were regularly swept by Dean Foods, and we received funding from Dean Foods for our operating and investing cash needs. Cash transferred to and from Dean Foods has historically been recorded as intercompany payables and receivables that are reflected as Dean Foods’ net investment in the accompanying consolidated financial statements. Since completion of our initial public offering, we have maintained separate cash management and financing functions for our operations.

In connection with our initial public offering, we incurred approximately $885 million in new indebtedness and subsequently repaid approximately $86 million under our revolving credit facility with proceeds from our initial public offering. The Credit Agreement governing our senior secured credit facilities provides for an aggregate amount of $1.35 billion in financing, which consists of a revolving credit facility in a principal amount of $850 million and term loan facilities in an aggregate principal amount of $500 million.

As of February 1, 2013, we had outstanding borrowings of approximately $723.2 million under our $1.35 billion senior secured credit facilities, of which $500 million consists of term loan borrowings and $223.2 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. We had additional borrowing capacity of approximately $626.8 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

The terms of the senior secured credit facilities include the following:

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility and October 31, 2019 for the term loan A-2 facility;

•

required amortization repayment in quarterly installments of the following amounts on the $250 million term loan A-1 facility: $12.5 million in 2013 and 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017 with the balance at maturity, and, in the case of the $250 million term loan A-2 facility, $2.5 million in 2013 through 2019 with the balance at maturity;

•	an accordion feature allowing, under certain circumstances, the maximum principal amount of the senior secured credit facilities to be increased by up to $500 million, subject to lender commitments;

•	mandatory prepayments in the event of certain asset sales and receipt of insurance proceeds;

•	customary representations and warranties that are made upon each borrowing under the senior secured credit facilities;

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

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. Borrowings under our senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum. As of December 31, 2012, we were in compliance with all debt covenants.

On July 2, 2009, our then newly-acquired Alpro operations entered into a two-year multi-currency revolving credit facility for borrowings in an amount not to exceed €20 million (or its currency equivalent). In December 2009, we reduced the facility to an amount not to exceed €10 million (or its currency equivalent). On July 8, 2011, we renewed this facility for one year and further reduced the facility to an amount not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. Use of proceeds under the facility is for working capital and other general corporate purposes of Alpro. The subsidiary revolving credit facility makes available up to €1 million (or its currency equivalent) of letters of credit. At December 31, 2012 and 2011, there were no outstanding borrowings under this facility. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013.

In connection with the Morningstar sale, we agreed to terminate an option to purchase plant capacity and property at a Morningstar facility, sell to Morningstar certain manufacturing equipment used to produce certain

WhiteWave products, and execute certain other transactions. The agreement was executed on December 2, 2012 but became effective on January 3, 2013, and we received proceeds of $60 million as consideration. This transaction will be accounted for as a contribution to equity and the proceeds were used to repay a portion of the outstanding balance under the senior secured credit facilities. See Note 18 to our audited consolidated financial statements.

Liquidity

Based on our current and anticipated level of operations, we believe that our cash on hand, together with operating cash flows, and amounts available under our senior secured credit facilities, will be sufficient to meet our anticipated liquidity needs over the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, and financial obligations such as payments under the senior secured credit facility. We may evaluate and consider strategic acquisitions, divestitures, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures by us or generate proceeds for us.

As of December 31, 2012, $61.6 million of our total cash of $69.4 million was attributable to our foreign operations. As discussed in Note 10 to our audited consolidated financial statement, we repatriated approximately €55 million ($71 million) from our foreign operations to Dean Foods during the second quarter of 2012. We currently anticipate leaving the cash attributable to our foreign operations in these foreign jurisdictions.

Pre-Initial Public Offering Indebtedness

On July 2, 2009, we were allocated $440.3 million from Dean Foods’ senior secured credit facility to fund our acquisition of Alpro. Interest expense had been allocated to us in the same proportion as our allocated debt. In connection with our initial public offering, the principal balances associated with this allocated portion of the senior secured credit facility were settled as a contribution to our capital from Dean Foods.

Prior to completion of our initial public offering, we participated in the Dean Foods receivables-backed facility whereby we sold certain of our accounts receivable to a wholly-owned entity that is intended to be bankruptcy-remote. The entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The securitization was treated as borrowing for accounting purposes. We were the beneficiary and obligor for all borrowings and repayments under our portion of the Dean Foods facility. In connection with our initial public offering, the principal balances associated with our portion of the receivables-backed facility were settled as a contribution to our capital from Dean Foods. We no longer participate in the Dean Foods receivables-backed facility.

On October 5, 2012, WWF Operating Company issued a series of intercompany notes to Dean Foods in an aggregate principal amount of $1.155 billion to evidence the payment of a dividend by WWF Operating Company to Dean Foods. The notes had various maturity dates beginning in October 2013 and continuing until May 2014, and bore interest at a fixed rate of 2.733% per annum. The notes were unsecured and not guaranteed.

On October 31, 2012, The WhiteWave Foods Company contributed $282 million of the net proceeds from our initial public offering to WWF Operating Company, which used those proceeds, together with substantially all of the net proceeds of the new indebtedness incurred under our senior secured credit facilities, to repay then-outstanding obligations under the intercompany notes.

In connection with our initial public offering, we and our subsidiaries have been released from our obligations as guarantors of Dean Foods’ debt, including the Dean Foods senior secured credit facility and the Dean Foods senior notes.

Historical Cash Flow

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2012	2011	Change
	(In millions)
Net cash flows from:
Operating activities	$239.1	$221.5	$17.6
Investing activities	(98.1)	(126.0)	27.9
Financing activities	(172.1)	(87.1)	(85.0)
Discontinued operations (operating, investing, and financing)	3.1	18.3	(15.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	(3.5)	3.9

Net increase in cash and cash equivalents	$(27.6)	$23.2	$(50.8)

Operating Activities

Net cash provided by operating activities from continuing operations was $239.1 million for the year ended December 31, 2012 compared to $221.5 million for the year ended December 31, 2011. The change was primarily due to the combined effect of an increase in net income and the net year-over-year changes in current liabilities.

Investing Activities

Net cash used in investing activities from continuing operations was $98.1 million for the year ended December 31, 2012 compared to $126.0 million for the year ended December 31, 2011. The change was primarily driven by higher capital expenditures in the prior year associated with the investment in our new manufacturing facility in Dallas, Texas.

Financing Activities

Net cash used in financing activities from continuing operations was $172.1 million for the year ended December 31, 2012 compared to $87.1 million for the year ended December 31, 2011. The change was primarily due to a decrease in proceeds received, net of payments made, related to the Dean Foods’ receivables-backed facility and an increase in net distributions to Dean Foods. We also paid $12.4 million of deferred financing fees in 2012 related to our new senior secured credit facilities.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2011	2010	Change
	(In millions)
Net cash flows from:
Operating activities	$221.5	$177.6	$43.9
Investing activities	(126.0)	(49.7)	(76.3)
Financing activities	(87.1)	(106.4)	19.3
Discontinued operations (operating, investing, and financing)	18.3	27.0	(8.7)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(1.2)	(2.3)

Net increase in cash and cash equivalents	$23.2	$47.3	$(24.1)

Operating Activities

Net cash provided by operating activities from continuing operations was $221.5 million for the year ended December 31, 2011 compared to $177.6 million for the year ended December 31, 2010. The change was primarily due to the combined effect of an increase in net income and the net year-over-year changes in inventory, receivables, and current liabilities.

Investing Activities

Net cash used in investing activities from continuing operations was $126.0 million for the year ended December 31, 2011 compared to $49.7 million for the year ended December 31, 2010. The change was primarily driven by higher capital expenditures associated with the investment in our new manufacturing facility in Dallas, Texas.

Financing Activities

Net cash used in financing activities from continuing operations was $87.1 million for the year ended December 31, 2011 compared to $106.4 million for the year ended December 31, 2010. The change was primarily due to an increase in proceeds received, net of payments made in 2011 related to the Dean Foods receivables-backed facility of $15.9 million and a decrease of $4.6 million in net distributions to Dean Foods.

Contractual Obligations and Other Long-Term Liabilities

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease, and other contractual obligations at December 31, 2012.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Senior secured credit facilities	$780,550	$15,000	$36,250	$491,800	$237,500
Purchase obligations(1)	1,169,904	511,080	374,188	257,360	27,276
Operating leases(2)	60,427	15,990	21,543	13,847	9,047
Benefit payments(3)	15,882	855	214	105	14,708
Interest payments(4)	160,862	35,568	66,947	47,794	10,553

Total(5)	$2,187,625	$578,493	$499,142	$810,906	$299,084

(1)

Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including diesel fuel, soybeans, and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw materials. In addition, we have contractual obligations to purchase various services that are part of our production process.

(2)

Represents future minimum lease payments under non-cancelable operating leases related to our distribution fleet, corporate offices, and certain of our manufacturing and distribution facilities. See Note 14 to our audited consolidated financial statements for more detail about our lease obligations.

(3)

Represents expected future benefit obligations of $15.9 million related to our portion of Dean Foods’-sponsored pension plans. In addition to our Company-sponsored plans, we participate in one multiemployer defined benefit plan. The cost of this plan is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $1.7 million, $1.6 million, and $1.5 million during the years ended December 31, 2012, 2011, and 2010, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 13 to our audited consolidated financial statements.

(4)

Includes expected cash payments of $67.5 million on our interest rate swaps based on the notional amounts of the swaps and the LIBOR forward curve at December 31, 2012 and interest on our variable rate debt of $93.4 million based on the rates in effect at December 31, 2012. Interest that may be due in the future on the variable rate portion of our senior secured credit facilities will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. Future interest payments on our interest rate swaps will vary based on the interest rates in effect at each respective settlement date. Excluded from the table above are expected cash receipts related to the interest rate swaps.

(5)	The table above excludes our liability for uncertain tax positions of $10.4 million because the timing of any related cash payments cannot be reasonably estimated.

Future Capital Requirements

For 2013, we expect to invest a total of approximately $150 million to $160 million in capital expenditures primarily to continue to increase manufacturing and warehousing capacity to support our growth. We expect cash interest to be approximately $20 million to $22 million based upon expected debt levels and projected forward interest rates under our senior secured credit facilities, which excludes amortization of deferred financing fees of approximately $2.4 million. We also expect cash payments on our interest rate swaps to be approximately $18 million, excluding expected cash receipts, based on the notional amounts of the swaps and the LIBOR forward curve at December 31, 2012. We anticipate that cash flows from operations and borrowings under our senior secured credit facilities will be sufficient to meet our capital requirements for the foreseeable future.

Critical Accounting Policies

The process of preparing our financial statements in conformity with generally accepted accounting principles requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates and judgments. A summary of our significant accounting policies is contained in Note 2 to our audited consolidated financial statements.

Goodwill and Intangible Assets

Our goodwill and intangible assets result primarily from acquisitions and primarily include trademarks with finite lives and indefinite lives and customer-related intangible assets. Perpetual trademarks and goodwill are evaluated for impairment annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment to ensure that the carrying value is recoverable. A perpetual trademark is impaired if its book value exceeds its estimated fair value. Goodwill is evaluated for impairment if we determine that it is more likely than not the book value of its reporting unit exceeds its estimated fair value. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Considerable management judgment is necessary to initially value intangible assets upon acquisition and to evaluate those assets and goodwill for impairment going forward. We determine fair value using widely accepted valuation techniques, including discounted cash flows, market multiples analyses, and relief from royalty analyses. Assumptions used in our valuations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. We believe that a trademark has an indefinite life if it has a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives. Determining the expected life of a trademark requires considerable management judgment and is based on an evaluation of a number of factors including the competitive environment, trademark history, and anticipated future trademark support.

We believe the assumptions used in valuing our intangible assets and in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. Based on the baseline valuation performed in 2011, the fair value of each of our reporting units exceeds its related carrying value. The results of our qualitative assessment conducted in 2012 did not indicate that it was more likely than not that the fair value of any of our reporting units was less than its carrying amount. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.

Revenue Recognition, Sales Incentives and Trade Accounts Receivable

Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer, and there is a reasonable assurance of collection of the sales proceeds. Sales are recorded net of allowances for returns, trade promotions, and other discounts. We routinely offer sales incentives and discounts through various regional and national programs to our customers and to consumers. These programs include rebates, shelf-price reductions, in-store display incentives, coupons, and other trade promotional activities. These programs, as well as amounts paid to customers for shelf-space in retail stores, are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs, which are recorded as a reduction in our trade accounts receivable balance. Differences between estimated and actual incentive costs are normally not material and are recognized in earnings in the period such differences are determined.

We generally provide credit terms to customers of net 10 days, from invoice date. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience. Estimated product returns historically have not been material.

Property, Plant, and Equipment

We perform impairment tests on our property, plant, and equipment when circumstances indicate that their carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. Our property, plant, and equipment totaled $624.6 million as of December 31, 2012, and there were no impairment charges recorded in the years ending December 31, 2012, 2011, and 2010, respectively.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

Employee Benefit Plans

We participate in Dean Foods’ consolidated defined contribution plan (including various employee savings and profit sharing plans) and contribute to a multiemployer pension plan on behalf of certain of our employees.

We also have four defined benefit pension plans covering Alpro employees who satisfy age and length-of-service requirements. Our policy is to fund the pension plan in accordance with the requirements of the Employee Retirement Income Security Act. Employee benefit plan obligations and expenses included in the consolidated financial statements are determined from actuarial analyses based on plan assumptions, employee demographic data, years of service, compensation, benefits and claims paid, and employer contributions.

The calculation of pension plan obligations and related expenses is dependent on several assumptions used to estimate the present value of the benefits earned while the employee is eligible to participate in the plans. The key assumptions we use in determining the plan obligations and related expenses include: (1) the interest rate used to calculate the present value of the plan liabilities, (2) employee turnover, retirement age, and mortality, and (3) the expected return on plan assets. Our assumptions reflect our historical experience and our best judgment regarding future performance. Due to the significant judgment required, our assumptions could have a material impact on the measurement of our pension obligations and expenses.

Income Taxes

We record a liability for uncertain tax positions to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. At December 31, 2012, our liability for uncertain tax positions, including accrued interest, was $10.4 million and our valuation allowance was $0.5 million.

Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations, and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate.

Additionally, several factors are considered in evaluating the potential to realize our deferred tax assets, including the remaining years available for carryforward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies.

Our judgments and estimates concerning uncertain tax positions may change as a result of the evaluation of new information, such as the outcome of tax audits or changes to or further interpretations of tax laws and regulations. Our judgments and estimates concerning the potential to realize deferred tax assets could change if any of the evaluation factors change. If such changes take place, there is a risk that our effective tax rate could increase or decrease in any period, impacting our net earnings.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note 2 to our audited consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Fluctuations

We are exposed to commodity price fluctuations, including for organic milk, organic and non-GMO soybeans, almonds, butterfat, and other commodities used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, and resin. To secure adequate supplies of materials and bring greater stability to the cost of raw material and inputs and their related manufacturing, packaging, and distribution we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of raw materials and inputs at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases.

We periodically utilize commodity forward purchase contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Interest Rate Fluctuations

In connection with our initial public offering, we incurred approximately $885 million in new variable rate borrowings under our $1.35 billion senior secured credit facilities and subsequently used $86 million in proceeds from our initial public offering to repay a portion of the revolving credit facility. Borrowings under the senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum. We are subject to market risk with respect to changes in LIBOR.

Additionally, in connection with our initial public offering, Dean Foods novated to us certain of its interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017. We follow mark-to-market accounting for these agreements and record the fair value of these outstanding contracts on the balance sheet at the end of each reporting period. These swap agreements have fixed interest rates between 2.75% and 3.19%. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of the interest rate swaps.

A majority of our debt obligations are hedged at fixed rates and the remaining debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% movement in interest rates. For the year ended December 31, 2012, the impact to net income of a 10% change in interest rates is estimated to be approximately $0.2 million.

Foreign Currency Fluctuations

Our international operations represented approximately 25% and 16% of our long-lived assets and net sales, respectively, as of and for the year ended December 31, 2012. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements for 2012 are included in this report on the following pages.

The WhiteWave Foods Company

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,373	$96,987
Trade receivables, net of allowance of $1,171 and $1,233	105,592	101,991
Related party receivables	17,912	11,082
Inventories	146,647	127,415
Deferred income taxes	21,044	10,621
Prepaid expenses and other current assets	22,253	21,776
Assets held for sale	—	3,897

Total current assets	382,821	373,769
Property, plant, and equipment, net	624,642	587,259
Identifiable intangible and other assets, net	394,962	385,321
Goodwill	765,586	762,336

Total Assets	$2,168,011	$2,108,685

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$295,864	$235,047
Current portion of debt	15,000	—
Income taxes payable	11,678	1,366
Liabilities of disposal groups held for sale	—	837

Total current liabilities	322,542	237,250
Long-term debt	765,550	456,171
Deferred income taxes	218,285	254,306
Other long-term liabilities	76,678	20,272
Commitments and Contingencies (Note 14)
Parent company equity:
Dean Foods’ net investment	—	1,172,254
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at December 31, 2012; no shares authorized, issued, and outstanding at December 31, 2011	—	—
Class A common stock, $0.01 par value; 1,700,000,000 shares authorized, 23,000,000 issued and outstanding at December 31, 2012; no shares authorized, issued, and outstanding at December 31, 2011	230	—
Class B common stock, $0.01 par value; 175,000,000 shares authorized, 150,000,000 shares issued and outstanding at December 31, 2012; no shares authorized, issued, and outstanding at December 31, 2011	1,500	—
Additional paid-in capital	792,828	—
Retained earnings	18,086	—
Accumulated other comprehensive loss	(27,688)	(36,335)

Equity attributable to The WhiteWave Foods Company	784,956	1,135,919
Non-controlling interest	—	4,767

Total equity	784,956	1,140,686

Total Liabilities and Equity	$2,168,011	$2,108,685

See notes to consolidated financial statements.

The WhiteWave Foods Company

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Net sales	$2,175,374	$1,916,830	$1,713,390
Net sales to related parties	109,513	108,921	107,923
Related party fees	4,551	—	—

Total net sales	2,289,438	2,025,751	1,821,313
Cost of sales	1,485,494	1,341,310	1,210,816

Gross profit	803,944	684,441	610,497
Related party license income	36,034	42,680	39,378
Operating costs and expenses:
Selling and distribution	492,130	414,724	384,512
General and administrative	167,595	136,703	139,888

Total operating costs and expenses	659,725	551,427	524,400

Operating income	180,253	175,694	125,475
Other expense:
Interest expense	9,924	9,149	10,583
Other expense, net	957	122	377

Total other expense	10,881	9,271	10,960

Income from continuing operations before income taxes	169,372	166,423	114,515
Income tax expense	56,858	52,089	33,159

Income from continuing operations	112,514	114,334	81,356
Gain on sale of discontinued operations, net of tax	403	3,616	5,693
Income (loss) from discontinued operations, net of tax	2,056	(27,105)	(16,686)

Net income	114,973	90,845	70,363
Net (income) loss attributable to non-controlling interest	(1,279)	16,550	8,735

Net income attributable to The WhiteWave Foods Company	$113,694	$107,395	$79,098

Average common shares:
Basic	153,770,492	150,000,000	150,000,000
Diluted	153,770,497	150,000,000	150,000,000
Basic earnings (loss) per common share:
Income from continuing operations attributable to The WhiteWave Foods Company	$0.73	$0.76	$0.54
Net discontinued operations	0.01	(0.04)	(0.01)
Net income attributable to The WhiteWave Foods Company	$0.74	$0.72	$0.53
Diluted earnings (loss) per common share:
Income from continuing operations attributable to The WhiteWave Foods Company	$0.73	$0.76	$0.54
Net discontinued operations	0.01	(0.04)	(0.01)
Net income attributable to The WhiteWave Foods Company	$0.74	$0.72	$0.53

See notes to consolidated financial statements.

The WhiteWave Foods Company

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$114,973	$90,845	$70,363
Other comprehensive income (loss), net of tax
Net change in minimum pension liability	(999)	(140)	(834)
Foreign currency translation adjustment	10,199	(11,786)	(21,205)
Change in fair value of derivative instruments	(553)	259	—

Other comprehensive income (loss), net of tax	8,647	(11,667)	(22,039)

Comprehensive income	123,620	79,178	48,324
Comprehensive (income) loss attributable to non-controlling interest	(1,279)	16,550	8,735

Comprehensive income attributable to The WhiteWave Foods Company	$122,341	$95,728	$57,059

See notes to consolidated financial statements.

The WhiteWave Foods Company

Consolidated Statements of Equity

	Common Stock - Class A	Common Stock - Class B	Additional Paid-In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2009	$—	$—	$—	$—	$1,141,224	$ (2,629)	$ 15,306	$1,153,901
Net income attributable to The WhiteWave Foods Company	—	—	—	—	79,098	—	—	79,098
Change in Dean Foods’ net investment	—	—	—	—	(92,542)	—	—	(92,542)
Share-based compensation funded by Dean Foods	—	—	—	—	6,788	—	—	6,788
Capital contribution from non-controlling interest	—	—	—	—	—	—	7,992	7,992
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(8,735)	(8,735)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $361	—	—	—	—	—	(834)	—	(834)
Foreign currency translation adjustment	—	—	—	—	—	(21,205)	—	(21,205)

Balance at December 31, 2010	$—	$—	$—	$—	$1,134,568	$(24,668)	$14,563	$1,124,463
Net income attributable to The WhiteWave Foods Company	—	—	—	—	107,395	—	—	107,395
Change in Dean Foods’ net investment	—	—	—	—	(75,955)	—	—	(75,955)
Share-based compensation funded by Dean Foods	—	—	—	—	6,246	—	—	6,246
Capital contribution from non-controlling interest	—	—	—	—	—	—	6,754	6,754
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(16,550)	(16,550)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $87	—	—	—	—	—	(140)	—	(140)
Foreign currency translation adjustment	—	—	—	—	—	(11,786)	—	(11,786)
Change in fair value of derivative instruments, net of tax of $134	—	—	—	—	—	259	—	259

Balance at December 31, 2011	$—	$—	$—	$—	$1,172,254	$(36,335)	$4,767	$1,140,686
Net Income attributable to The WhiteWave Foods Company — January 1, 2012 through October 31, 2012	—	—	—	—	95,608	—	—	95,608
Net Income attributable to The WhiteWave Foods Company — November 1, 2012 through December 31, 2012	—	—	—	18,086	—	—	—	18,086
Change in Dean Foods’ net investment	—	—	—	—	(850,373)	—	—	(850,373)
Share-based compensation funded by Dean Foods	—	—	—	—	7,473	—	—	7,473
Issuance of common stock in connection with the initial public offering, net of offering costs	230	—	367,310	—	—	—	—	367,540
Conversion of Dean Foods’ net investment into common stock	—	1,500	423,462	—	(424,962)	—	—	—
Share-based compensation post-initial public offering	—	—	2,056	—	—	—	—	2,056
Capital contribution from non-controlling interest	—	—	—	—	—	—	1,932	1,932
Net income attributable to non-controlling interest	—	—	—	—	—	—	1,279	1,279
Distribution to non-controlling interest due to wind-down of joint venture	—	—	—	—	—	—	(7,978)	(7,978)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $506	—	—	—	—	—	(999)	—	(999)
Foreign currency translation adjustment	—	—	—	—	—	10,199	—	10,199
Change in fair value of derivative instruments, net of tax benefit of $286	—	—	—	—	—	(553)	—	(553)

Balance at December 31, 2012	$230	$1,500	$792,828	$18,086	$—	$(27,688)	$—	$784,956

See notes to consolidated financial statements.

The WhiteWave Foods Company

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,973	$90,845	$70,363
(Income) loss from discontinued operations	(2,056)	27,105	16,686
Gain on sale of discontinued operations, net	(403)	(3,616)	(5,693)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,354	67,990	65,765
Share-based compensation expense	9,529	6,246	6,788
Amortization of debt issuance costs	1,030	2,513	2,513
Loss on disposals and other, net	8,617	2,361	2,456
Deferred income taxes	(822)	31,020	3,494
Other	4,282	1,618	(82)
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Trade receivables, net	(2,419)	(9,650)	(4,138)
Related party receivables	(6,827)	(444)	1,888
Inventories	(18,509)	(18,488)	5,797
Prepaid expenses and other assets	1,017	(4,030)	1,824
Accounts payable and accrued expenses	46,039	27,542	9,876
Income taxes payable	10,287	495	64

Net cash provided by operating activities — continuing operations	239,092	221,507	177,601
Net cash provided by operating activities — discontinued operations	(2,571)	19,054	3,726

Net cash provided by operating activities	236,521	240,561	181,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	(102,931)	(126,755)	(50,707)
Proceeds from recoveries	3,356	—	—
Proceeds from sale of fixed assets	1,490	710	1,006

Net cash used in investing activities — continuing operations	(98,085)	(126,045)	(49,701)
Net cash provided by/(used in) investing activities — discontinued operations	5,900	(217)	23,309

Net cash used in investing activities	(92,185)	(126,262)	(26,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	367,540	—	—
Proceeds from the issuance of Term A-1 and Term A-2 facilities	500,000	—	—
Payment of deferred financing costs	(12,403)	—	—
Repayment of intercompany notes to Dean Foods	(1,155,000)	—	—
Distributions to Dean Foods, net	(130,844)	(109,667)	(114,344)
Payments of capital lease obligations	—	(100)	—
Proceeds from revolving credit facility	519,200	—	—
Payments for revolving credit facility	(238,650)	—	—
Proceeds from receivables-backed facility	150,735	319,671	142,690
Payments for receivables-backed facility	(166,650)	(303,756)	(142,690)
Capital contribution from (distribution to) non-controlling interest	(6,046)	6,754	7,992

Net cash used in financing activities — continuing operations	(172,118)	(87,098)	(106,352)
Net cash provided by/(used in) financing activities — discontinued operations	(269)	(498)	—

Net cash used in financing activities	(172,387)	(87,596)	(106,352)
Effect of exchange rate changes on cash and cash equivalents	437	(3,528)	(1,237)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,614)	23,175	47,346
Cash and cash equivalents, beginning of period	96,987	73,812	26,466

Cash and cash equivalents, end of period	$69,373	$96,987	$73,812

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and financing charges, net of capitalized interest	15,217	15,478	13,307
Cash paid for taxes	45,302	27,420	27,814
Non-cash activity — settlement of allocated portion of Dean Foods’ debt	440,255	—	—
Non-cash activity — contribution by Dean Foods in exchange for Class B common stock	424,962	—	—
Non-cash activity — novation of Dean Foods’ interest rate swap liabilities	68,858	—	—
Non-cash activity — issuance of intercompany notes to Dean Foods	1,155,000	—	—

See notes to consolidated financial statements.

The WhiteWave Foods Company

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011, and 2010

Unless otherwise indicated, references in this report to “we”, “us”, “our”, “WhiteWave”, or the “Company” refer to The WhiteWave Foods Company’s operations, taken as a whole.

1. Business and Basis of Presentation

Business

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

Formation of the Company and Initial Public Offering

WWF Operating Company (“WWF Opco”) was a wholly-owned subsidiary of Dean Foods Company (“Dean Foods”). Prior to completion of our initial public offering, WWF Opco held substantially all of the historical assets and liabilities related to the business that we acquired pursuant to the transactions described below.

The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Opco. The Company had nominal assets and no liabilities, and conducted no operations prior to the completion of our initial public offering.

In connection with the our initial public offering, we filed a prospectus pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on October 26, 2012 (the “Prospectus”). The Prospectus describes the details of our initial public offering and the separation of our business from Dean Foods’ other businesses.

The following transactions occurred in connection with our initial public offering and the separation of our business from Dean Foods’ other businesses:

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

•

On October 15, 2012, we amended and restated our certificate of incorporation and by-laws, increased the total number of authorized shares of our capital stock to 2,045,000,000 shares, and created two classes of common stock that have the same economic rights, including with respect to dividends and distributions. Class A common stock is entitled to one vote per share, and Class B common stock is entitled to ten votes per share with respect to all matters submitted to a vote of our stockholders, subject, in the case of the Class B common stock, to reduction in accordance with terms of the amended and restated certificate of incorporation. The common stock held by Dean Foods prior to our initial public offering was reclassified into Class B common stock. Each share of Class B common stock is convertible into one share of Class A common stock at any time at Dean Foods’ election and automatically in certain circumstances. Our capital stock includes 170,000,000 authorized shares of preferred stock.

•

On October 31, 2012, we completed our initial public offering and sold 23,000,000 shares of Class A common stock at a price of $17.00 per share. Prior to completion of our initial public offering, Dean Foods contributed the capital stock of WWF Opco to us in exchange for 150,000,000 shares of our Class B common stock.

•

On October 31, 2012, the Company incurred approximately $885 million in new indebtedness under its senior secured credit facilities and contributed substantially all of the net proceeds to WWF Opco. We also contributed $282 million of the net proceeds from our initial public offering to WWF Opco, which used those proceeds, together with substantially all of the net proceeds under the Credit Agreement, to repay then-outstanding obligations under intercompany notes owed to Dean Foods, as described above.

•

On November 1, 2012, the remaining net proceeds from our initial public offering were used to repay a portion of the indebtedness then outstanding under the revolving portion of our senior secured credit facilities.

•

In connection with our initial public offering, Dean Foods novated to us certain of its interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017. These swap agreements have fixed interest rates between 2.75% and 3.19%. See Note 10 “Derivative Financial Instruments.”

Basis of presentation

The contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the consolidated financial position and results of operations of WhiteWave and WWF Opco for all periods presented.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included.

For periods prior to the completion of our initial public offering on October 31, 2012, our consolidated financial statements have been prepared on a stand-alone basis and derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company during the periods presented.

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations included costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering (which includes $17.5 million of transaction costs related to our initial public offering), and $32.7 million and $36.2 million in the years ended December 31, 2011, and 2010, respectively. These cost allocations are primarily reflected within general and administrative expenses in our consolidated statements of operations as well as classified as “Corporate and other” in Note 15 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide many of these services on a transitional basis for a fee.

Upon completion of our initial public offering, we assumed responsibility for the costs of these functions. The allocations may not reflect the expense we would have incurred as a stand-alone public company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

Prior to completion of our initial public offering, total equity represented Dean Foods’ interest in our recorded net assets. Dean Foods’ net investment balance represented the cumulative net investment by Dean Foods in us through October 31, 2012, including any prior net income or loss or other comprehensive income or loss attributed to us and contributions received from or distributions made to Dean Foods. Certain transactions between us and other related parties that are wholly-owned subsidiaries of Dean Foods, including allocated expenses and settlement of intercompany transactions, were also included in Dean Foods’ net investment.

Total equity in our consolidated balance sheets includes payables due to affiliates of Dean Foods of $nil and $406.8 million as of December 31, 2012 and 2011, respectively.

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense, and debt issuance costs was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See Note 9 “Debt and Allocated Portion of Dean Foods’ Debt.”

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of our wholly-owned subsidiaries, as well as those of our 50%-owned joint venture with Hero Group (“Hero”). As we are the primary beneficiary of the joint venture’s variable interests, the financial position and results of operations for the joint venture are consolidated for financial reporting purposes. The resulting non-controlling interest’s share in the equity of the joint venture is presented as a separate component of equity in the consolidated balance sheets and consolidated statements of equity. The net income (loss) attributable to the non-controlling interest is presented in the consolidated statements of operations and the comprehensive income (loss) attributable to the non-controlling interest is presented in the consolidated statements of comprehensive income. See Note 3 “Discontinued Operations and Divestitures.”

All intercompany transactions and balances have been eliminated in consolidation. All transactions and balances between us and other wholly-owned subsidiaries of Dean Foods are reported in the consolidated financial statements. All sales and financing transactions with Dean Foods and its subsidiaries are considered to be settled for cash in the consolidated statement of cash flows at the time the transaction is recorded for periods prior to completion of our initial public offering.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

As of December 31, 2012 and 2011, cash is comprised of cash held in bank accounts. We consider temporary investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Our products are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, direct labor, indirect production, and overhead costs. Reserves for obsolete or excess inventory are not material.

Property, Plant, and Equipment

Property, plant, and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Asset	Useful life
Buildings	15 to 40 years
Machinery and equipment	3 to 20 years
Computer software	3 to 8 years
Leasehold improvements	Over the shorter of the term of the applicable lease agreement or useful life

Goodwill and Intangible Assets

Our goodwill and identifiable intangible assets have resulted from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

A trademark is determined to have an indefinite life if it has a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives. Determining the expected life of a trademark is based on a number of factors including the competitive environment, trademark history, and anticipated future trademark support.

Identifiable intangible assets, other than indefinite-lived trademarks, are typically amortized over the following range of estimated useful lives:

Asset	Useful life
Customer lists and relationships	3 to 15 years
Finite-lived trademarks	5 to 15 years

Impairment

In accordance with accounting standards related to goodwill and other intangibles assets, we do not amortize goodwill and other intangible assets determined to have indefinite useful lives. Instead, we conduct impairment tests on our goodwill and indefinite-lived trademarks annually in the fourth quarter and on an interim basis when circumstances indicate that the carrying value may not be recoverable. To determine whether impairment exists, we primarily utilize a discounted future cash flow analysis.

In evaluating goodwill for impairment, we are permitted under the accounting guidance to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

A qualitative assessment of goodwill was performed during 2012. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each of our reporting units. Based on the results of our assessment, we determined that it was not more likely than not that any of our reporting units had a carrying value in excess of its fair value. Accordingly, no further goodwill testing was completed. We did not recognize any impairment charges related to goodwill during 2012, 2011, or 2010.

Long-lived assets, including property, plant, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any goodwill impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment of long-lived assets identified in 2012, 2011, or 2010.

Assets Held For Sale

We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The carrying value of the net assets of the business held for sale are then recorded at the fair market value, less costs to sell. As of December 31, 2012 and 2011, $nil and $3.9 million, respectively, of assets held for sale related to the wind-down of our joint venture with Hero are presented within the consolidated balance sheets and no longer depreciated. See Note 3 “Discontinued Operations and Divestitures.”

Employee Benefit Plans

We participate in Dean Foods’ consolidated defined contribution plan (including various employee savings and profit sharing plans) and contribute to a multiemployer pension plan on behalf of our employees. We also have four separate, stand-alone defined benefit pension plans as a result of the acquisition of Alpro on July 2, 2009, and we contribute to a multiemployer pension plan on behalf of certain of our employees.

We recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability on our consolidated balance sheets and recognize changes in the funded status in the year in which changes occur, through accumulated other comprehensive income (loss). The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive income (loss). Plan assets and obligations are measured as of December 31 of each year. See Note 13 “Employee Retirement and Profit Sharing Plans.”

Share-Based Compensation

Certain of our employees participate in two Dean Foods employee equity award plans that are settled in Dean Foods’ common stock. These plans, which are the 1997 Stock Option and Restricted Stock Plan and the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”), provide for grants of stock options, restricted stock units (“RSUs”), and other stock-based awards to employees, officers, and directors. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. The remaining shares available for grant under the historical plans are granted pursuant to the terms and conditions of the 2007 Plan.

Share-based compensation expense is recognized for Dean Foods’ equity awards granted to our employees over the vesting period based on their grant date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The fair value of RSUs is equal to the closing price of Dean Foods’ common stock on the date of the grant. Compensation expense is recognized only for equity awards expected to vest. Dean Foods estimates forfeitures at the date of grant based on its historical experience and future expectations.

On August 7, 2012, the Dean Foods Compensation Committee, the Dean Foods board of directors, and our board of directors approved the terms of our 2012 Stock Incentive Plan (the “2012 SIP”). In connection with our initial public offering, 20 million shares of our Class A common stock were reserved for issuance under the 2012 SIP upon the exercise of future stock options, restricted stock units, or restricted stock that will be issued under our employee benefit plans. The purpose of the plan is to attract and retain non-employee directors, consultants, executive personnel, and other key employees of outstanding ability to motivate them by means of performance related incentives and to enable them to participate in our growth and financial success. Eligibility to participate in the 2012 SIP is limited to our employees (including officers and directors who are employees), non-employee directors, and consultants, and employees, non-employee directors, and consultants of our subsidiaries.

Pursuant to the SIP and in connection with our initial public offering, the Company granted equity to certain of our executive officers and employees (the “IPO Grants”). Share-based compensation expense is recognized over the vesting period based on their grant date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The fair value of RSUs is equal to the closing price of our common stock on the date of the grant. Compensation expense is recognized only for equity awards expected to vest. Share-based compensation expense is primarily included within general and administrative expenses. See Note 11 “Share-Based Compensation.”

Effective upon and subject to any transaction, including a spin-off, or other event or occurrence pursuant to which we cease to be a majority-owned subsidiary of Dean Foods (a “Separation Transaction”), the employee matters agreement between us and Dean Foods provides that our workforce will commence participation in share-based compensation plans established and sponsored by us, which will generally provide substantially comparable benefits to those benefits provided to these employees before such Separation Transaction.

Revenue Recognition, Sales Incentives and Trade Accounts Receivable

Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer, and there is a reasonable assurance of collection of the sales proceeds. Sales are recorded net of allowances for returns, trade promotions, and other discounts. We routinely offer sales incentives and discounts through various regional and national programs to our customers and to consumers. These programs include rebates, shelf-price reductions, in-store display incentives, coupons, and other trade promotional activities. These programs, as well as amounts paid to customers for shelf-space in retail stores, are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs, which are recorded as a reduction in our trade accounts receivable balance. Differences between estimated and actual incentive costs are normally not material and are recognized in earnings in the period such differences are determined.

We generally provide credit terms to customers of net 10 days, from invoice date. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience. Estimated product returns historically have not been material.

Related Party Sales and Fees

Sales to other wholly-owned subsidiaries of Dean Foods of raw materials and the finished products that we manufacture have been reflected as related party sales in our consolidated statements of operations.

In connection with our initial public offering, we entered into an agreement with Morningstar Foods, LLC (“Morningstar”), pursuant to which it transfers back to us responsibility for its sales and associated costs of certain WhiteWave products. Morningstar remits to us the cash representing the net profit collected from these product sales until such time as the sales are transitioned to us. The net effect of the agreement is reflected as related party fees in our consolidated statements of operations. See Note 16 “Related Party Transactions.”

Advertising Expense

We market our products through advertising and other promotional activities, including media and agency. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented to the public. Advertising expense totaled $172.6 million, $138.9 million, and $142.7 million in 2012, 2011, and 2010, respectively. Prepaid advertising was $1.3 million and $1.7 million as of December 31, 2012 and 2011, respectively.

Shipping and Handling Fees

Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. In cost of sales, we include inventory warehouse costs and product loading and handling costs at Company-owned facilities. Costs associated with shipping products to customers through third-party carriers and third-party inventory warehouse costs are included in selling and distribution expense. Shipping and handling costs totaled $214.1 million, $171.9 million, and $143.3 million in 2012, 2011, and 2010, respectively.

Insurance Accruals

We participate in Dean Foods’ various insurance programs, which consist of selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, Dean Foods is self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors including claims history and expected trends. These loss development factors are developed by Dean Foods in consultation with external insurance brokers and actuaries.

At December 31, 2012 and 2011, we recorded accrued liabilities related to these retained risks based on specific claims filed by our employees in the amounts of $1.9 million and $3.0 million, respectively, including both current and long-term liabilities.

Effective upon and subject to any Separation Transaction, the employee matters agreement between us and Dean Foods provides that our workforce will commence participation in insurance programs established and sponsored by us, which will generally provide substantially comparable benefits to those benefits provided to these employees before such Separation Transaction.

Research and Development

Our research and development activities primarily consist of generating and testing new product concepts, new flavors, and packaging. Our total research and development expense was $12.3 million, $11.1 million, and $15.4 million for 2012, 2011, and 2010, respectively. Research and development costs are included in general and administrative expenses in our consolidated statements of operations.

Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated to U.S. Dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. Dollars at period-end exchange rates. Income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses. Our transaction gains and losses are reflected in general and administrative expense in our consolidated statements of operations. The cumulative translation adjustment in accumulated other comprehensive income (loss) reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

Income Taxes

Income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. However, as a result of being included in the Dean Foods’ U.S. consolidated federal income tax return and Dean Foods’ payment of domestic taxes, U.S. federal and state current income taxes for periods prior to the completion of our initial public offering on October 31, 2012, are included in Dean Foods’ net investment in the Company’s consolidated balance sheets. Foreign income tax liabilities are paid by the Company and therefore are presented separately. All of our wholly-owned U.S. operating subsidiaries, as well as our proportional share of the operations of our consolidated joint venture, are included in the preparation of our U.S. federal consolidated tax calculation. Our foreign subsidiaries are required to file local jurisdiction income tax returns with respect to their operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2012, no provision had been made for U.S. federal or state income tax on approximately $96.7 million of accumulated foreign earnings, as they are considered to be indefinitely reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

Deferred income taxes arise from temporary differences between amounts recorded in the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.

We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recognized as a component of operating income.

Recent Accounting Pronouncements

In May 2011, in an effort to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard expands existing disclosure requirements for fair value measurements and makes certain other amendments, including a requirement to categorize, by level in the fair value hierarchy, items that are required to be disclosed, but not measured, at fair value. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied prospectively. We adopted this standard as of January 1, 2012 and its adoption did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an Accounting Standards Update related to “Presentation of Comprehensive Income.” This standard revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the previously accepted presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and requires retrospective application for all periods presented in the financial statements. In December 2011, the FASB indefinitely deferred the portion of this standard that requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We adopted this standard as of January 1, 2012.

In September 2011, the FASB issued an Accounting Standards Update related to “Testing Goodwill for Impairment.” The new guidance permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Unless an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, and early adoption is permitted. We adopted this standard as of January 1, 2012 and its adoption did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued an Accounting Standards Update related to “Compensation Retirement Benefits — Multiemployer Plans.” This standard requires new quantitative and qualitative disclosures for multiemployer pension and other postretirement benefit plans. The objective of the amended disclosure requirements is to provide users with more detailed information about the plans in which we participate. We adopted this standard as of January 1, 2012. See Note 13 “Employee Retirement and Profit Sharing Plans.”

In July 2012, the FASB issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. We are currently evaluating the impact this standard will have on our annual indefinite-lived asset impairment testing process.

3. Discontinued Operations and Divestitures

Divestitures

Hero Joint Venture’s Discontinued Operations

In the second quarter of 2011, we began evaluating strategic alternatives related to our joint venture with Hero. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the value of the joint venture’s long-lived assets to fair value less costs to sell as of September 30, 2011. At the end of 2012, the Hero joint venture wind down was completed. Our Hero operations have been classified as discontinued operations in our consolidated financial statements for the years ended December 31, 2012, 2011, and 2010. The following is a summary of the operating results of our discontinued operations:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Operations:
Net sales	$—	$8,614	$12,873
Income (loss) before income taxes	2,559	(33,100)	(17,470)
Income tax (expense) benefit	(503)	5,995	3,168
Net income (loss)	2,056	(27,105)	(14,302)
Net income (loss) attributable to non-controlling interest	1,279	(16,550)	(8,735)

During 2012 and 2011, Hero made cash contributions to the joint venture of $1.9 and $6.8 million, respectively. As part of the joint venture wind down in 2012, we made distributions of $8.0 million to Hero.

The following is a summary of the joint venture’s assets and liabilities held for sale:

	December 31,
	2012	2011
	(In thousands)
Assets:
Current assets	$—	$3,504
Property, plant, and equipment, net	—	393

Assets held for sale	$—	$3,897

Liabilities:
Accounts payable and accrued expenses	$—	$568
Other liabilities	—	269

Liabilities of disposal groups held for sale	$—	$837

Other Discontinued Operations

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk, and related dairy products primarily in the United Kingdom. We completed the sale of our Rachel’s business on August 4, 2010 and recognized a gain of $5.7 million, net of tax.

Our Rachel’s operations have been classified as discontinued operations in our consolidated financial statements for the year ended December 31, 2010.

In September 2011, we recorded an additional gain of $3.6 million on the sale of Rachel’s as a result of working capital cash settlement, and in 2012, we recorded tax expense of $0.2 million related to the gain on sale of Rachel’s. These have been recorded in gain on sale of discontinued operations, net of tax, in our consolidated statements of operations. The following is a summary of Rachel’s operating results included in discontinued operations:

Year ended December 31,
2010
(In thousands)
Operations:
Net sales	$26,319
Loss before income taxes	(3,783)
Income tax benefit	1,399
Net loss	(2,384)

In relation to other prior discontinued operations, we recorded a tax benefit in 2012 of $0.6 million due to the release of a liability for an uncertain tax position. This has been recorded in gain on sale of discontinued operations in our consolidated statements of operations.

4. Inventories

Inventories, net of reserves of $3.3 million and $2.3 million at December 31, 2012 and 2011, respectively, consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Raw materials and supplies	$71,548	$66,699
Finished goods	75,099	60,716

Total	$146,647	$127,415

5. Property, Plant, and Equipment

	December 31,
	2012	2011
	(In thousands)
Land	$49,334	$47,531
Buildings	285,190	259,072
Leasehold improvements	9,355	9,355
Machinery and equipment	644,575	542,687
Construction in progress	29,472	54,976

	1,017,926	913,621
Less accumulated depreciation	(393,284)	(326,362)

Total	$624,642	$587,259

Depreciation expense amounted to $71.8 million, $65.4 million, and $63.2 million in 2012, 2011, and 2010, respectively.

For 2012 and 2011, we capitalized $0.5 million and $0.2 million in interest related to Dean Foods’ borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset. Other non-cash additions for accrued property, plant, and equipment were $nil and $0.6 million in 2012 and 2011.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	North America	Europe	Total
	(In thousands)
Balance at December 31, 2010	$600,316	$165,675	$765,991
Foreign currency translation	—	(3,655)	(3,655)

Balance at December 31, 2011	$600,316	$162,020	$762,336
Foreign currency translation	—	3,250	3,250

Balance at December 31, 2012	$600,316	$165,270	$765,586

There are no accumulated goodwill impairment charges related to goodwill during 2012, 2011, or 2010.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012			2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$350,725	$—	$350,725	$349,041	$—	$349,041
Intangible assets with finite lives:
Customer-related and other	37,644	(14,714)	22,930	36,593	(12,061)	24,532
Trademarks	968	(962)	6	968	(960)	8

Total	$389,337	$(15,676)	$373,661	$386,602	$(13,021)	$373,581

(1)	The increase in the carrying amount of intangible assets with indefinite lives is the result of foreign currency translation adjustments.

Amortization expense on intangible assets for the years ended December 31, 2012, 2011, and 2010 was $2.5 million, $2.6 million, and $2.6 million, respectively. Estimated intangible asset amortization expense is $2.6 million for 2013 through 2014 and $2.5 million for 2015 through 2017.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses for the years ended December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Accounts payable	$174,089	$164,251
Payroll and benefits	68,255	37,544
Accrued marketing and advertising	10,241	11,370
Current derivative liability (Note 10)	18,751	—
Other accrued liabilities	24,528	21,882

Total	$295,864	$235,047

8. Income Taxes

Income taxes have been prepared on a separate return basis as if the Company was a stand-alone entity. The Company, however, is included in the Dean Foods’ U.S. consolidated federal income tax return and also files some U.S. state income tax returns on a combined basis with Dean Foods. Our foreign subsidiaries file local income tax returns in the jurisdictions in which they operate.

Income from continuing operations before income taxes is comprised of the following:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$149,417	$138,410	$91,968
Foreign	19,955	28,013	22,547

Income from continuing operations before income taxes	$169,372	$166,423	$114,515

Income tax expense consists of the following components:

	Year Ended December 31
	2012(1)	2011(2)	2010(3)
	(In thousands)
Current income taxes:
Federal	$45,121	$15,737	$20,859
State	8,581	5,411	1,185
Foreign	2,394	430	1,832

Total current income tax expense	56,096	21,578	23,876

Deferred income taxes:
Federal	3,454	28,954	10,545
State	(636)	2,551	(2,709)
Foreign	(2,056)	(994)	1,447

Total deferred income tax expense	762	30,511	9,283

Total income tax expense	$56,858	$52,089	$33,159

(1)	Excludes $0.1 million in income tax expense related to discontinued operations.
(2)	Excludes $5.5 million in income tax benefit related to discontinued operations.
(3)	Excludes $10.2 million in income tax benefit related to discontinued operations.

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in our consolidated statements of operations:

	Year ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense at statutory rate of 35%	$59,280	35.0%	$58,248	35.0%	$40,080	35.0%
State income taxes	6,757	4.0%	5,809	3.5%	3,857	3.4%
Foreign taxes versus U.S. statutory rate	(6,008)	(3.5)%	(7,710)	(4.6)%	(4,272)	(3.7)%
Transaction costs	4,489	2.7%	—	0.0%	—	0.0%
U.S. manufacturing deduction	(3,603)	(2.1)%	(1,082)	(0.7)%	(942)	(0.8)%
Audit settlements and statute of limitation lapses	(1,419)	(0.8)%	(3,413)	(2.1)%	(2,885)	(2.5)%
Deferred tax rate adjustments	(1,942)	(1.1)%	(234)	(0.1)%	(2,902)	(2.5)%
Other	(696)	(0.6)%	471	0.3%	223	0.1%

Total	$56,858	33.6%	$52,089	31.3%	$33,159	29.0%

In the table above, the amounts for audit settlements and statute of limitation lapses and deferred tax rate adjustments include amounts related to state and foreign income taxes.

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31,
	2012(1)	2011(2)
	(In thousands)
Deferred income tax assets:
Derivative instruments	$24,861	$—
Accrued liabilities	6,844	4,754
Share-based compensation	6,578	8,876
Net operating loss carryforwards	5,459	4,804
Inventories	4,140	3,810
Receivables	3,303	3,549
Other	1,574	2,212
Valuation allowances	(524)	(528)

	52,235	27,477

Deferred income tax liabilities:
Intangible assets	(139,062)	(162,294)
Property, plant and equipment	(110,414)	(108,868)

	(249,476)	(271,162)

Net deferred income tax liability	$(197,241)	$(243,685)

(1)	Includes $1.2 million of deferred tax assets related to uncertain tax positions.
(2)	Includes $1.9 million of deferred tax assets related to uncertain tax positions.

The net deferred income tax assets (liabilities) shown above are classified in our consolidated balance sheets as follows:

	December 31,
	2012	2011
	(In thousands)
Current assets	$21,044	$10,621
Noncurrent liabilities	(218,285)	(254,306)

Total	$(197,241)	$(243,685)

At December 31, 2012, we had $5.5 million of tax-effected state and foreign net operating loss carryforwards, some of which are subject to certain limitations and begin to expire in 2013. A valuation allowance of $0.5 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to these state and foreign net operating loss carryforwards will be realized prior to expiration.

The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our consolidated balance sheets:

	2012	2011	2010
	(In thousands)
Balance at January 1	$12,573	$39,862	$44,563
Increases in tax positions for current year	20	772	173
Increases in tax positions for prior years	459	1,086	885
Decreases in tax positions for prior years	(608)	(28,451)	(5,331)
Settlement of tax matters	(834)	(696)	(428)
Lapse of applicable statutes of limitations	(1,177)	—	—

Balance at December 31	$10,433	$12,573	$39,862

The unrecognized tax benefits shown above are classified in our consolidated balance sheets as follows:

	December 31,
	2012	2011
	(In thousands)
Accrued expenses	$360	$943
Other long-term liabilities	10,073	11,630

Total	$10,433	$12,573

Due to the closing of taxing authority examinations, resulting in no changes to tax returns as filed, the majority of the unrecognized tax benefits acquired in the Alpro acquisition in 2009 were recognized by the Company in 2011.

Of the balance of unrecognized tax benefits at December 31, 2012, $4.3 million would impact our effective tax rate, and $4.9 million would be offset by tax benefits associated with potential transfer pricing adjustments, if recognized. The remaining $1.2 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our consolidated statements of operations. Income tax expense for 2012, 2011, and 2010 included interest benefit, net of tax of $0.6 million, $nil, and $0.5 million, respectively. Our liability for uncertain tax positions included accrued interest of $0.3 million and $1.1 million at December 31, 2012 and 2011, respectively.

Dean Foods’ U.S. consolidated income tax returns for 2009 through 2011 are under examination by the Internal Revenue Service and the 2007 tax return is under examination with a limited scope. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state and foreign income tax returns in the process of examination, appeals or settlement.

9. Debt and Allocated Portion of Dean Foods’ Debt

	December 31,
	2012			2011
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Allocated portion of Dean Foods debt:
Senior secured credit facility	$—			$440,255	3.00%

	—			440,255
The WhiteWave Foods Company debt obligations:
Senior secured credit facilities	780,550	2.20	%*	—
Receivables-backed facility	—			15,916	1.31%

	780,550			15,916

	780,550			456,171
Less current portion	(15,000)			—

Total long-term debt	$765,550			$456,171

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, and Term Loan A-2.

The scheduled maturities of long-term debt at December 31, 2012, were as follows (in thousands):

	Total	Term Loan A-1	Term Loan A-2	Revolving Credit Facility
2013	$15,000	$12,500	$2,500	$—
2014	15,000	12,500	2,500	—
2015	21,250	18,750	2,500	—
2016	21,250	18,750	2,500	—
2017	470,550	187,500	2,500	280,550
Thereafter	237,500	—	237,500	—

Total outstanding debt	$780,550	$250,000	$250,000	$280,550

Allocated Portion of Dean Foods’ Debt (Senior Secured Credit Facility)

On July 2, 2009, we were allocated $440.3 million from the Dean Foods senior secured credit facility to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility and totaled $9.9 million, $13.2 million, and $13.0 million in 2012, 2011, and 2010, respectively. Debt issuance costs were allocated in the same proportion as debt and recorded as a non-current asset included in our consolidated balance sheets. Upon completion of our initial public offering, the principal balances associated with this allocated portion of the Dean Foods senior secured credit facility were settled as a contribution to our capital from Dean Foods. Our guarantee of Dean Foods’ senior secured credit facility also terminated upon completion of our initial public offering. See Note 16 “Related Party Transactions — Guarantees.”

Senior Secured Credit Facilities

On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, which consist of a five-year revolving credit facility in a principal amount of $850 million, a five-year $250 million term loan A-1, and a seven-year $250 million term loan A-2. The revolving credit facility makes available up to $75 million of letters of credit and up to $75 million of swing line loans. On October 31, 2012, we incurred approximately $885 million in indebtedness under these facilities and subsequently used the remaining net proceeds from our initial public offering to repay a portion of the revolving credit facility. We have also capitalized $12.4 million of deferred financing fees, which will be amortized over the term of the respective credit or term loan facility. Deferred financing fees are included in identifiable intangible and other assets on our consolidated balance sheet.

The terms of the senior secured credit facilities include the following:

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility and October 31, 2019 for the term loan A-2 facility;

•

required amortization repayment in quarterly installments of the following amounts on the $250 million term loan A-1 facility: $12.5 million in 2013 and 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017 with the balance at maturity, and, in the case of the $250 million term loan A-2 facility, $2.5 million in 2013 through 2019 with the balance at maturity;

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

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. Borrowings under our senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum. As of December 31, 2012, we were in compliance with all debt covenants.

Receivables-Backed Facility

In 2004, we began participating in Dean Foods’ receivables-backed facility. We sold certain of our accounts receivable to a wholly-owned entity that is intended to be bankruptcy-remote. The entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The securitization was treated as borrowing for accounting purposes. We were the beneficiary and obligor for all borrowings and repayments under our portion of the Dean Foods facility. On September 28, 2011, Dean Foods amended the terms of the agreement to extend the liquidity termination date to September 25, 2013, to include the ability to issue letters of credit of up to $300 million under the facility, and to amend certain other terms.

During 2012, we borrowed $150.7 million and subsequently repaid $166.7 million under the facility. In connection with our initial public offering, effective September 1, 2012, we are no longer a participant in the Dean Foods receivables securitization program. Receivables sold by us to the entity on or prior to August 31, 2012 will continue to be collected by Dean Foods; however, any receivables generated by us subsequent to September 1, 2012 will not be sold into the receivables securitization program.

Alpro Revolving Credit Facility

On July 2, 2009, our then newly-acquired Alpro operations entered into a two-year multi-currency revolving credit facility for borrowings in an amount not to exceed €20 million (or its currency equivalent). In December, 2009, we reduced the facility to an amount not to exceed €10 million (or its currency equivalent). On July 8, 2011, we renewed this facility for one year and further reduced the facility to an amount not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. Use of proceeds under the facility is for working capital and other general corporate purposes of Alpro. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. At December 31, 2012 and 2011, there were no outstanding borrowings under this facility. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013.

10. Derivative Financial Instruments

Interest Rates

In connection with our initial public offering, on October 31, 2012, Dean Foods novated to us certain of its interest rate swaps (the “2017 swaps”) with a notional value of $650 million and a maturity date of March 31, 2017. We are now the sole counterparty to the financial institutions under these swap agreements and are directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to their terms. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of the interest rate swaps.

The following table summarizes the terms of the interest rate swap agreements as of December 31, 2012:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000

We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded on our consolidated balance sheet. A summary of these open swap agreements recorded at fair value in our consolidated balance sheet at December 31, 2012 is included in the table below.

Foreign Currency

Our international operations represented approximately 25% and 16% of our long-lived assets and net sales, respectively, as of and for the year ended December 31, 2012. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

During the second quarter of 2012, we repatriated approximately €55.0 million from our foreign operations to Dean Foods. We entered into forward contracts to purchase $71 million to mitigate potential currency fluctuations as we took steps to mobilize these funds. These derivative instruments were not designated as hedging instruments, and changes in fair value of the instruments were recognized immediately in other operating (income) expense in our audited consolidated statements of operations. We recognized a net gain of $0.6 million related to these instruments during the year ended December 31, 2012. These gains were substantially offset by foreign currency losses related to an intercompany note that was repaid as part of the cash repatriation transaction.

As of December 31, 2012 and 2011, derivatives recorded at fair value in our consolidated balance sheets were as follows:

	December 31,
	Derivative assets		Derivative liabilities
	2012	2011	2012	2011
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts — current(1)	$—	$411	$489	$—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts — current(1)	—	—	18,262	—
Interest rate swap contracts — noncurrent(2)	—	—	48,669	—

Total derivatives	$—	$411	$67,420	$—

(1)

Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets.

(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our consolidated balance sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
(Gains)/losses on foreign currency contracts(1)	$(320)	$101	$—

(1)	Recorded in cost of sales in our consolidated statements of operations.

Based on current exchange rates we estimate that $0.5 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income to income within the next 12 months.

Commodities

We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, almonds, butterfat, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. The majority of these contracts are considered normal purchases.

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

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 is as follows:

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Liability — Foreign currency contracts	$489	$—	$489	$—
Liability — Interest rate swap contracts	66,931	—	66,931	—

	Fair value as of December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Asset — Foreign currency contracts	$411	$—	$411	$—
Liability — Interest rate swap contracts	—	—	—	—

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

Due to their near-term maturities, the carrying amounts of trade accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on the Dean Foods senior secured credit facility and our senior secured credit facilities are variable, their fair values approximate their carrying values.

11. Share-Based Compensation

Certain of the Company’s employees participate in share-based compensation plans sponsored by Dean Foods. These plans provide employees with restricted stock units or options to purchase shares of Dean Foods’ common stock. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Dean Foods for stock and options granted specifically to our employees has been reflected in the Company’s consolidated statements of operations. These amounts were based on the awards and terms previously granted to our employees, but may not reflect the equity awards or results that we would have experienced or expect to experience as a stand-alone public company. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering. Prior to completion of our initial public offering, expenses related to the corporate employees of Dean Foods were allocated based on the Company’s percentage of Dean Foods’ total sales and totaled $4.3 million, $2.9 million, and $2.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

For the Dean Foods plans, the share and unit data presented in the tables below only reflect the costs that were directly attributable to the Company’s employees and none of the allocated expenses of Dean Foods’ corporate employees.

Dean Foods Stock Options

Under the terms of the stock option plans, the Company’s employees may be granted options to purchase Dean Foods’ common stock at a price equal to the market price on the date the option is granted. In general, Dean Foods’ employee options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. All unvested options vest immediately upon a change of control and in the following additional circumstances: (i) an employee with 10 years of service retires after reaching the age of 55, (ii) an employee retires after reaching the age of 65, and (iii) in certain cases upon death or qualified disability.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The expense totaled $1.2 million, $1.7 million, and $2.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2012	2011	2010
Expected volatility	44%	41%	34%
Expected dividend yield	0%	0%	0%
Expected option term	5 years	5 years	5 years
Risk-free rate of return	0.62 to 0.89%	1.32 to 2.30%	1.26 to 2.59%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on a consolidation of historical volatility of Dean Foods stock and expectations with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Dean Foods has not historically declared or paid a regular cash dividend on its common stock.

The following table summarizes stock option activity during the year ended December 31, 2012:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2012	2,505,556	$21.06
Granted	295,951	12.07
Forfeited and cancelled(1)	(504,464)	20.29
Exercised	(35,837)	13.04
Transferred(2)	4,584,044	17.62

Options outstanding at December 31, 2012	6,845,250	$18.45	5.90	$13,780,786

Options vested and expected to vest at December 31, 2012	6,781,587	18.52	5.87	13,469,086
Options exercisable at December 31, 2011	1,932,462	23.16	5.05	53,019
Options exercisable at December 31, 2012	4,637,867	$21.68	4.57	$3,133,148

(1)	Pursuant to the terms of Dean Foods’ stock option plans, options that are cancelled or forfeited may be available for future grants.
(2)	Transferred options are attributable to employees that transferred to or from other Dean Foods’ divisions.

The following table summarizes information about options outstanding and exercisable at December 31, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted- average exercise price
$7.44 to 10.35	1,107,200	8.04	$10.32	407,803	$10.30
10.63 to 13.70	1,369,015	9.09	12.07	7,298	12.11
14.25 to 14.56	435,416	6.97	14.55	289,817	14.55
15.99 to 18.31	757,998	1.66	18.05	757,328	18.05
18.84 to 19.98	53,173	2.91	19.55	53,173	19.55
20.07	868,270	6.12	20.07	868,270	20.07
20.19 to 25.37	927,204	4.88	24.92	927,204	24.92
25.39 to 25.69	694,240	3.05	25.64	694,240	25.64
25.81 to 30.12	554,963	4.12	29.90	554,963	29.90
30.64 to 31.74	77,771	4.18	$30.69	77,771	$30.69

The following table summarizes additional information regarding stock option activity for our direct participants in the Dean Foods plan:

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Weighted-average grant date fair value per share of options granted	$4.72	$4.04	$4.51
Intrinsic value of options exercised	105	13	204
Fair value of shares vested	3,651	3,433	5,118
Tax benefit related to stock option expense	460	646	1,071

During the year ended December 31, 2012, Deans Foods received $0.5 million of cash from stock option exercises by our direct participants in the Dean Foods incentive compensation plans.

At December 31, 2012, there was $1.5 million of total unrecognized stock option expense, all of which is related to non-vested awards of the Company’s employees who participated in the Dean Foods incentive compensation plans. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.9 years.

WhiteWave Stock Options

Under the terms of the 2012 SIP, our employees may be granted options to purchase our common stock at a price equal to the market price on the date the option is granted. Our employee options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The expense totaled $0.6 million for the year ended December 31, 2012. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

Year ended December 31, 2012
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.05%

Since the Company’s common stock had not yet been publicly traded at the grant date, the expected term was determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the average implied yield available on five-year and seven-year U.S. Treasury issues. We have not paid, and do not anticipate paying, a cash dividend on our common stock.

The following table summarizes stock option activity during the year ended December 31, 2012:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2012	—	$—
Granted	2,445,327	16.98
Forfeited and cancelled(1)	—	—
Exercised	—	—

Options outstanding at December 31, 2012	2,445,327	$16.98	9.82	$10,605

Options vested and expected to vest at December 31, 2012	2,314,343	16.98	9.82	10,007
Options exercisable at December 31, 2012	—	$—	—	$—

(1)	Pursuant to the terms of the SIP, options that are cancelled or forfeited may be available for future grants.

The following table summarizes information about options outstanding at December 31, 2012. There were no exercisable options at December 31, 2012:

	Options outstanding
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price
$15.17 to $17.00	2,445,327	9.82	16.98

The tax benefit related to stock option expense for the year ended December 31, 2012 was $0.2 million. At December 31, 2012, there was $11.4 million of total unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.

Dean Foods RSUs

RSUs are issued to certain senior employees as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees generally vest ratably over three years. All unvested RSUs vest immediately upon a change in control, and in the following additional circumstances: (i) an employee with 10 years of service retires after reaching the age of 55, (ii) an employee retires after reaching the age of 65, and (iii) in certain cases upon death or qualified disability.

The following table summarizes RSU activity during the year ended December 31, 2012:

RSUs outstanding January 1, 2012	431,608
RSUs issued	207,756
RSUs cancelled or forfeited(1)	(48,777)
Shares issued upon vesting of RSUs	(214,626)
RSUs transferred(2)	410,749

RSUs outstanding at December 31, 2012	786,710

Weighted average grant date fair value per share	$12.67

(1)

Pursuant to the terms of the stock unit plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

(2)	Transferred RSUs are attributable to employees that transferred to or from other Dean Foods’ divisions.

The following table summarizes information about our RSU grants and RSU expense during the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Weighted-average grant date fair value per share of RSUs granted	$12.07	$10.34	$13.70
Tax benefit related to RSU expense	1,163	1,378	1,552

RSU expense totaled $3.1 million, $3.5 million, and $4.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, there was $3.0 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.8 years.

WhiteWave RSUs

RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the year ended December 31, 2012:

RSUs outstanding January 1, 2012	—
RSUs issued	674,681
Shares issued upon vesting of RSUs	—
RSUs cancelled or forfeited(1)	—

RSUs outstanding at December 31, 2012	674,681

Weighted average grant date fair value per share	$16.98

(1)

Pursuant to the terms of the SIP, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

The following table summarizes information about our RSU grants and RSU expense during the year ended December 31, 2012:

Year ended December 31, 2012
(In thousands, except per share amounts)
Weighted-average grant date fair value per share of RSUs granted	$16.98
Tax benefit related to RSU expense	222

RSU expense totaled $0.6 million for the year ended December 31, 2012. At December 31, 2012, there was $10.9 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.

Dean Foods Cash Performance Units

In 2010, Dean Foods began granting cash performance units (“CPUs”) to employees as part of its long-term incentive compensation program under the terms of the 2007 Plan. The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to Dean Foods’ performance over a three-year period. The performance metric, as defined in the awards, is the performance of the Dean Foods stock price relative to that of a peer group of companies. The range of payout under the awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense related to the Company’s direct employees is recognized over the vesting period which is recorded in general and administrative expenses in the consolidated statements of operations. The expense totaled $1.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. In the fourth quarter of 2012, the Company recorded a $0.7 million credit to expense due to a reduction of the payout assumption related to the 2010 awards. In the period subsequent to completion of our initial public offering, a corresponding liability has been recorded in other long-term liabilities in our consolidated balance sheet. In periods prior to completion of our initial public offering, a liability related to these units has not been reflected in the consolidated balance sheets as the payout was to be funded by Dean Foods. The following table summarizes CPU activity during the year ended December 31, 2012. There were no cash awards prior to 2010 related to our employees.

Units
Outstanding at January 1, 2012	2,206,250
Granted	487,500
Converted/paid	—
Forfeited	(200,000)
Transferred(1)	3,611,250

Outstanding at December 31, 2012	6,105,000

(1)	Transferred CPUs are attributable to employees that transferred to or from other Dean Foods’ divisions.

Dean Foods Phantom Shares

In 2011, Dean Foods began granting phantom shares as part of its long-term incentive compensation program, which are similar to RSUs in that they are based on the price of Dean Foods stock and vest ratably over a three-year period, but are cash-settled based upon the value of Dean Foods stock at each vesting period. All unvested phantom shares vest immediately upon a change of control and in the following additional circumstances: (i) an employee with 10 years of service retires after reaching the age of 55, (ii) an employee retires after reaching the age of 65, and (iii) in certain cases upon death or qualified disability. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statements of operations. The expense totaled $2.4 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. In the period subsequent to completion of our initial public offering, a corresponding liability has been recorded in other long-term liabilities in our consolidated balance sheet. In periods prior to completion of our initial public offering, a liability related to these units has not been reflected in the consolidated balance sheets as the payout was to be funded by Dean Foods. The following table summarizes the phantom share activity during the year ended December 31, 2012:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2012	255,544	$10.34
Granted	243,775	12.13
Converted/paid	(80,911)	10.35
Forfeited	(27,844)	10.75
Transferred(1)	7,054	11.64

Outstanding at December 31, 2012	397,618	$11.43

(1)	Transferred phantom shares are attributable to employees that transferred to or from other Dean Foods’ divisions.

WhiteWave Phantom Shares

We grant phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statement of operations. The expense totaled $0.2 million for the year ended December 31, 2012. A corresponding liability has been recorded in other long-term liabilities in our consolidated balance sheet. The following table summarizes the phantom share activity during the year ended December 31, 2012:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2012	—	$—
Granted	225,771	17.00
Converted/paid	—	—
Forfeited	—	—

Outstanding at December 31, 2012	225,771	$17.00

WhiteWave Stock Appreciation Rights (“SARs”)

We grant SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

Year ended December 31, 2012
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.05%

Since the Company’s common stock had not yet been publicly traded at the grant date, the expected volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the average implied yield available on five-year and seven-year U.S. Treasury issues. The Company does not anticipate paying a cash dividend on its common stock.

The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statement of operations. The expense totaled $0.1 million for the year ended December 31, 2012. A corresponding liability has been recorded in other long-term liabilities in our consolidated balance sheet. The following table summarizes SAR activity during the year ended December 31, 2012:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2012	—	$—
Granted	211,111	17.00
Forfeited and cancelled(1)	—	—
Exercised	—	—

SARs outstanding at December 31, 2012	211,111	$17.00	9.82	$—

SARs vested and expected to vest at December 31, 2012	199,810	17.00	9.82	—
SARs exercisable at December 31, 2012	—	$—	—	$—

(1)	Pursuant to the terms of the SIP, SARs that are cancelled or forfeited may be available for future grants.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods long-term incentive compensation plan in periods prior to completion of our initial public offering:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Share-based compensation expense funded Dean Foods
Dean Foods stock options	$1,006	$1,708	$2,835
Dean Foods RSUs	2,433	3,510	3,953
Dean Foods CPUs	2,025	204	—
Dean Foods phantom shares	2,009	824	—

Total share-based compensation expense funded Dean Foods	$7,473	$6,246	$6,788

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods equity classified plans, as well as expense related to the Company’s equity classified plans, in periods after the completion of our initial public offering:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Share-based compensation expense
Dean Foods stock options	$220	$—	$—
Dean Foods RSUs	668	—	—
WhiteWave stock options	602	—	—
WhiteWave RSUs	566	—	—

Total share-based compensation expense	$2,056	$—	$—

12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprises net income plus all other changes in equity from non-owner sources. The components of accumulated other comprehensive loss, as reflected in the consolidated statements of equity at December 31, 2012 and 2011, are as follows:

	December 31,
	2012	2011
	(In thousands)
Cumulative translation adjustment	$(25,576)	$(35,775)
Fair value of derivative intruments, net of tax	(294)	259
Pension and other postretirement liability adjustment, net of tax	(1,818)	(819)

Total accumulated other comprehensive loss	$(27,688)	$(36,335)

13. Employee Retirement and Profit Sharing Plans

Dean Foods sponsors various employee benefit plans, which consist of Dean Foods’ consolidated defined contribution plans, including various employee savings and profit sharing plans in which certain of our employees have historically participated. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. Expenses related to our employees’ participation in Dean Foods’ plans were determined by specifically identifying the costs for the Company’s participants.

Effective upon and subject to any Separation Transaction, the employee matters agreement between us and Dean Foods provides that our workforce will commence participation in employee benefit plans established and sponsored by us, which will generally provide substantially comparable benefits to those benefits provided to these employees before such Separation Transaction.

During 2012, 2011, and 2010, our retirement and profit sharing plan expenses were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Defined benefit plans	$1,804	$1,781	$1,256
Defined contribution plans	2,210	2,386	2,277
Multiemployer pension and certain union plans	1,658	1,591	1,511

Total	$5,672	$5,758	$5,044

Dean Foods Defined Contribution Plans

Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by Dean Foods. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by Dean Foods’ board of directors. In addition, certain union hourly employees are participants in Dean Foods’ company-sponsored defined contribution plans, which provide for employer contributions in various amounts ranging from $24 to $91 per pay period per participant.

Alpro Defined Benefit Plans

We have separate, stand-alone defined benefit pension plans as a result of the acquisition of Alpro on July 2, 2009. The benefits under our Alpro defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as management deems appropriate.

Included in accumulated other comprehensive income at December 31, 2012 and 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.3 million ($0.2 million net of tax) and $0.3 million ($0.2 million net of tax) and unrecognized actuarial losses of $2.4 million ($1.6 million net of tax) and $0.9 million ($0.6 million net of tax), respectively. The prior service costs and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2013 are $16,500 ($11,000 net of tax) and $72,500 ($48,000 net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2012 and 2011, and the funded status of the plans at December 31, 2012 and 2011, is as follows:

	Year ended December 31,
	2012	2011
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of the year	$11,865	$9,897
Service cost	1,409	1,311
Interest cost	513	523
Plan participants’ contributions	55	52
Actuarial loss	1,756	526
Benefits paid	(3)	(63)
Expenses paid	(33)	(39)
Net transfer in	—	59
Exchange rate changes	320	(401)

Benefit obligation, end of year	15,882	11,865
Change in Plan Assets:
Fair value of plan assets at beginning of year	7,710	6,169
Actual return on plan assets	485	369
Employer contributions to plan	1,410	1,439
Plan participants’ contributions	55	52
Benefits paid	(3)	(63)
Expenses paid	(33)	(39)
Acquisitions/divestitures	—	59
Exchange rate changes	195	(276)

Fair value of plan assets, end of year	9,819	7,710

Funded status at end of year	$(6,063)	$(4,155)

The underfunded status of the plans of $6.1 million at December 31, 2012 is recognized in our consolidated balance sheet as a non-current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2013. We expect to contribute $1.7 million to the pension plans in 2013.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2012 and 2011 is as follows:

	Year ended December 31,
	2012	2011
Weighted average discount rate	3.50%	4.50%
Rate of compensation increase	3.88%	3.87%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2012, 2011, and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010
Weighted average discount rate	4.50%	4.75%	5.46%
Expected return on assets	3.85%	3.86%	3.88%
Rate of compensation increase	3.87%	3.88%	3.89%

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,409	$1,311	$973
Interest cost	513	523	439
Expected return on plan assets	(191)	(139)	(206)
Amortization:
Prior service cost	16	18	—
Unrecognized net loss	3	7	—

Net periodic benefit cost	$1,750	$1,720	$1,206

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.

Pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Projected benefit obligation	$3,237	$2,147	$2,001
Accumulated benefit obligation	2,822	1,794	1,657
Fair value of plan assets	1,463	746	680

The accumulated benefit obligation for all defined benefit plans was $11.1 million and $7.8 million at December 31, 2012 and 2011, respectively.

Almost 13% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation, as this pension plan was related to the acquisition of Alpro. As an alternative to defined benefit plans, our employees participate in defined contribution plans for eligible employees offered by Dean Foods.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate was decreased from 4.5% at December 31, 2011 to 3.5% at December 31, 2012, which will increase the net periodic benefit cost in 2013.

At December 31, 2012, our qualified pension plan investments are comprised of insurance contracts, and the guaranteed premiums are invested in the general assets of the insurance company. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities.

Estimated pension plan benefit payments to our participants for the next ten years are as follows (in thousands):

2013	$855
2014	209
2015	5
2016	12
2017	93
Next five years	5,583

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, we follow a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of our defined benefit plans’ consolidated assets as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair values by category of inputs as of December 31, 2012 were as follows:

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Other Investments:
Insurance Contracts	$9,819	$—	$—	$9,819

Total	$9,819	$—	$—	$9,819

The fair values by category of inputs as of December 31, 2011 were as follows:

	Fair value as of December 31, 2011	Level 1	Level 2	Level 3
	(In thousands)
Other Investments:
Insurance Contracts	$7,710	$—	$—	$7,710

Total	$7,710	$—	$—	$7,710

For both 2012 and 2011, approximately 90% of the insurance contracts were financed by employer premiums with the insurer managing the reserves as calculated using an actuarial model. The remaining 10% of the insurance contracts were financed by employer and employee contributions with the insurer managing the reserves collectively with other pension plans.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 is as follows:

	Insurance reserves	Total
	(In thousands)
Balance at January 1, 2011	$6,169	$6,169
Actual return on plan assets:
Relating to instruments still held at reporting date	369	369
Purchases, sales and settlements (net)	1,172	1,172

Balance at December 31, 2011	$7,710	$7,710
Actual return on plan assets:
Relating to instruments still held at reporting date	485	485
Purchases, sales and settlements (net)	1,624	1,624

Balance at December 31, 2012	$9,819	$9,819

Multiemployer Pension Plans

We contribute to a multiemployer pension plan that covers approximately 200 of our union employees. This plan is administered by a board of trustees composed of labor representatives and the management of the participating companies. The risks of participating in a multiemployer plan are different from a single-employer plan in the following aspects:

•	assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•

if we choose to stop participating in one or more of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

At this time, we have not established any significant liabilities because withdrawal from this plan is not probable or reasonably possible.

Our participation in the multiemployer plan for the year ended December 31, 2012 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011 and December 31, 2010, respectively. The zone status is based on information that we obtained from the plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension fund	Employer identification number	Pension plan number	PPA Zone status		FIP/RP status pending/ implemented	Extended amortization provisions	Expiration date of associated collective- bargaining agreement
			2012	2011
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	March 1, 2015— January 28, 2017

(1)

We are party to one collective bargaining agreement in this multiemployer Western Conference of Teamsters Pension Plan which requires contributions. We are also party to two other collective bargaining agreements whose defined contribution plans are 401(k) plans that require matching contributions. These agreements cover a large number of employee participants and expire on various dates between 2012 and 2016.

Information regarding our contributions to our multiemployer pension plan is shown in the table below. There are no changes that materially affected the comparability of our contributions to the plan during the years ended December 31, 2012, 2011, and 2010.

	Employer identification number	Pension plan number	The WhiteWave Foods Company			Surcharge imposed
Pension fund			2012	2011	2010
Western Conference of Teamsters Pension Plan	91-6145047	001	$1,658	$1,591	$1,511	No

During the 2012, 2011, and 2010 plan years, our contributions did not exceed 5% of total plan contributions.

14. Commitments and Contingencies

Lease and Purchase Obligations

We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for office space, machinery, and equipment, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of December 31, 2012 and 2011. Rent expense was $8.0 million, $8.5 million, and $9.2 million for 2012, 2011, and 2010, respectively.

Future minimum payments at December 31, 2012, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating leases
(In thousands)
2013	$15,990
2014	11,967
2015	9,576
2016	7,450
2017	6,397
Thereafter	9,047

Total minimum lease payments	$60,427

We have entered into various contracts, in the normal course of business, obligating us to purchase minimum quantities of raw materials used in our production and distribution processes, including soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw materials. In addition, we have contractual obligations to purchase various services that are part of our production process.

Litigation, Investigations, and Audits

The Company is involved in various litigation, investigations, and audit proceedings in the normal course of business. It is management’s opinion, after consultation with counsel and a review of the facts, a material adverse effect on the financial position, liquidity, results of operations, or cash flows of the Company is not probable or reasonably possible.

15. Segment, Geographic, and Customer Information

Our business is organized into two operating and reportable segments, North America and Europe, based on our go-to-markets strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our CEO, monitors operating performance, allocates resources, and deploys capital.

The North America segment offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy product categories throughout North America, and our Europe segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers. We utilize five manufacturing plants, two distribution centers, and three strategic co-packers across the United States. Additionally, we have four plants across Europe in the United Kingdom, Belgium, France, and the Netherlands, each supported by an integrated supply chain. We also utilize a limited number of third-party co-packers across Europe for more specialized, low-volume products.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, write downs related to the wind down of our joint venture, foreign exchange gains and losses, and income tax. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

The reporting segments do not include the costs allocated to us by Dean Foods for certain corporate and shared service functions. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other”. Related party license income, further described in Note 16 “Related Party Transactions,” has also been excluded. Therefore, the measure of segment profit or loss presented below is before such items.

The following table presents the summarized income statement amounts by segment:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Total net sales:
North America	$1,921,444	$1,657,192	$1,479,497
Europe	367,994	368,559	341,816

Total	$2,289,438	$2,025,751	$1,821,313

Operating income:
North America	$178,960	$137,807	$99,311
Europe	23,735	27,873	23,006

Total reportable segment operating income	202,695	165,680	122,317
Related party license income	36,034	42,680	39,378
Corporate and other	(58,476)	(32,666)	(36,220)

Total operating income	$180,253	$175,694	$125,475
Other expense:
Interest expense	9,924	9,149	10,583
Other expense, net	957	122	377

Income from continuing operations before tax	$169,372	$166,423	$114,515

Depreciation and amortization:
North America	$54,499	$47,826	$47,723
Europe	19,855	20,164	18,042

Total	$74,354	$67,990	$65,765

Capital expenditures:
North America	$92,418	$113,673	$39,235
Europe	11,737	13,082	11,472

Total	$104,155	$126,755	$50,707

The following tables present sales amounts by product categories:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Total net sales:
North America
Plant-based food and beverages	$549,727	$452,834	$431,922
Coffee creamers and beverages	818,880	692,136	589,569
Premium dairy	552,837	512,222	458,006

North America net sales	1,921,444	1,657,192	1,479,497
Europe
Plant-based food and beverages	367,994	368,559	341,816

Total net sales	$2,289,438	$2,025,751	$1,821,313

The following table presents the summarized balance sheet amounts by segment:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Assets:
North America	$1,573,470	$1,510,406	$1,426,277
Europe	594,541	594,382	613,856
Assets held for sale	—	3,897	26,746

Total	$2,168,011	$2,108,685	$2,066,879

Long-lived Assets:
North America	$1,337,923	$1,291,318	$1,229,545
Europe	447,267	443,598	481,606

Total	$1,785,190	$1,734,916	$1,711,151

Significant Customers

The Company had a single customer that represented 18.0%, 17.0%, and 16.9% of our consolidated net sales in 2012, 2011, and 2010, respectively. Sales to this customer were primarily included in our North America segment.

16. Related Party Transactions

Allocated Expenses

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations included costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering (which includes $17.5 million of transaction costs related to our initial public offering), and $32.7 million and $36.2 million in the years ended December 31, 2011, and 2010, respectively. These cost allocations are primarily reflected within general and administrative expenses in our consolidated statements of operations as well as classified as “Corporate and other” in Note 15 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide many of these services on a transitional basis for a fee.

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

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation basis for debt, interest expense, and debt issuance costs was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See Note 9 “Debt and Allocated Portion of Dean Foods’ Debt.”

Cash Management

We use a centralized approach to cash management and financing of operations. Prior to completion of our initial public offering, Dean Foods provided financing, cash management, and other treasury services to us. Our North America cash balances were regularly swept by Dean Foods, and we received funding from Dean Foods for our operating and investing cash needs. Cash transferred to and from Dean Foods was historically recorded as intercompany payables and receivables that were reflected as a component of Dean Foods’ net investment in our consolidated balance sheets. Since completion of our initial public offering, we have maintained separate cash management and financing functions for our operations.

Related Party Arrangements

Historically, related party transactions and activities involving Dean Foods and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist. Sales of our raw materials and finished products that we manufacture for other wholly-owned subsidiaries of Dean Foods have been reflected as related party sales in our consolidated financial statements.

Prior to completion of our initial public offering, certain related party transactions were settled by either non-cash capital contributions from Dean Foods to us or non-cash capital distributions from us to Dean Foods and included as part of Dean Foods’ net investment. Both prior to and after the completion of our initial public offering, other related party transactions that are settled in cash are reflected as related party receivables in our consolidated balance sheets.

During the years ended December 31, 2012, 2011, and 2010, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our consolidated statements of operations.

In connection with and effective as of our initial public offering, we entered into agreements that formalize ongoing commercial arrangements we have with Dean Foods and certain wholly-owned Dean Foods subsidiaries, which are described below. Subsequent to year-end, the terms of these agreements were modified in connection with the sale of Morningstar.

Morningstar Transitional Sales Agreements

We entered into an agreement with Morningstar, a wholly-owned Dean Foods subsidiary, pursuant to which Morningstar transfers back to us responsibility for sales and associated costs of certain WhiteWave products over a 15-month term. During this term, Morningstar provides certain transitional services to us which include, but are not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remits to us the cash representing the net profit collected from these product sales until such time as the sales are transitioned to us. The net effect of the agreement since its effective date is reflected as related party fees of $4.5 million in our consolidated statement of operations, representing gross billings to customers by the subsidiary of Dean Foods of $12.2 million for the period ended December 31, 2012.

We also entered into an agreement with Morningstar pursuant to which we transfer to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products over a 15-month term. During this term, we provide certain transitional services to Morningstar which include, but are not limited to, taking and filling orders, collecting receivables, and shipping products to customers. We remit to Morningstar the net profit associated with these product sales until such time as the sales are transitioned to Morningstar. The net fees remitted since the agreement’s effective date were $2.0 million.

Morningstar Co-Packing Agreement

We entered into a manufacturing agreement with Morningstar pursuant to which Morningstar continues manufacturing various WhiteWave products on our behalf. With the exception of the manufacture of aerosol whipped topping and other non-core products, which are subject to this agreement for a term of up to 15 months, this agreement generally has a term of three to five years with respect to the various product lines. We expect that approximately 10% to 11% of our products, calculated as a percentage of cost of sales, will continue to be manufactured by Morningstar under this agreement. The agreement modifies our historical intercompany arrangements and reflects new pricing. The effect of the agreement since its effective date is an increase in cost of sales of $0.6 million in our consolidated statement of operations for the period ended December 31, 2012.

Fresh Dairy Direct (“FDD”) Sales and Distribution Agreement

We entered into an agreement with two wholly-owned subsidiaries of Dean Foods, Suiza Dairy Group, LLC (“Suiza Dairy”) and Dean Dairy Holdings, LLC (“Dean Dairy”), pursuant to which those subsidiaries continue to sell and distribute certain WhiteWave products for a fixed initial term of up to 18 months, depending on the product and customer. This agreement modifies our historical intercompany arrangements and reflects new pricing. The effect of the agreement since its effective date is an increase in net sales to related parties and cost of sales of $4.1 million and $1.2 million, respectively, in our consolidated statement of operations for the period ended December 31, 2012.

FDD Co-Packing Agreement

Additionally, we entered into a separate manufacturing agreement with Suiza Dairy and Dean Dairy pursuant to which those subsidiaries continue manufacturing WhiteWave fresh organic milk products on our behalf for a term of 18 months. The agreement formalizes our historical intercompany arrangements. The effect of the agreement since its effective date is an increase in cost of sales of $0.1 million in our consolidated statement of operations for the period ended December 31, 2012.

FDD Cream Supply Agreement

We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we continue to purchase cream from such subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. This agreement formalizes our historical intercompany arrangements. There was no net effect of the agreement since its effective date in our consolidated statement of operations for the period ended December 31, 2012.

Termination of Intellectual Property License Agreement

Historically, the Company was party to a license agreement with Morningstar, pursuant to which Morningstar had the right to use the Company’s intellectual property in the manufacture of certain products for a fee. For the years ended December 31, 2012, 2011, and 2010, related party license income was recorded within operating income in our consolidated statements of operations in the amount of $36.0 million, $42.7 million, and $39.4 million, respectively.

As of December 31, 2012 and 2011, amounts outstanding under this agreement totaled $nil million and $11.1 million, respectively. This amount was recorded separately as related party receivables within our consolidated balance sheet.

In conjunction with the license agreement, a loan agreement was entered into, pursuant to which the Company extended a line of credit to Morningstar related to the license income under the license agreement. Prior to completion of our initial public offering, there were no repayments of this loan and no future plans to settle the outstanding balance; therefore, the principal and associated accrued interest was shown in Dean Foods’ net investment as of December 31, 2011. The interest term on the loan to Morningstar was LIBOR plus 2% and recorded in interest income in our consolidated statements of operations. Interest income for the years ended December 31, 2012, 2011 and 2010 was $6.4 million, $6.1 million, and $5.1 million, respectively.

In connection with our initial public offering, we and Morningstar agreed to terminate this license agreement and the related loan. We no longer receive license income or related interest income associated with these historical agreements. In addition, we entered into an agreement and transferred the intellectual property subject to the license agreement to Morningstar so that Morningstar has the requisite intellectual property and manufacturing know-how to produce and sell its products and brands. All intellectual property related to and necessary for the production of our products and brands was retained.

Transition Services Agreement

We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Our services consist primarily of marketing and research and development, while Dean Foods’ provides supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other transitional services. Both Dean Foods’ and our services continue for a specified initial term, which vary with the types of services provided, unless terminated earlier or extended according to the terms of the transition services agreement. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services. Dean Foods has charged us $5.4 million and we have charged Dean Foods $2.6 million for services rendered under the transition services agreement since its effective date.

In connection with Dean Foods’ planned sale of Morningstar, the transition services agreement between us and Dean Foods was amended on November 20, 2012 to modify certain pricing terms and to remove those services provided to or by Morningstar. On the same date, we entered into a separate transition services agreement with Morningstar to include those services removed from the agreement between us and Dean Foods. The net effect of the amended agreement with Dean Foods and separate agreement with Morningstar was not material to our consolidated financial statements.

Guarantees

We have historically guaranteed debt issued by Dean Foods, including the Dean Foods senior secured credit facility and the Dean Foods senior notes, on a joint and several basis. Prior to completion of our initial public offering, as this was an intercompany guarantee, the Company had not recognized an indemnification liability or any income associated with this guarantee in its consolidated financial statements. Our guarantees of Dean Foods’ debt, including the Dean Foods senior secured credit facility and the Dean Foods senior notes, terminated upon completion of our initial public offering.

17. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. The contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the shares outstanding for WhiteWave and WWF Opco for all periods presented. For all periods prior to completion of our initial public offering, the same number of Class B shares is being used for basic and diluted earnings per share as no WhiteWave Class A common stock or equity awards were outstanding. The outstanding shares of Class B common stock give effect to Dean Foods’ contribution of WWF Opco’s capital stock to WhiteWave.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Years ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Income from continuing operations attributable to The WhiteWave Foods Company	$112,514	$114,334	$81,356
Denominator:
Average common shares	153,770,492	150,000,000	150,000,000
Basic earnings per share from continuing operations attributable to The WhiteWave Foods Company	$0.73	$0.76	$0.54
Basic earnings (loss) per share from discontinued operations	0.01	(0.04)	(0.01)
Basic earnings per share from net income attributable to The WhiteWave Foods Company	$0.74	$0.72	$0.53
Diluted earnings per share computation:
Numerator:
Income from continuing operations attributable to The WhiteWave Foods Company	$112,514	$114,334	$81,356
Denominator:
Average common shares — basic	153,770,492	150,000,000	150,000,000
Stock option conversion(1)	—	—	—
Stock units(2)	5	—	—
Average common shares — diluted	153,770,497	150,000,000	150,000,000
Diluted earnings per share from continuing operations attributable to The WhiteWave Foods Company	$0.73	$0.76	$0.54
Diluted earnings (loss) per share from discontinued operations	0.01	(0.04)	(0.01)
Diluted earnings per share from net income attributable to The WhiteWave Foods Company	$0.74	$0.72	$0.53

(1)	2,445,327 anti-dilutive options were excluded from the calculation for the year ended December 31, 2012.
(2)	666,999 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2012.

18. Subsequent Events

On January 3, 2013, Dean Foods sold Morningstar to an unaffiliated third party. In connection with this sale, we modified certain of the commercial agreements between us and Morningstar. These modifications, with the exception of the Morningstar Asset Purchase Agreement, are primarily timing modifications and will not have a material impact on our results of operations.

Morningstar Asset Purchase Agreement

In connection with Dean Foods’ sale of Morningstar, we agreed to terminate an option to purchase plant capacity and property at a Morningstar facility, sell to Morningstar certain manufacturing equipment used to produce certain WhiteWave products, and execute certain other transactions. The agreement was executed on December 2, 2012 but became effective on January 2, 2013, and we received proceeds of $60 million as consideration. This transaction will be accounted for as a contribution to equity and the proceeds were used to repay a portion under the outstanding balance of the senior secured credit facilities.

19. Quarterly Results of Operations (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2012 and 2011:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2012
Net sales	$552,028	$554,446	$574,853	$608,111
Gross profit	192,440	195,151	204,638	211,715
Income from continuing operations	31,308	26,383	26,292	28,531
Net income	31,308	26,383	26,292	30,990
Net income attributable to The WhiteWave Foods Company	31,308	26,383	26,292	29,711
Earnings per common share(1) :
Net income per common share — basic and diluted	0.21	0.18	0.18	0.19
Net income attributable to The WhiteWave Foods Company per common share — basic and diluted	0.21	0.18	0.18	0.18
2011
Net sales	$482,012	$492,639	$509,570	$541,530
Gross profit	162,713	166,898	172,552	182,278
Income from continuing operations	24,430	25,736	33,137	31,031
Net income	20,668	22,452	18,226	29,499
Net income attributable to The WhiteWave Foods Company	22,549	24,959	29,763	30,124
Earnings per common share(1) :
Net income per common share — basic and diluted	0.14	0.15	0.12	0.20
Net income attributable to The WhiteWave Foods Company per common share — basic and diluted	0.15	0.17	0.20	0.20

(1)

Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The WhiteWave Foods Company

Dallas, Texas

We have audited the accompanying consolidated balance sheets of The WhiteWave Foods Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we do not express an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The WhiteWave Foods Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the financial statements include allocations of expenses and debt from Dean Foods Company. These allocations may not be reflective of the actual level of costs or debt which would have been incurred had the Company operated as a separate entity apart from Dean Foods Company.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 15, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During our three most recent fiscal years, no independent accountant who was engaged as the principal accountant to audit our financial statements, nor any independent accountant who was engaged to audit a significant subsidiary and on whom our principal accountant expressed reliance in its report, has resigned or been dismissed.

Item 9A.	Controls and Procedures

(a) Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information that will be contained in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

Information that will be contained in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information that will be contained in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information that will be contained in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information that will be contained in our proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 in this Annual Report on Form 10-K:

• Consolidated Balance Sheets as of December 31, 2012 and 2011	F-1
• Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-2
• Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	F-3
• Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010	F-4
• Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-5
• Notes to Consolidated Financial Statements	F-6

Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WHITEWAVE FOODS COMPANY

By:	/S/ JAMES T. HAU
James T. Hau
Vice President and Chief Accounting Officer

Dated February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2013.

Name	Title

/S/ GREGG L. ENGLES Gregg L. Engles	Chairman and Chief Executive Officer

/S/ KELLY J. HAECKER Kelly J. Haecker	Chief Financial Officer

/S/ JAMES T. HAU James T. Hau	Vice President and Chief Accounting Officer

/S/ MICHELLE P. GOOLSBY Michelle P. Goolsby	Director

/S/ STEPHEN L. GREEN Stephen L. Green	Director

/S/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director

/S/ MARY E. MINNICK Mary E. Minnick	Director

/S/ DOREEN A. WRIGHT Doreen A. Wright	Director

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Certificate of Incorporation of the Registrant

3.2*	By-laws of the Registrant

4	Specimen Stock Certificate evidencing the shares of Class A common stock(3)

10.1*	Separation and Distribution Agreement, dated as of October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company, and WWF Operating Company

10.2*	Transition Services Agreement, dated as of October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company, as amended

10.3*	Tax Matters Agreement, dated as of October 25, 2012, by Dean Foods Company and The WhiteWave Foods Company

10.4*	Employee Matters Agreement, dated as of October 25, 2012, by and between Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company

10.5*	Registration Rights Agreement, dated as of October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company

10.6	Co-Packing Agreement, dated August 2, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC, as amended(6)(7)

10.7*†	Amended and Restated Co-Packing Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC

10.8	Transitional Sales Agreement, dated August 1, 2012, by and between WWF Operating Company and Morningstar Foods, LLC, as amended(5)(7)

10.9*†	License Agreement dated December 1, 2012 between Dean Foods Company and WWF Operating Company

10.10	LAND O’ LAKES Transitional Sales Agreement, dated August 1, 2012, by and between WWF Operating Company and Morningstar Foods, LLC, as amended(5)

10.11	Product Sales and Distribution Agreement, dated August 1, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC(5)(7)

10.12	Summary of Terms of Employment Agreement (translated from Dutch) between Alpro Comm. Venn. op aandelen and Bernard Deryckere, dated April 13, 2001(2)

10.13	Amendment to Employee Agreement (translated from Dutch) between Alpro Comm. Venn. op aandelen and Bernard Deryckere, dated February 4, 2011(2)

10.14*	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Gregg L. Engles, dated December 4, 2012

10.15*	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Edward F. Fugger, dated December 4, 2012

10.16*	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Thomas N. Zanetich, dated December 4, 2012

10.17*	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Kelly J. Haecker, dated December 4, 2012

10.18*	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Blaine E. McPeak, dated December 4, 2012

10.19*	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Roger E. Theodoredis, dated December 4, 2012

Exhibit Number	Description of Exhibit

10.20	Form of Amended and Restated Change in Control Agreement between Dean Foods Company and Gregg L. Engles, Blaine E. McPeak and Thomas N. Zanetich(2)

10.21	Form of Amended and Restated Change in Control Agreement between Dean Foods Company and Edward F. Fugger(2)

10.22	Form of Amended and Restated Change in Control Agreement between WWF Operating Company (f/k/a WhiteWave Foods Company) and Kelly J. Haecker and Roger E. Theodoredis(2)

10.23*	Amendment to Amended and Restated Change in Control Agreement between Dean Foods Company and Gregg L. Engles, dated December 4, 2012

10.24*	Amendment to Amended and Restated Change in Control Agreement between Dean Foods Company and Edward F. Fugger, dated December 4, 2012

10.25*	Amendment to Amended and Restated Change in Control Agreement between Dean Foods Company and Thomas N. Zanetich, dated December 4, 2012

10.26*	Amendment to Amended and Restated Change in Control Agreement between Dean Foods Company and Kelly J. Haecker, dated December 4, 2012

10.27*	Amendment to Amended and Restated Change in Control Agreement between Dean Foods Company and Blaine E. McPeak, dated December 4, 2012

10.28*	Amendment to Amended and Restated Change in Control Agreement between Dean Foods Company and Roger E. Theodoredis, dated December 4, 2012

10.29	Form of Indemnification Agreement(4)

10.30	2012 Stock Incentive Plan(4)

10.31	Form of Non-Qualified Stock Option Agreement(3)

10.32	Form of Restricted Stock Unit Award Agreement(3)

10.33	Form of Non-Qualified Stock Option Agreement for executive officers(3)

10.34	Form of Restricted Stock Unit Award Agreement for executive officers(3)

10.35	Form of Phantom Shares Award Agreement(3)

10.36	Form of Cash Award Agreement(3)

10.37*	Form of Director’s Non-Qualified Stock Option Agreement

10.38	Form of Director’s Restricted Stock Unit Award Agreement(3)

10.39	Form of Stock Appreciation Right Agreement(5)

10.40	Form of Cash-Settled RSU Agreement(5)

10.41*	Director Compensation Policy

10.42	Cream Supply Agreement, dated August 1, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC(5)

10.43

Credit Agreement, dated as of October 12, 2012, among The WhiteWave Foods Company, the subsidiary guarantors identified therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto(4)

10.44*	Amendment 1 to Transitional Services Agreement, dated November 20, 2012, by and between Dean Foods Company and The WhiteWave Foods Company

10.45*	Amendment 2 to Transitional Services Agreement, dated December 28, 2012, by and between Dean Foods Company and The WhiteWave Foods Company

10.46*	Amendment No. 1 to Transitional Sales Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC

Exhibit Number	Description of Exhibit

10.47*	Amendment 1 to Land O’ Lakes Transitional Sales Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC

21*	Subsidiaries of the Registrant

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1 (SEC File 333-183112)

(2)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File 333-183112)

(3)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File 333-183112)

(4)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File 333-183112)

(5)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File 333-183112)

(6)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File 333-183112)

(7)	Confidential treatment previously granted by the Securities and Exchange Commission in connection with the filing of the registrant’s Registration Statement on Form S-1 (SEC File 333-183112)

Attached as Exhibit 101 to this report are the following materials from The WhiteWave Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.