Form 10-Q
period 2013-03-31
WHITEWAVE FOODS Co
filed 2013-05-09
CIK 1555365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 1, 2013, there were 23,011,771 outstanding shares of Class A common stock, par value $0.01 per share, and 150,000,000 outstanding shares of Class B common stock, par value $0.01 per share.

ii

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The WhiteWave Foods Company

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,341	$69,373
Trade receivables, net of allowance of $1,266 and $1,171	152,353	105,592
Related party receivables	9,662	17,912
Inventories	145,871	146,647
Deferred income taxes	20,631	21,044
Prepaid expenses and other current assets	20,309	22,253

Total current assets	406,167	382,821
Property, plant, and equipment, net	618,032	624,642
Identifiable intangible and other assets, net	385,916	394,962
Goodwill	760,648	765,586

Total Assets	$2,170,763	$2,168,011

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$271,033	$295,864
Current portion of debt	15,000	15,000
Income taxes payable	5,610	11,678

Total current liabilities	291,643	322,542
Long-term debt	729,050	765,550
Deferred income taxes	250,619	218,285
Other long-term liabilities	64,769	76,678
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Class A common stock, $0.01 par value; 1,700,000,000 shares authorized, 23,000,000 issued and outstanding at March 31, 2013 and December 31, 2012	230	230
Class B common stock, $0.01 par value; 175,000,000 shares authorized, 150,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	1,500	1,500
Additional paid-in capital	833,940	792,828
Retained earnings	42,084	18,086
Accumulated other comprehensive loss	(43,072)	(27,688)

Total equity	834,682	784,956

Total Liabilities and Equity	$2,170,763	$2,168,011

See notes to condensed consolidated financial statements.

The WhiteWave Foods Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Net sales	$584,508	$522,730
Net sales to related parties	21,899	29,298
Transitional sales fees	1,837	—

Total net sales	608,244	552,028
Cost of sales	389,701	359,588

Gross profit	218,543	192,440
Related party license income	—	10,473
Operating costs and expenses:
Selling and distribution	125,938	118,987
General and administrative	50,612	35,062

Total operating costs and expenses	176,550	154,049

Operating income	41,993	48,864
Other expense:
Interest expense	4,724	1,649
Other (income) expense, net	(220)	121

Total other expense	4,504	1,770

Income before income taxes	37,489	47,094
Income tax expense	13,491	15,786

Net income	$23,998	$31,308

Average common shares:
Basic	173,000,000	150,000,000
Diluted	173,132,917	150,000,000
Basic earnings per common share:
Net income	$0.14	$0.21
Diluted earnings per common share:
Net income	$0.14	$0.21

See notes to condensed consolidated financial statements.

The WhiteWave Foods Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
Net income	$23,998	$31,308
Other comprehensive income (loss), net of tax
Net change in minimum pension liability	54	(26)
Foreign currency translation adjustment	(15,523)	12,365
Change in fair value of derivative instruments	85	(308)

Other comprehensive income (loss), net of tax	(15,384)	12,031

Comprehensive income	$8,614	$43,339

See notes to condensed consolidated financial statements.

The WhiteWave Foods Company

Condensed Consolidated Statements of Equity

(Unaudited)

	Common Stock - Class A	Common Stock - Class B	Additional Paid- In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
				(In thousands)
Balance at December 31, 2012	$230	$1,500	$792,828	$18,086	$—	$(27,688)	$—	$784,956
Net income	—	—	—	23,998	—	—	—	23,998
Share-based compensation	—	—	7,005	—	—	—	—	7,005
Contributions to equity	—	—	34,107	—	—	—	—	34,107
Other comprehensive income (loss):
Change in minimum pension liability, net of tax of $22	—	—	—	—	—	54	—	54
Foreign currency translation adjustment	—	—	—	—	—	(15,523)	—	(15,523)
Change in fair value of derivative instruments, net of tax of $44	—	—	—	—	—	85	—	85

Balance at March 31, 2013	$230	$1,500	$833,940	$42,084	$—	$(43,072)	$—	$834,682

See notes to condensed consolidated financial statements.

The WhiteWave Foods Company

Condensed Consolidated Statements of Equity

(Unaudited)

	Common Stock - Class A	Common Stock - Class B	Additional Paid- In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
				(In thousands)
Balance at December 31, 2011	$—	$—	$—	$—	$1,172,254	$(36,335)	$4,767	$1,140,686
Net income	—	—	—	—	31,308	—	—	31,308
Change in Dean Foods’ net investment	—	—	—	—	(13,484)	—	—	(13,484)
Share-based compensation funded by Dean Foods	—	—	—	—	1,919	—	—	1,919
Wind-down of joint venture	—	—	—	—	—	—	(4,767)	(4,767)
Other comprehensive income (loss):								—
Change in minimum pension liability, net of tax benefit of $11	—	—	—	—	—	(26)	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	12,365	—	12,365
Change in fair value of derivative instruments, net of tax benefit of $194	—	—	—	—	—	(308)	—	(308)

Balance at March 31, 2012	$—	$—	$—	$—	$1,191,997	$(24,304)	$—	$1,167,693

See notes to condensed consolidated financial statements.

The WhiteWave Foods Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,998	$31,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,994	18,233
Share-based compensation expense	7,005	1,919
Amortization of debt issuance costs	603	628
Loss on diposals and other, net	274	2,711
Deferred income taxes	11,491	1,663
Other	87	1,535
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Trade receivables, net	(48,912)	(7,081)
Related party receivables	8,247	610
Inventories	(191)	(8,392)
Prepaid expenses and other assets	5,853	2,679
Accounts payable and accrued expenses	(33,622)	(145)
Income taxes payable	(6,009)	(1,051)

Net cash provided by/(used in) operating activities—continuing operations	(11,182)	44,617
Net cash provided by operating activities—discontinued operations	—	—

Net cash provided by/(used in) operating activities	(11,182)	44,617
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	(20,734)	(20,301)
Proceeds from sale of fixed assets	61,777	224

Net cash provided by/(used in) investing activities—continuing operations	41,043	(20,077)
Net cash used in investing activities—discontinued operations	—	(1,708)

Net cash provided by/(used in) investing activities	41,043	(21,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Dean Foods, net	(2,703)	(12,895)
Repayment of debt	(3,750)	—
Proceeds from revolver line of credit	169,550	—
Payments for revolver line of credit	(202,300)	—
Proceeds from receivables -backed facility	—	63,325
Payments for receivables -backed facility	—	(61,377)
Payment of deferred financing costs	(16)	—

Net cash used in financing activities—continuing operations	(39,219)	(10,947)
Net cash provided by financing activities—discontinued operations	—	—

Net cash used in financing activities	(39,219)	(10,947)
Effect of exchange rate changes on cash and cash equivalents	(2,674)	1,829

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,032)	13,714
Cash and cash equivalents, beginning of period	69,373	96,987

Cash and cash equivalents, end of period	$57,341	$110,701

See notes to condensed consolidated financial statements.

THE WHITEWAVE FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Unaudited)

Unless otherwise indicated, references in these notes to the unaudited condensed consolidated financial statements to “we,” “us,” “our,” “WhiteWave,” or the “Company” refer to The WhiteWave Foods Company’s operations, taken as a whole.

1. General

Nature of Our Business — We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. Our brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products, while our European brands of plant-based foods and beverages include Alpro and Provamel.

Basis of Presentation —The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 19, 2013. In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. Our results of operations for the three months ended March 31, 2013 and 2012 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

For periods prior to the completion of our initial public offering on October 31, 2012, our condensed consolidated financial statements have been prepared on a stand-alone basis and derived from Dean Foods Company’s (“Dean Foods”) consolidated financial statements and accounting records using the historical results of operations, and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company for the three months ended March 31, 2012.

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions have been allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as share-based compensation expense attributable to our employees and an allocation of share-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $9.3 million in the three months ended March 31, 2012. These cost allocations are primarily reflected within general and administrative expenses in our unaudited condensed consolidated statements of operations as well as classified as “Corporate and other” in Note 13 “Segment, Geographic and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide many of these services on a transitional basis for a fee.

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

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense and debt issuance costs is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the three months ended March 31, 2012. See Note 7 “Debt and Allocated Portion of Dean Foods’ Debt.”

Spin-Off from Dean Foods on May 23, 2013 — On May 1, 2013, Dean Foods announced that its board of directors has authorized the distribution to Dean Foods stockholders of an aggregate of 47,686,000 shares of WhiteWave Class A common stock and 67,914,000 shares of WhiteWave Class B common stock on May 23, 2013, the distribution date, as a pro rata dividend on shares of Dean Foods common stock outstanding at the close of business on the record date of May 17, 2013. Since our initial public offering in October 2012, Dean Foods has owned an 86.7% economic interest and a 98.5% voting interest in our outstanding common stock. When the distribution is complete, Dean Foods will continue to own approximately 19.9% of our outstanding common stock. Dean Foods expects to dispose of its remaining shares of WhiteWave Class A common stock within 18 months after the distribution in one or more debt-for-equity exchanges or other tax-free dispositions.

Recently Issued Accounting Pronouncements — On January 1, 2013, we adopted changes issued by the FASB on the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements, the adoption of these changes had no impact on our unaudited condensed consolidated financial statements. See Note 10 “Accumulated Other Comprehensive Loss.”

2. Transactions with Morningstar Foods, LLC (“Morningstar”)

On January 3, 2013 Dean Foods sold Morningstar to an unaffiliated third party, and therefore Morningstar is no longer considered a related party. In connection with this sale, we modified certain of the commercial agreements between us and Morningstar. These modifications, with the exception of the Morningstar Asset Purchase Agreement, are primarily timing modifications and will not have a material impact on our results of operations.

Morningstar Asset Purchase Agreement

In connection with Dean Foods’ sale of Morningstar, we agreed to terminate an option to purchase plant capacity and property at a Morningstar facility, sell to Morningstar certain manufacturing equipment used to produce certain WhiteWave products, and execute certain other transactions. The agreement was executed on December 2, 2012, but became effective on January 3, 2013, immediately prior to the completion of Dean Foods’ sale of Morningstar, and we received proceeds of $60 million as consideration. This transaction was accounted for as a contribution to equity and a purchase by Dean Foods. The proceeds were used to repay a portion of the outstanding balance under the senior secured credit facilities.

Transitional Sales Agreements

In connection with and effective as of our initial public offering, we entered into an agreement with Morningstar, a then wholly-owned Dean Foods subsidiary, pursuant to which Morningstar transfers back to us responsibility for sales and associated costs of certain WhiteWave products over a term of up to nine months after the completion of the Morningstar sale. During the three months ended March 31, 2013, Morningstar provided certain transitional services to us which include, but are not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remits to us the cash representing the net profit collected from these product sales until such time as the sales are transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statement of operations, representing gross billings to customers by Morningstar of $19.3 million for the three months ended March 31, 2013.

We also entered into an agreement with Morningstar pursuant to which we will transfer to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products over a 15-month term. During this term, we will provide certain transitional services to Morningstar which include, but are not limited to, taking and filling orders, collecting receivables and shipping products to customers. We will remit to Morningstar the net profit associated with these product sales until such time as the sales are transitioned to Morningstar. The net fees remitted for the three months ended March 31, 2013 were $0.7 million.

3. Discontinued Operations and Divestitures

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

4. Inventories

Inventories, net of reserves of $2.7 million and $3.3 million at March 31, 2013 and December 31, 2012, respectively, consisted of the following:

	March 31, 2013	December 31 2012
	(In thousands)
Raw materials and supplies	$70,905	$71,548
Finished goods	74,966	75,099

Total	$145,871	$146,647

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	North America	Europe	Total
		(In thousands)
Balance at December 31, 2012	$600,316	$165,270	$765,586
Foreign currency translation	—	(4,938)	(4,938)

Balance at March 31, 2013	$600,316	$160,332	$760,648

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,			December 31,
	2013			2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount`
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$348,130	$—	$348,130	$350,725	$—	$350,725
Intangible assets with finite lives:
Customer-related and other	37,719	(15,237)	22,482	37,644	(14,714)	22,930
Trademarks	968	(962)	6	968	(962)	6

Total	$386,817	$(16,199)	$370,618	$389,337	$(15,676)	$373,661

(1)	The decrease in the carrying amount of intangible assets between December 31, 2012 and March 31, 2013 is the result of foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the three months ended March 31, 2013 and 2012 was $0.7 million and $0.6 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2013	$2.9
2014	2.9
2015	2.8
2016	2.5
2017	2.5

6. Income Taxes

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

Income tax expense was recorded at an effective rate of 36.0% and 33.5% in the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the period ending March 31, 2013 increased as a result of state tax audit proceedings and other tax adjustments. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments.

7. Debt and Allocated Portion of Dean Foods’ Debt

Our outstanding debt as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013			December 31, 2012
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$744,050	2.04	%*	$780,550	2.20	%*
Less current portion	(15,000)			(15,000)

Total long-term debt	$729,050			$765,550

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, and Term Loan A-2.

The scheduled maturities of long-term debt at March 31, 2013, were as follows (in thousands):

	Total	Term Loan A -1	Term Loan A-2	Revolving Credit Facility
2013	$11,250	$9,375	$1,875	$—
2014	15,000	12,500	2,500	—
2015	21,250	18,750	2,500	—
2016	21,250	18,750	2,500	—
2017	437,800	187,500	2,500	247,800
Thereafter	237,500	—	237,500	—

Total outstanding debt	$744,050	$246,875	$249,375	$247,800

Allocated Portion of Dean Foods’ Debt (Senior Secured Credit Facility)

On July 2, 2009, we were allocated $440.3 million from the Dean Foods senior secured credit facility to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility and totaled $3.0 million in the three months ended March 31, 2012. Debt issuance costs were allocated in the same proportion as debt and recorded as a non-current asset included in our consolidated balance sheets. Upon completion of our initial public offering, the principal balances associated with this allocated portion of the Dean Foods senior secured credit facility were settled as a contribution to our capital from Dean Foods. Our guarantee of Dean Foods’ senior secured credit facility also terminated upon completion of our initial public offering. See Note 14 “Related Party Transactions — Guarantees.”

Senior Secured Credit Facilities

On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, which consist of a five-year revolving credit facility in a principal amount of $850 million, an original five-year $250 million term loan A-1, and an original seven-year $250 million term loan A-2. The revolving credit facility makes available up to $75 million of letters of credit and up to $75 million of swing line loans. On October 31, 2012, we incurred approximately $885 million in indebtedness under these facilities and subsequently used the remaining net proceeds from our initial public offering to repay a portion of the revolving credit facility. We also capitalized $12.4 million of deferred financing fees, which will be amortized over the term of the respective credit or term loan facility. Deferred financing fees are included in identifiable intangible and other assets on our unaudited condensed consolidated balance sheets.

The terms of the senior secured credit facilities include the following:

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility and October 31, 2019 for the term loan A-2 facility;

•

required annual amortization repayment in quarterly installments of the following amounts on the original $250 million term loan A-1 facility: $12.5 million in 2013 and 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017 with the balance at maturity, and, in the case of the original $250 million term loan A-2 facility, $2.5 million in 2013 through 2019 with the balance at maturity;

•	an accordion feature allowing, under certain circumstances, the maximum principal amount of the senior secured credit facilities to be increased by up to $500 million, subject to lender commitments;

•	mandatory prepayments in the event of certain asset sales and receipt of insurance proceeds;

•

customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, further assurances, and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, and restricted payments; and

•

financial covenants pertaining to (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to our right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. Borrowings under our senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum. As of March 31, 2013, we were in compliance with all debt covenants.

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

In the three months ended March 31, 2012, we borrowed $63.3 million and subsequently repaid $61.4 million under the facility. Effective September 1, 2012, we are no longer a participant in the Dean Foods receivables securitization program. Receivables sold by us to the entity on or prior to August 31, 2012 will continue to be collected by Dean Foods; however, any receivables generated by us subsequent to September 1, 2012 will not be sold into the receivables program.

Alpro Revolving Credit Facility

Our Alpro operations have access to a multi-currency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. Use of the proceeds under the facility is for working capital and other general corporate purposes of Alpro. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013. At March 31, 2013 and December 31, 2012, there were no outstanding borrowings under the facility.

8. Derivative Financial Instruments

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

The following table summarizes the terms of the interest rate swap agreements as of March 31, 2013:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000

We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheet. Losses on these contracts were immaterial for the three months ended March 31, 2013 and are recorded in other (income) expense in our unaudited condensed consolidated statements of operations. A summary of these open swap agreements recorded at fair value in our consolidated balance sheets at March 31, 2013 and December 31, 2012 is included in the table below.

Credit risk under these arrangements is believed to be remote as the counterparties to the interest rate swap agreements are major financial institutions; however, if any of the counterparties to the swap agreements become unable to fulfill their obligation, we may lose the financial benefits of these arrangements.

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

Foreign Currency

Our international operations represented approximately 24% and 17% of our long-lived assets and net sales, respectively, as of and for the three months ended March 31, 2013. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

As of March 31, 2013 and December 31, 2012, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts—current (1)	$—	$—	$126	$489
Derivatives not designated as Hedging Instruments
Interest rate swap contracts—current (1)	—	—	18,288	18,262
Interest rate swap contracts—noncurrent (2)	—	—	44,118	48,669

Total derivatives	$—	$—	$62,532	$67,420

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited condensed consolidated balance sheets.
(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our unaudited condensed consolidated balance sheets.

We recognized a gain of $0.8 million and a loss of $0.2 million for the three months ended March 31, 2013 and 2012, respectively, on our foreign currency contracts. These gains and losses are recorded in cost of sales in our unaudited condensed consolidated statements of operations.

Based on current commodity prices and exchange rates, we estimate that $0.1 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 is as follows:

	Fair value as of March 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Liability—Foreign currency contracts	$126	$—	$126	$—
Liability—Interest rate swap contracts	62,406	—	62,406	—

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Liability—Foreign currency contracts	$489	$—	$489	$—
Liability—Interest rate swap contracts	66,931	—	66,931	—

The fair value of our interest rate swaps is determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The fair value of our foreign currency contracts is based on the notional amounts and rates under the contracts and observable market forward exchange rates. We classify these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals and observable market transactions of spot currency rates and forward currency prices. We did not significantly change our valuation techniques from prior periods.

Due to their near-term maturities, the carrying amounts of trade accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facilities are variable, their fair values approximate their carrying values.

9. Share-Based Compensation

Certain of the Company’s employees participate in share-based compensation plans sponsored by Dean Foods. These plans provide employees with restricted stock units or options to purchase shares of Dean Foods’ common stock. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Dean Foods for stock and options granted specifically to our employees has been reflected in the Company’s unaudited condensed consolidated statements of operations. These amounts were based on the awards and terms previously granted to our employees, but may not reflect the equity awards or results that we would have experienced or expect to experience as a stand-alone public company. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering. Prior to completion of the initial public offering, expenses related to the corporate employees of Dean Foods were allocated based on the Company’s percentage of Dean Foods’ total sales and totaled $1.0 million for the three months ended March 31, 2012.

For the Dean Foods plans, the share and unit data presented in the tables below only reflect the costs that were directly attributable to the Company’s employees and none of the allocated expenses of Dean Foods’ corporate employees.

On August 7, 2012, the Dean Foods Compensation Committee, the Dean Foods board of directors, and our board of directors approved the terms of our 2012 Stock Incentive Plan (the “2012 SIP”). In connection with our initial public offering, 20 million shares of our Class A common stock were reserved for issuance under the 2012 SIP upon the exercise of stock options, restricted stock units, or restricted stock that will be issued to our employees and non-employee directors. The 2012 SIP also includes awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. With the exception of the awards granted in connection with the initial public offering, unvested awards vest immediately upon a change of control and in the following additional circumstances: (i) an employee with 10 years of service retires after reaching the age of 55, (ii) an employee retires after reaching the age of 65, and (iii) in certain cases upon death or qualified disability.

Dean Foods Stock Options

The following table summarizes stock option activity during the first quarter of 2013:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2013	6,845,250	$18.45
Granted	—	—
Forfeited and cancelled(1)	(227,361)	18.09
Exercised	(89,916)	12.26
Transferred(2)	907,853	21.49

Options outstanding at March 31, 2013	7,435,826	18.91	5.26	$18,087,012

Options exercisable at March 31, 2013	6,189,585	$20.38	4.59	$9,956,681

(1)	Pursuant to the terms of Dean Foods stock option plans, options that are cancelled or forfeited may be available for future grants.
(2)	Transferred options are attributable to employees that transferred to or from other Dean Foods’ divisions.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Three months ended March 31,
	2013 (1)	2012
Expected volatility	—	44%
Expected dividend yield	—	0%
Expected option term	—	5 years
Risk-free rate of return	—	0.88% to 0.89%

(1)	Dean Foods does not plan to grant any Dean Foods stock options to WhiteWave non-employee directors, executive officers, and employees during 2013.

WhiteWave Stock Options

The following table summarizes stock option activity during the first quarter of 2013:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2013	2,445,327	$16.98
Granted	1,230,095	15.16
Forfeited and cancelled(1)	—	—
Exercised	—	—

Options outstanding at March 31, 2013	3,675,422	16.37	9.67	$2,573,104

Options vested and expected to vest at March 31, 2013	3,498,720	16.37	9.67	2,438,230
Options exercisable at March 31, 2013	53,676	$15.16	9.88	$102,521

(1)	Pursuant to the terms of the SIP, options that are cancelled or forfeited may be available for future grants.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

Three months ended March 31, 2013
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.13%

Dean Foods Restricted Stock Units

The following table summarizes RSU activity during the first quarter of 2013:

RSUs outstanding January 1, 2013	786,710
RSUs issued	—
RSUs cancelled or forfeited(1)	(60,747)
Shares issued upon vesting of RSUs	(351,503)
RSUs transferred(2)	30,344
RSUs outstanding at March 31, 2013	404,804

Weighted average grant date fair value per share	$11.78

(1)	Pursuant to the terms of the stock unit plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.
(2)	Transferred RSUs are attributable to employees that transferred to or from other Dean Foods’ divisions.

WhiteWave Restricted Stock Units

The following table summarizes RSU activity during the first quarter of 2013:

RSUs outstanding January 1, 2013	674,681
RSUs issued	346,913
Shares issued upon vesting of RSUs	—
RSUs cancelled or forfeited(1)	—

RSUs outstanding at March 31, 2013	1,021,594

Weighted average grant date fair value per share	$16.36

(1)	Pursuant to the terms of the SIP, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

Dean Foods Cash Performance Units

In 2010, Dean Foods began granting cash performance units (“CPUs”) to employees as part of its long-term incentive compensation program under the terms of the 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to Dean Foods’ performance over a three-year period. The performance metric, as defined in the awards, is the performance of the Dean Foods stock price relative to that of a peer group of companies. The range of payout under the awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense related to the Company’s direct employees is recognized over the vesting period which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. In the periods subsequent to completion of our initial public offering, a corresponding liability has been recorded in other long-term liabilities in our unaudited condensed consolidated balance sheets.

In connection with our initial public offering, Dean Foods valued the 2011 and 2012 CPU awards for our executives based on performance as of December 31, 2012, instead of at the end of the originally scheduled 36-month performance periods. The cash value of these awards was paid out on a prorated basis during the three months ended March 31, 2013.

The following table summarizes CPU activity with respect to the 2011 and 2012 CPU awards during the first quarter of 2013:

Units
Outstanding at January 1, 2013	6,105,000
Granted	—
Converted/paid	(6,105,000)
Forfeited	—

Outstanding at March 31, 2013	—

Dean Foods Phantom Shares

In 2011, Dean Foods began granting phantom shares as part of its long-term incentive compensation program, which are similar to RSUs in that they are based on the price of Dean Foods stock and vest ratably over a three-year period, but are cash-settled based upon the value of Dean Foods stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. In the periods subsequent to completion of our initial public offering, a corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes the phantom share activity during the first quarter of 2013:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2013	397,618	$11.43
Granted	—	—
Converted/paid	(155,398)	11.10
Forfeited	(7,442)	11.45
Transferred(1)	2,566	11.90

Outstanding at March 31, 2013	237,344	$11.65

(1)	Transferred phantom shares are attributable to employees that transferred to or from other Dean Foods’ divisions.

WhiteWave Phantom Shares

We grant phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. A corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes the phantom share activity during the first quarter of 2013:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2013	225,771	$17.00
Granted	208,879	15.16
Converted/paid	—	—
Forfeited	(4,495)	16.12

Outstanding at March 31, 2013	430,155	$16.12

WhiteWave SARs

We grant SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. A corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes SAR activity during the first quarter of 2013:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2013	211,111	$17.00
Granted	82,582	15.16
Forfeited and cancelled(1)	—	—
Exercised	—	—

SARs outstanding at March 31, 2013	293,693	16.48	9.66	$172,509

SARs exercisable at March 31, 2013	—	$—	—	$—

(1)	Pursuant to the terms of the SIP, SARs that are cancelled or forfeited may be available for future grants.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

Three months ended March 31, 2013
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.13%

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods long-term incentive compensation plan in periods prior to completion of our initial public offering:

	Three months ended March 31,
	2013	2012
	(In thousands)
Share-based compensation expense funded Dean Foods
Dean Foods stock options	$—	$346
Dean Foods RSUs	—	743
Dean Foods CPUs	—	92
Dean Foods phantom shares	—	738

Total share-based compensation expense funded Dean Foods	$—	$1,919

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods equity classified plans, as well as expense related to the Company’s equity classified plans, in periods after the completion of our initial public offering:

	Three months ended March 31,
	2013	2012
	(In thousands)
Share-based compensation expense
Dean Foods stock options	$288	$—
Dean Foods RSUs	373	—
WhiteWave stock options	3,201	—
WhiteWave RSUs	2,950	—

Total share-based compensation expense	$6,812	$—

10. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013 were as follows (net of tax):

	Derivative instruments (1)	Pension adjustment (2)	Cumulative translation adjustment	Total
	(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income/(loss) before reclassifications	7	76	(15,523)	(15,440)
Amounts reclassified from accumulated other comprehensive income/(loss)	78	(22)	—	56

Net year-to-date other comprehensive income/(loss), net of taxes of $66	85	54	(15,523)	(15,384)

Balance at March 31, 2013	$(209)	$(1,764)	$(41,099)	$(43,072)

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 8 “Derivative Financial Instruments.”
(2)	The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 11 “Employee Retirement and Profit Sharing Plans.”

11. Employee Retirement and Profit Sharing Plans

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

	Three months ended March 31,
	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$440	$359
Interest cost	135	131
Expected return on plan assets	(88)	(49)
Amortization:
Prior service (credit)/cost	4	4
Unrecognized net (gain)/loss	18	1

Net periodic benefit cost	$509	$446

12. Commitments and Contingencies

Lease and Purchase Obligations

We lease certain property, plant, and equipment used in our operations under operating lease agreements. Such leases, which are primarily for office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $1.9 million for both of the three month periods ended March 31, 2013 and 2012.

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

Litigation, Investigations, and Audits

The Company is involved in various litigation, investigations, and audit proceedings in the normal course of business. It is management’s opinion, after consultation with counsel and a review of the facts, a material adverse effect on the financial position, liquidity, or results of operations, or cash flows of the Company is not probable or reasonably possible.

13. Segment, Geographic, and Customer Information

Our business is organized into two operating segments, North America and Europe, based on our go-to-market strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our CEO, monitors operating performance, allocates resources, and deploys capital.

The North America segment offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy product categories throughout North America, and our Europe segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers. We utilize five manufacturing plants, two distribution centers, and three strategic co-packers across the United States. Additionally, we have four plants across Europe in the United Kingdom, Belgium, France, and the Netherlands, each supported by an integrated supply chain. We also utilize a limited number of third party co-packers across Europe for plant-based beverages other than soy, such as almond and hazelnut, and for more specialized, low-volume products.

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

The reporting segments do not include the costs allocated to us by Dean Foods or costs incurred by us for certain corporate and shared service functions. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other.” Related party license income, further described in Note 14 “Related Party Transactions,” has also been excluded. Therefore, the measure of segment profit or loss presented below is before such items.

The following table presents the summarized income statement amounts by segment:

	Three months ended March 31,
	2013	2012
	(In thousands)
Total net sales:
North America	$507,017	$457,366
Europe	101,227	94,662

Total	$608,244	$552,028

Operating income:
North America	$56,211	$44,043
Europe	6,703	3,668

Total reportable segment operating income	62,914	47,711
Related party license income	—	10,473
Corporate and other	(20,921)	(9,320)

Total operating income	$41,993	$48,864
Other expense:
Interest expense	4,724	1,649
Other (income) expense, net	(220)	121

Income before income taxes	$37,489	$47,094

Depreciation and amortization:
North America	$14,873	$13,271
Europe	5,121	4,962

Total	$19,994	$18,233

Capital expenditures:
North America	$17,580	$18,442
Europe	3,154	1,859

Total	$20,734	$20,301

The following tables present sales amounts by product categories:

	Three months ended March 31,
	2013	2012
	(In thousands)
Total net sales:
North America
Plant-based food and beverages	$151,061	$132,427
Coffee creamers and beverages	214,032	191,076
Premium dairy	141,924	133,863

North America net sales	507,017	457,366
Europe
Plant-based food and beverages	101,227	94,662

Total net sales	$608,244	$552,028

The following table presents the summarized balance sheet amounts by segment:

	March 31, 2013	December 31, 2012
	(In thousands)
Assets:
North America	$1,595,344	$1,573,470
Europe	575,419	594,541

Total	$2,170,763	$2,168,011

Long-lived Assets:
North America	$1,338,627	$1,337,923
Europe	425,969	447,267

Total	$1,764,596	$1,785,190

Significant Customers

The Company had a single customer that represented 17.8% and 18.0% of our consolidated net sales in the three months ended March 31, 2013 and 2012, respectively. Sales to this customer were primarily included in our North America segment.

14. Related Party Transactions

Allocated Expenses

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $9.3 million in the three months ended March 31, 2012. These cost allocations are primarily reflected within general and administrative expenses in our unaudited condensed consolidated statements of operations as well as classified as “Corporate and other” in Note 13 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide many of these services on a transitional basis for a fee.

Upon completion of our initial public offering, we assumed responsibility for the costs of these functions. The allocations may not reflect the expense we would have incurred as a stand-alone public company for the three months ended March 31, 2012. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense during the three months ended March 31, 2012 had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during that three month period. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense, and debt issuance costs is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the three months ended March 31, 2012.

Cash Management

We use a centralized approach to cash management and financing of operations. Prior to completion of our initial public offering, Dean Foods provided financing, cash management, and other treasury services to us. Our North American cash balances were regularly swept by Dean Foods, and we received funding from Dean Foods for our operating and investing cash needs. Cash transferred to and from Dean Foods was historically recorded as intercompany payables and receivables that were reflected as a component of Dean Foods’ net investment in our unaudited condensed consolidated balance sheets. Since completion of our initial public offering, we have maintained separate cash management and financing functions for our operations.

Related Party Arrangements

Historically, related party transactions and activities involving Dean Foods and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist.

Prior to completion of our initial public offering, certain related party transactions were settled by either non-cash capital contributions from Dean Foods to us or non-cash capital distributions from us to Dean Foods and included as part of Dean Foods’ net investment. Other related party transactions that are settled in cash are reflected as related party receivables in our unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2013 and 2012, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our unaudited condensed consolidated statements of operations.

In connection with and effective as of our initial public offering, we entered into agreements that formalize ongoing commercial arrangements we have with Dean Foods and Morningstar, which are described below. Certain terms of these agreements were modified in connection with Dean Foods’ sale of Morningstar. These agreements are described in Note 2, “Transactions with Morningstar.”

Agreements with Fresh Dairy Direct

Fresh Dairy Direct (“FDD”) Sales and Distribution Agreement — We entered into an agreement with two wholly-owned subsidiaries of Dean Foods, Suiza Dairy Group, LLC (“Suiza Dairy”) and Dean Dairy Holdings, LLC (“Dean Dairy”), pursuant to which those subsidiaries continue to sell and distribute certain WhiteWave products for a fixed initial term of up to 18 months, depending on the product and customer. This agreement modifies our historical intercompany arrangements and reflects new pricing.

FDD Co-Packing Agreement — Additionally, we entered into a separate manufacturing agreement with Suiza Dairy and Dean Dairy pursuant to which those subsidiaries continue manufacturing WhiteWave fresh organic milk products on our behalf for a term of 18 months. The agreement formalizes our historical intercompany arrangements.

FDD Cream Supply Agreement — We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we continue to purchase cream from such subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. This agreement formalizes our historical intercompany arrangements.

Termination of Intellectual Property License Agreement

Historically, the Company was party to a license agreement with Morningstar, pursuant to which Morningstar had the right to use the Company’s intellectual property in the manufacture of certain products for a fee. For the three months ended March 31, 2012, related party license income was recorded within operating income in our unaudited condensed consolidated statements of operations in the amount of $10.5 million.

In conjunction with the license agreement, a loan agreement was entered into, pursuant to which the Company extended a line of credit to Morningstar related to the license income under the license agreement. Prior to completion of our initial public offering, there were no repayments of this loan and no future plans to settle the outstanding balance; therefore, the principal and associated accrued interest was shown in Dean Foods’ net investment as of December 31, 2011. The interest term on the loan to Morningstar was LIBOR plus 2% and recorded in interest income in our unaudited condensed consolidated statements of operations. Interest income for the three months ended March 31, 2012 was $1.9 million.

In connection with our initial public offering, we and Morningstar agreed to terminate this license agreement and related loan. We no longer receive license income or related interest income associated with these historical agreements. In addition, we entered into an agreement and transferred the intellectual property subject to the license agreement to Morningstar so that Morningstar has the requisite intellectual property and manufacturing know-how to produce and sell its products and brands. All intellectual property related to and necessary for the production of our products and brands was retained.

License Agreement with Dean Foods

We entered into an agreement with Dean Foods pursuant to which we have an exclusive license to manufacture and sell shelf stable aseptic flavored and white milk under Dean Foods’ TruMoo brand in certain retail channels and to designated foodservice accounts throughout North America in exchange for payment of a royalty. The initial term of the agreement is December 2012 through December 31, 2017, with automatic one-year renewals thereafter so long as we achieve specified volume thresholds and minimum royalties. We incurred immaterial royalty obligations under this agreement during the three months ended March 31, 2013.

Transition Services Agreement

We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Our services consist primarily of marketing and research and development, while Dean Foods’ provides supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other transitional services. Both Dean Foods’ and our services continue for a specified initial term, which vary with the types of services provided, unless terminated earlier or extended according to the terms of the transition services agreement. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services. Dean Foods has charged us $9.5 million and we have charged Dean Foods $1.7 million for services rendered under the transition services agreement for the three months ended March 31, 2013.

Guarantees

We have historically guaranteed debt issued by Dean Foods, including the Dean Foods senior secured credit facility and the Dean Foods senior notes, on a joint and several basis. Prior to completion of our initial public offering, as this was an intercompany guarantee, the Company had not recognized an indemnification liability or any income associated with this guarantee in its unaudited condensed consolidated financial statements. Our guarantees of Dean Foods’ debt, including the Dean Foods senior secured credit facility and the Dean Foods senior notes, terminated upon completion of our initial public offering.

15. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. The contribution of WWF Operating Company (“WWF Opco”) to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the shares outstanding for WhiteWave and WWF Opco for all periods presented. For the period prior to completion of our initial public offering, the same number of Class B shares is being used for basic and diluted earnings per share, as no WhiteWave Class A common stock or equity awards were outstanding. The outstanding shares of Class B common stock give effect to Dean Foods’ contribution of WWF Opco’s capital stock to WhiteWave.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$23,998	$31,308
Denominator:
Average common shares	173,000,000	150,000,000
Basic earnings per share	$0.14	$0.21
Diluted earnings per share computation:
Numerator:
Net income	$23,998	$31,308
Denominator:
Average common shares—basic	173,000,000	150,000,000
Stock option conversion(1)	27,079	—
Stock units (2)	105,838	—
Average common shares—diluted	173,132,917	150,000,000
Diluted earnings per share	$0.14	$0.21

(1)	2,445,327 anti-dilutive options were excluded from the calculation for the three months ended March 31, 2013.
(2)	52 anti-dilutive RSUs were excluded from the calculation for the three months ended March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Spin-Off from Dean Foods on May 23, 2013

On May 1, 2013, Dean Foods announced that its board of directors has authorized the distribution to Dean Foods stockholders of an aggregate of 47,686,000 shares of WhiteWave Class A common stock and 67,914,000 shares of WhiteWave Class

B common stock on May 23, 2013, the distribution date, as a pro rata dividend on shares of Dean Foods common stock outstanding at the close of business on the record date of May 17, 2013. Since our initial public offering in October 2012, Dean Foods has owned an 86.7% economic interest and a 98.5% voting interest in our outstanding common stock. When the distribution is complete, Dean Foods will continue to own approximately 19.9% of our outstanding common stock. Dean Foods expects to dispose of its remaining shares of WhiteWave Class A common stock within 18 months after the distribution in one or more debt-for-equity exchanges or other tax-free dispositions.

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

Manufacturing and warehousing capacity constraints

Our recent growth has significantly increased our plant and warehouse utilization rates, particularly in the United States. In response, we have increasingly relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, in order to serve increasing customer demand, capacity constraints create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. We will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements. At the same time, we will continue to invest to expand our internal production and warehousing capabilities, such as our Dallas, Texas manufacturing facility which commenced operations in the fourth quarter of 2011.

Matters Affecting Comparability

Our results of operations for the three months ended March 31, 2013 and 2012 were affected by the following:

Corporate Costs

Prior to the completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $9.3 million in the three months ended March 31, 2012. Following the IPO, we are incurring direct costs associated with our stand-alone corporate structure. Such direct costs also include certain non-recurring transitional costs incurred to establish our own stand-alone corporate functions.

Morningstar and Dean Foods Commercial Agreements

In conjunction with our initial public offering on October 31, 2012, WhiteWave entered into several commercial agreements with Morningstar and Dean Foods’ FDD division which modified the terms of the historical arrangements. Those agreements alter the price that FDD pays WhiteWave for WhiteWave branded products, the cost WhiteWave pays for products produced and supplied by Morningstar and FDD to WhiteWave, and it eliminates the historical intellectual property agreement for which Morningstar paid a license fee to WhiteWave. In addition, it transfers certain LAND O LAKES branded products from WhiteWave to FDD and other products from Morningstar to WhiteWave. Finally, a transitional services agreement was implemented between the various parties.

These Morningstar and Dean Foods commercial agreements are discussed in more detail in our final prospectus filed with the Securities and Exchange Commission on October 26, 2012 pursuant to Rule 424(b).

Discontinued Operations

In the second quarter of 2011, we began evaluating strategic alternatives related to our 50%-owned joint venture with Hero Group. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. During the first quarter of 2012, we completed the shutdown of operations. As of the end of 2012, the Hero joint venture wind down was completed.

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

Results of Operations

Our historical consolidated financial statements, which are discussed below, are prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and asset and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company for the three months ended March 31, 2012.

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales.

	Three Months Ended March 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$584.5		$522.7
Net sales to related parties	21.9		29.3
Transitional sales fees	1.8		—

Total net sales	608.2	100.0%	552.0	100.0%
Cost of sales	389.7	64.1%	359.6	65.1%

Gross profit (1)	218.5	35.9%	192.4	34.9%
Related party license income	—	0.0%	10.5	1.9%
Operating costs and expenses
Selling and distribution	125.9	20.7%	119.0	21.6%
General and administrative	50.6	8.3%	35.0	6.3%

Total operating costs	176.5	29.0%	154.0	27.9%

Operating income	$42.0	6.9%	$48.9	8.9%

(1)	We include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of sales.

The key performance indicators for both of our reportable segments are net sales dollars, gross profit, and operating costs and expenses, which are presented in the segment results tables and discussion below.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below.

	Three Months Ended March 31,
			$	%
			Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
		(Dollars in millions)
North America	$507.0	$457.3	$49.7	10.9%
Europe	101.2	94.7	6.5	6.9%

Total	$608.2	$552.0	$56.2	10.2%

The changes in total net sales were due to the following:

	Change in Net Sales Three Months Ended March 31, 2013 vs. March 31,2012

	Volume	Pricing and product mix changes	Total increase / (decrease)
		(in millions)
North America	$38.7	$11.0	$49.7
Europe	6.7	(0.2)	6.5

Total	$45.4	$10.8	$56.2

Total net sales — Consolidated total net sales increased $56.2 million, or 10.2%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase was primarily driven by volume growth in both the North America and the Europe segments. Net sales in North America were also enhanced by a favorable mix of products sold, along with the impact of pricing actions that were implemented on premium dairy products late in the first quarter of 2012.

Cost of sales — Cost of sales increased $30.1 million, or 8.4%, for the three months ended March 31, 2013 compared to the same period in 2012. This increase was primarily driven by sales volume growth, coupled with higher commodity and other input costs. These increases were partially offset by cost reduction initiatives.

Gross profit — Gross profit margin increased to 35.9% for the three months ended March 31, 2013 compared to 34.9% for the same period in 2012. The increase was principally driven by a favorable mix of products sold in the North America segment. Gross profit also benefited in 2013 from the impact of the new commercial agreements with current and former Dean Foods subsidiaries. The net profit from the sales of WhiteWave products generated by Morningstar is reflected as transitional sales fees until those sales are transitioned to us.

Related party license income — Related party license income decreased $10.5 million for the three months ended March 31, 2013 compared to the same period in 2012. This decrease was driven by the termination of the associated license agreement which historically contained a fee paid to WhiteWave in exchange for intellectual property Morningstar needed to produce and sell its products. In connection with our initial public offering, that intellectual property was transferred to Morningstar and the fee arrangement concluded.

Operating costs and expenses — Operating costs and expenses increased by $22.5 million, or 14.6%, for the three months ended March 31, 2013 compared to the same period in 2012. Selling and distribution expenses increased $6.9 million, or 5.8%, driven by higher sales volumes, along with higher warehousing and distribution costs in our North America segment driven by capacity constraints. These increases were partially offset by lower marketing spending in the Europe segment. General and administrative expenses increased $15.6 million, or 44.6%. In 2012, prior to the completion of our initial public offering, general and administrative expenses included allocations from Dean Foods, while in 2013, we are incurring direct costs associated with our stand-alone corporate structure. The current year general and administrative costs also include $2.4 million of expenses associated with equity awards (the “IPO Grants”) issued in connection with our initial public offering, along with $3.1 million of non-recurring transitional costs incurred to establish our own stand-alone corporate functions.

Income taxes — Income tax expense was recorded at an effective tax rate of 36.0% for the three months of 2013 compared to 33.5% for the same period in 2012. The effective tax rate for the period ending March 31, 2013 increased as a result of state tax audit proceedings and other tax adjustments. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Three Months Ended March 31,
	2013		2012
	Dollars	Percent	Dollars	Percent	$ Change	% Change
		(Dollars in millions)
Net sales	$483.3		$428.0		$55.3	12.9%
Net sales to related parties	21.9		29.3		(7.4)	(25.3%)
Transitional sales fees	1.8		—		1.8	n/m

Total net sales	507.0	100.0%	457.3	100.0%	49.7	10.9%
Cost of sales	329.7	65.0%	305.2	66.7%	24.5	8.0%

Gross profit	177.3	35.0%	152.1	33.3%	25.2	16.6%
Operating costs and expenses	121.1	23.9%	108.1	23.7%	13.0	12.0%

Operating income	$56.2	11.1%	$44.0	9.6%	$12.2	27.7%

Total net sales — Total net sales increased $49.7 million, or 10.9%, for the three months ended March 31, 2013 compared to the same period in 2012. This increase was primarily driven by volume growth across all product categories, but particularly coffee creamers and beverages and plant-based foods and beverages due to strong category growth and innovation. Net sales were also enhanced by a favorable mix of products sold, along with the impact of pricing actions that were implemented on premium dairy products late in the first quarter of 2012.

Cost of sales — Cost of sales increased $24.5 million, or 8.0%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase was primarily driven by sales volume growth, along with higher input costs, particularly organic milk.

Gross profit — Gross profit margin increased to 35.0% for the three months ended March 31, 2013 compared to 33.3% for the same period in 2012. This increase in gross margin percentage was driven by a favorable mix of products sold in the North America segment. Gross profit also benefited in 2013 from the impact of the new commercial agreements with current and former Dean Foods subsidiaries. The net profit from sales of WhiteWave products generated by Morningstar is reflected as transitional sales fees until those sales are transitioned to us, which is expected to occur over the balance of 2013.

Operating costs and expenses — Operating expenses increased $13.0 million, or 12.0%, for the three months ended March 31, 2013 compared to the same period in 2012. This increase was driven by higher selling and distribution costs as a result of higher sales volumes, coupled with an increase in warehousing and related distribution costs driven by capacity constraints. We expect these costs to remain elevated throughout 2013.

Marketing expenses were relatively flat year-over-year, while general and administrative costs increased $3.5 million primarily due to additional headcount and higher legal expenses.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Three Months Ended March 31,
	2013		2012
	Dollars	Percent	Dollars	Percent	$ Change	% Change
		(Dollars in millions)
Net sales	$101.2	100.0%	$94.7	100.0%	$6.5	6.9%
Cost of sales	60.0	59.3%	54.4	57.4%	5.6	10.3%

Gross profit	41.2	40.7%	40.3	42.6%	0.9	2.2%
Operating costs and expenses	34.5	34.1%	36.6	38.7%	(2.1)	(5.7%)

Operating income	$6.7	6.6%	$3.7	3.9%	$3.0	81.1%

Net sales — Net sales increased $6.5 million, or 6.9%, for the three months ended March 31, 2013 compared to the same period in 2012, driven principally by volume growth in yogurt and non-soy drinks, led by almond, which was introduced in the prior year. Volume growth in the Europe segment continues to be driven by strong performance in our core geographies in Northern Europe, while our performance in Southern Europe remains mixed.

Cost of sales — Cost of sales increased $5.6 million, or 10.3%, for the three months ended March 31, 2013 compared to the same period in 2012. This increase was a result of higher sales volumes, coupled with the impact of higher commodity costs, primarily for soybeans and ingredients such as sugar and flavorings.

Gross profit — Gross profit margin decreased to 40.7% for the three months ended March 31, 2013 compared to 42.6% for the same period in 2012. This decrease was driven by higher commodity and other input costs, coupled with slightly lower net pricing driven by an increase in trade promotional activity.

Operating costs and expenses — Operating expenses decreased $2.1 million or 5.7% for the three months ended March 31, 2013 compared to the same period in 2012. This was principally driven by a $3.8 million decrease in marketing spending. Marketing spending was abnormally high in the same period in the prior year driven by the significant level of new products launched in the first quarter of 2012. This was partially offset by higher distribution expenses due to an increase in sales volumes, coupled with a modest increase in general and administrative expenses driven by higher employee-related costs.

Liquidity and Capital Resources

General

Historically, Dean Foods has provided financing, cash management, and other treasury services to us. Our North American cash balances have been regularly swept by Dean Foods, and we have received funding from Dean Foods for our operating and investing cash needs. Cash transferred to and from Dean Foods has historically been recorded as intercompany payables and receivables that are reflected as a component of Dean Food’s net investment in the accompanying unaudited condensed consolidated financial statements. Since the completion of our initial public offering, we have maintained separate cash management and financing functions for our operations.

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

As of May 1, 2013, we had outstanding borrowings of approximately $738.0 million under our $1.35 billion senior secured credit facilities, of which approximately $496.3 million consists of term loan borrowings and $241.7 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. We had additional borrowing capacity of approximately $608.3 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

The terms of the senior secured credit facilities include the following:

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility and October 31, 2019 for the term loan A-2 facility;

•

required amortization repayment in quarterly installments of the following on the original $250 million term loan A-1 facility: $12.5 million in 2013 and 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017 with the balance at maturity, and, in the case of the original $250 million term loan A-2 facility, $2.5 million in 2013 through 2019 with the balance at maturity;

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

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. Borrowings under our senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the original $250 million term loan A-2 facility, LIBOR plus 2.00% per annum. As of March 31, 2013, we were in compliance with all debt covenants.

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

The subsidiary revolving credit facility makes available up to €1 million (or its currency equivalent) letters of credit. At March 31, 2013 and December 31, 2012, there were no outstanding borrowings under this facility. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013.

In connection with Dean Foods’ sale of Morningstar, we agreed to terminate an option to purchase plant capacity and property at a Morningstar facility, sell to Morningstar certain manufacturing equipment used to produce certain WhiteWave products, and execute certain other transactions. The agreement was executed on December 2, 2012, but became effective on January 3, 2013, and we received proceeds of $60 million as consideration. This transaction was accounted for as a contribution to equity and the proceeds were used to repay a portion of the outstanding balance under the senior secured credit facilities.

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

As of March 31, 2013, $55.6 million of our total cash on hand of $57.3 million was attributable to our foreign operations. We repatriated approximately €55.0 million ($71 million) from our foreign operations to Dean Foods during the second quarter of 2012. We currently anticipate leaving the remaining cash attributable to our foreign operations in these foreign jurisdictions.

Pre-Initial Public Offering Indebtedness

On July 9, 2009, we were allocated $440.3 million from Dean Foods’ senior secured credit facility to fund our acquisition of Alpro. Interest expense had been allocated to us in the same proportion as our allocated debt. In connection with our initial public offering, the principal balances associated with this allocated portion of the senior secured credit facility were settled as a contribution to our capital from Dean Foods.

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

Historical Cash Flow

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
	2013	2012	Change
	(In millions)
Net cash flows from:
Operating activities	$(11.2)	$44.6	$(55.8)
Investing activities	41.0	(20.1)	61.1
Financing activities	(39.2)	(10.9)	(28.3)
Discontinued operations (operating, investing, and financing)	—	(1.7)	1.7
Effect of exchange rate changes on cash and cash equivalents	(2.6)	1.8	(4.4)

Net (decrease) increase in cash and cash equivalents	$(12.0)	$13.7	$(25.7)

Operating Activities

Net cash used in operating activities from continuing operations was $11.2 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of $44.6 million for the three months ended March 31, 2012. The change was primarily due to working capital changes, including an increase in trade accounts receivable driven by an increase in sales and in the timing of receivables collections and a decrease in accounts payable and accrued expenses driven by the payment of our 2012 incentive plans.

Investing Activities

Net cash provided by investing activities from continuing operations was $41.0 million for the three months ended March 31, 2013 compared to net cash used in investing activities $20.1 million for the three months ended March 31, 2012. The change was primarily driven by an increase in proceeds from the sale of fixed assets to Morningstar. Capital expenditures were $20.7 million in the first three months of 2013, compared to $20.3 million in the first three months of 2012.

Financing Activities

Net cash used in financing activities from continuing operations was $39.2 million for the three months ended March 31, 2013 compared to $10.9 million for the three months ended March 31, 2012. The change was primarily due to repayments made, net of proceeds received, related to our revolving credit facility and a decrease in distributions made to Dean Foods.

Contractual Obligations and Other Long-Term Liabilities

There have been no material changes outside the ordinary course of business to the contractual obligations, including indebtedness and purchase and lease obligation, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies

The process of preparing our consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual results may differ materially from these estimates. We have identified the following policies as critical accounting policies:

•	Goodwill and Intangible Assets;

•	Revenue Recognition, Sales Incentives, and Trade Accounts Receivable;

•	Property, Plant, and Equipment;

•	Employee Benefit Plans; and

•	Income Taxes.

These critical accounting policies are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

On January 1, 2013, we adopted changes issued by the FASB on the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements, the adoption of these changes had no impact on our unaudited condensed consolidated financial statements. See Note 10 of our unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2012, we reported that our Mt. Crawford, VA plant experienced several discharges of pH and biochemical oxygen demand limitations in excess of the plant’s waste water discharge permit. We also reported that the Harrisonburg-Rockingham Regional Sewer Authority (“HRRSA”) had sent us Notices of Violation citing violations of the waste water discharge permit and proposing to assess us a $100,000 civil penalty, and that we had submitted a corrective action plan to the HRRSA. On April 2, 2013, the Company and the HRRSA signed a Consent Order resolving the matter. The Consent Order incorporated a corrective action plan and provided that the Company would pay to the HRSSA (i) approximately $390,000 to cover water treatment costs and other expenses, and (ii) $10,000, which is 10% of the assessed civil penalty. The remaining 90% of the civil penalty assessed by the HRSSA has been suspended and will be withdrawn upon the condition that there are no additional material permit violations at the Mt. Crawford, VA plant through December 31, 2013.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 6.	Exhibits

10.1	Fiscal Year 2013 Short-Term Incentive Compensation Plan—Corporate

10.2	Fiscal Year 2013 Short-Term Incentive Compensation Plan—Alpro

10.3	Form of 2013 Restricted Stock Unit Award Agreement for Executive Officers

10.4	Form of 2013 Stock Option Award Agreement for Executive Officers

10.5	Form of Change in Control Agreement dated May 1, 2013 between The WhiteWave Foods Company and Gregg L. Engles, Blaine E. McPeak and Thomas N. Zanetich

10.6	Form of Change in Control Agreement dated May 1, 2013 between The WhiteWave Foods Company and Kelly J. Haecker, Edward F. Fugger and Roger E. Theodoredis

10.7	Amended and Restated Tax Matters Agreement dated May 1, 2013 between Dean Foods Company and The WhiteWave Foods Company

10.8	The WhiteWave Executive Severance Pay Plan, effective May 24, 2013

10.9	Form of Restricted Stock Award Agreement for Non-Employee Directors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the quarters ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Equity for the quarters ended March 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WHITEWAVE FOODS COMPANY

/s/ James T. Hau
James T. Hau
Vice President and Chief Accounting Officer

May 9, 2013