Form 10-Q
period 2013-06-30
WHITEWAVE FOODS Co
filed 2013-08-09
CIK 1555365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 001-35708

The WhiteWave Foods Company

(Exact name of the registrant as specified in its charter)

Delaware	46-0631061
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1225 Seventeenth Street, Suite 1000

Denver, Colorado 80202

(303) 635-4500

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

As of July 31, 2013, there were 105,177,565 outstanding shares of Class A common stock, par value $0.01 per share, and 67,913,310 outstanding shares of Class B common stock, par value $0.01 per share.

ii

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The WhiteWave Foods Company

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$72,113	$69,373
Trade receivables, net of allowance of $1,332 and $ 1,171	145,464	105,592
Related party receivables	—	17,912
Income tax receivable	2,965	—
Inventories	179,308	146,647
Deferred income taxes	21,594	21,044
Prepaid expenses and other current assets	21,327	22,253

Total current assets	442,771	382,821
Property, plant, and equipment, net	633,177	624,642
Identifiable intangible and other assets, net	392,483	394,962
Goodwill	762,940	765,586

Total Assets	$2,231,371	$2,168,011

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$319,365	$295,864
Current portion of debt	15,000	15,000
Income taxes payable	—	11,678

Total current liabilities	334,365	322,542
Long-term debt	706,600	765,550
Deferred income taxes	248,528	218,285
Other long-term liabilities	57,914	76,678
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Class A common stock, $0.01 par value; 1,700,000,000 shares authorized; 105,106,881 issued and outstanding at June 30, 2013; 23,000,000 issued and outstanding at December 31, 2012	1,051	230
Class B common stock, $0.01 par value; 175,000,000 shares authorized; 67,914,000 issued and outstanding at June 30, 2013; 150,000,000 issued and outstanding at December 31, 2012	679	1,500
Additional paid-in capital	846,632	792,828
Retained earnings	73,293	18,086
Accumulated other comprehensive loss	(37,691)	(27,688)

Total equity	883,964	784,956

Total Liabilities and Equity	$2,231,371	$2,168,011

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Net sales	$600,827	$528,154	$1,185,335	$1,050,884
Net sales to related parties	15,163	26,292	37,062	55,590
Transitional sales fees	—	—	1,837	—

Total net sales	615,990	554,446	1,224,234	1,106,474
Cost of sales	391,777	359,295	781,478	718,883

Gross profit	224,213	195,151	442,756	387,591
Related party license income	—	10,843	—	21,316
Operating costs and expenses:
Selling and distribution	138,346	123,870	264,284	242,857
General and administrative	43,913	39,917	94,525	74,979

Total operating costs and expenses	182,259	163,787	358,809	317,836

Operating income	41,954	42,207	83,947	91,071
Other (income) expense:
Interest expense	4,737	961	9,461	2,610
Other (income) expense, net	(8,173)	562	(8,393)	683

Total other (income) expense	(3,436)	1,523	1,068	3,293

Income before income taxes	45,390	40,684	82,879	87,778
Income tax expense	14,181	14,301	27,672	30,087

Net income	$31,209	$26,383	$55,207	$57,691

Average common shares:
Basic	173,005,352	150,000,000	173,002,691	150,000,000
Diluted	173,909,653	150,000,000	173,567,934	150,000,000
Basic earnings per common share:
Net income	$0.18	$0.18	$0.32	$0.39
Diluted earnings per common share:
Net income	$0.18	$0.18	$0.32	$0.39

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$31,209	$26,383	$55,207	$57,691
Other comprehensive income (loss), net of tax
Net change in minimum pension liability	(26)	44	28	18
Foreign currency translation adjustment	5,407	(18,783)	(10,116)	(6,418)
Change in fair value of derivative instruments	—	186	85	(122)

Other comprehensive income (loss), net of tax	5,381	(18,553)	(10,003)	(6,522)

Comprehensive income	$36,590	$7,830	$45,204	$51,169

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Equity

(Unaudited)

	Common Stock - Class A	Common Stock - Class B	Additional Paid- In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
				(In thousands)
Balance at December 31, 2012	$230	$1,500	$792,828	$18,086	$—	$(27,688)	$—	$784,956
Net income	—	—	—	55,207	—	—	—	55,207
Share-based compensation	—	—	10,093	—	—	—	—	10,093
Contributions to equity	—	—	43,711	—	—	—	—	43,711
Conversion of Class B common stock common stock held by Dean Foods into Class A common stock (Note 1)	821	(821)	—	—	—	—	—	—
Other comprehensive income (loss):
Change in minimum pension liability, net of tax of $12	—	—	—	—	—	28	—	28
Foreign currency translation adjustment	—	—	—	—	—	(10,116)	—	(10,116)
Change in fair value of derivative instruments, net of tax of $38	—	—	—	—	—	85	—	85

Balance at June 30, 2013	$1,051	$679	$846,632	$73,293	$—	$(37,691)	$—	$883,964

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Equity

(Unaudited)

	Common Stock - Class A	Common Stock - Class B	Additional Paid- In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
				(In thousands)
Balance at December 31, 2011	$—	$—	$—	$—	$1,172,254	$(36,335)	$4,767	$1,140,686
Net income	—	—	—	—	57,691	—	—	57,691
Change in Dean Foods’ net investment	—	—	—	—	(115,301)	—	—	(115,301)
Share-based compensation funded by Dean Foods	—	—	—	—	4,361	—	—	4,361
Wind-down of joint venture	—	—	—	—	—	—	(4,767)	(4,767)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $8	—	—	—	—	—	18	—	18
Foreign currency translation adjustment	—	—	—	—	—	(6,418)	—	(6,418)
Change in fair value of derivative instruments, net of tax of $30	—	—	—	—	—	(122)	—	(122)

Balance at June 30, 2012	$—	$—	$—	$—	$1,119,005	$(42,857)	$—	$1,076,148

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,207	$57,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,975	36,244
Share-based compensation expense	10,093	4,361
Amortization of debt issuance costs	1,207	628
(Gain) loss on diposals and other, net	(847)	8,187
Deferred income taxes	18,582	131
Other	(7,849)	2,403
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Trade receivables, net	(41,393)	(3,055)
Related party receivables	17,912	239
Inventories	(33,329)	(17,232)
Prepaid expenses and other assets	(2,625)	1,455
Accounts payable and accrued expenses	14,749	10,759
Income taxes payable	(15,940)	(357)

Net cash provided by operating activities — continuing operations	55,742	101,454
Net cash provided by operating activities — discontinued operations	—	—

Net cash provided by operating activities	55,742	101,454
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	(53,021)	(41,130)
Proceeds from recoveries	—	3,356
Proceeds from sale of fixed assets	61,956	483

Net cash provided by/ (used in) investing activities — continuing operations	8,935	(37,291)
Net cash used in investing activities — discontinued operations	—	(1,731)

Net cash provided by/ (used in) investing activities	8,935	(39,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Dean Foods, net	(871)	(113,622)
Repayment of debt	(7,500)	—
Proceeds from revolver line of credit	307,600	—
Payments for revolver line of credit	(359,050)	—
Proceeds from receivables-backed facility	—	117,462
Payments for receivables-backed facility	—	(120,961)
Payment of deferred financing costs	(16)	—

Net cash used in financing activities — continuing operations	(59,837)	(117,121)
Net cash provided by financing activities — discontinued operations	—	24

Net cash used in financing activities	(59,837)	(117,097)
Effect of exchange rate changes on cash and cash equivalents	(2,100)	(948)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,740	(55,613)
Cash and cash equivalents, beginning of period	69,373	96,987

Cash and cash equivalents, end of period	$72,113	$41,374

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity — Distribution to Dean Foods	22,950	—
Non-cash activity — Contribution from Dean Foods	10,797	—

See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2013 and 2012

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

Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 19, 2013. In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. Our results of operations for the three and six months ended June 30, 2013 and 2012 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

For periods prior to the completion of our initial public offering on October 31, 2012, our condensed consolidated financial statements have been prepared on a stand-alone basis and derived from Dean Foods Company’s (“Dean Foods”) consolidated financial statements and accounting records using the historical results of operations, and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company for the three and six months ended June 30, 2012.

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions have been allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as share-based compensation expense attributable to our employees and an allocation of share-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $14.4 million and $23.8 million in the three and six months ended June 30, 2012, respectively. These allocations include $4.0 million of transaction costs incurred in the second quarter of 2012 related to our initial public offering. These cost allocations are primarily reflected within general and administrative expenses in our unaudited condensed consolidated statements of operations as well as classified as “Corporate and other” in Note 13 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide some of these services on a transitional basis for a fee.

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

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense and debt issuance costs is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the three and six months ended June 30, 2012. See Note 7 “Debt and Allocated Portion of Dean Foods’ Debt.”

Certain reclassifications of previously reported assets, depreciation and amortization and capital expenditures have been made to conform to the current year presentation in Note 13 “Segment, Geographic, and Customer Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets.

Completion of Spin-Off from Dean Foods— On May 23, 2013, Dean Foods distributed (the “Distribution”) to its stockholders an aggregate of 47,686,000 shares of our Class A common stock and 67,914,000 shares of our Class B common stock as a pro rata dividend to Dean Foods stockholders at the close of business on May 17, 2013, the record date for the Distribution. Effective upon the Distribution, and in accordance with the terms of our amended and restated certificate of incorporation, we reduced the number of votes per share of our Class B common stock with respect to all matters submitted to a vote of our stockholders, other than the election and removal of directors, to one vote per share.

Prior to the Distribution, Dean Foods converted 82,086,000 shares of our Class B common stock into 82,086,000 shares of our Class A common stock in accordance with the terms of our amended and restated certificate of incorporation, of which 47,686,000 shares of Class A common stock were distributed to Dean Foods stockholders in the Distribution. As a result of and immediately after the Distribution, Dean Foods owns 34,400,000 shares of our Class A Common stock and no shares of our Class B common stock. Under the terms of the separation and distribution agreement, Dean Foods is required to dispose of any remaining ownership interest in us within three years of the Distribution, or May 23, 2016. However, on July 25, 2013 Dean Foods disposed of all of its remaining 34,400,000 shares of our Class A common stock in a registered public offering. As a result of and immediately after the closing of this offering, Dean Foods no longer owns any shares of our common stock and has no ownership interest in us. We did not receive any proceeds from this offering.

Recently Issued Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, including changes in balances by component, significant items reclassified out of accumulated other comprehensive income and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. See Note 10 “Accumulated Other Comprehensive Loss.” Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

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

Transitional Sales Agreements

In connection with and effective as of our initial public offering, we entered into an agreement with Morningstar, a then wholly-owned Dean Foods subsidiary, pursuant to which Morningstar transfers back to us responsibility for sales and associated costs of certain WhiteWave products over a term of up to nine months after the completion of the Morningstar sale. During the three and six months ended June 30, 2013, Morningstar provided certain transitional services to us which include, but are not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remits to us the cash representing the net profit collected from these product sales until such time as the sales are transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2013. The sales transition was substantially completed during the early part of the second quarter.

We also entered into an agreement with Morningstar pursuant to which we will transfer to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products over a 15-month term. During this term, we will provide certain transitional services to Morningstar which include, but are not limited to, taking and filling orders, collecting receivables and shipping products to customers. We will remit to Morningstar the net profit associated with these product sales until such time as the sales are transitioned to Morningstar. The net fees remitted for the six months ended June 30, 2013 were $0.7 million. The services transition was substantially completed during the early part of the second quarter.

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

4. Inventories

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials and supplies	$84,342	$71,548
Finished goods	94,966	75,099

Total	$179,308	$146,647

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

	North America	Europe	Total
	(In thousands)
Balance at December 31, 2012	$600,316	$165,270	$765,586
Foreign currency translation	—	(2,646)	(2,646)

Balance at June 30, 2013	$600,316	$162,624	$762,940

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$349,441	$—	$349,441	$350,725	$—	$350,725
Intangible assets with finite lives:
Customer-related and other	37,916	(16,002)	21,914	37,644	(14,714)	22,930
Trademarks	968	(962)	6	968	(962)	6

Total	$388,325	$(16,964)	$371,361	$389,337	$(15,676)	$373,661

(1)	The decrease in the carrying amount of intangible assets between December 31, 2012 and June 30, 2013 is the result of foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the six months ended June 30, 2013 and 2012 was $1.4 million and $1.2 million, respectively. Amortization expense on finite-lived intangible assets for the three months ended June 30, 2013 and 2012 was $0.7 million and $0.6 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2013	$2.9
2014	2.9
2015	2.8
2016	2.5
2017	2.5

6. Income Taxes

Our provision for income taxes has been prepared on a separate return basis as if the Company was a stand-alone entity for periods prior to the Distribution. Prior to the Distribution, the Company was included in the Dean Foods’ U.S. consolidated federal income tax return and also files some U.S. state income tax returns on a combined basis with Dean Foods. For periods subsequent to the Distribution, the Company will file its own U.S. federal and state income tax returns. Our foreign subsidiaries file local income tax returns in the jurisdictions in which they operate.

For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income from continuing operations before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.

Income tax expense was recorded at an effective rate of 31.2% and 35.2% in the three months ended June 30, 2013 and 2012, respectively. Income tax expense was recorded at an effective rate of 33.4% and 34.3% in the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for the three and six month periods ended June 30, 2013 was lower than the same periods in 2012 due to the impact of non-deductible transaction costs in 2012. In addition, the effective tax rate for the second quarter in 2013 was reduced by a state tax adjustment. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

7. Debt and Allocated Portion of Dean Foods’ Debt

Our outstanding debt as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013			December 31, 2012
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$721,600	2.03	%*	$780,550	2.20	%*
Less current portion	(15,000)			(15,000)

Total long-term debt	$706,600			$765,550

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, and Term Loan A-2.

Senior Secured Credit Facilities

On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, which consist of a five-year revolving credit facility in a principal amount of $850 million, an original five-year $250 million term loan A-1, and an original seven-year $250 million term loan A-2. The revolving credit facility makes available up to $75 million of letters of credit and up to $75 million of swing line loans. On October 31, 2012, we incurred approximately $885 million in indebtedness under these facilities and subsequently used a portion of the net proceeds from our initial public offering to repay a portion of the revolving credit facility. We also capitalized $12.4 million of deferred financing fees, which will be amortized over the term of the respective credit or term loan facility. Deferred financing fees are included in identifiable intangible and other assets on our unaudited condensed consolidated balance sheets.

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

In the six months ended June 30, 2012, we borrowed $117.5 million and subsequently repaid $121.0 million under the facility. Effective September 1, 2012, we are no longer a participant in the Dean Foods receivables-backed facility.

Alpro Revolving Credit Facility

Our Alpro operations have access to a multi-currency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. Use of the proceeds under the facility is for working capital and other general corporate purposes of Alpro. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. On May 22, 2013, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on May 22, 2014. At June 30, 2013 and December 31, 2012, there were no outstanding borrowings under the facility.

Allocated Portion of Dean Foods’ Debt (Senior Secured Credit Facility)

On July 2, 2009, we were allocated $440.3 million from the Dean Foods senior secured credit facility to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility and totaled $3.0 million and $6.0 million in the three and six months ended June 30, 2012, respectively. Debt issuance costs were allocated in the same proportion as debt and recorded as a non-current asset included in our consolidated balance sheets. Upon completion of our initial public offering, the principal balances associated with this allocated portion of the Dean Foods senior secured credit facility were settled as a contribution to our capital from Dean Foods. Our guarantee of Dean Foods’ senior secured credit facility also terminated upon completion of our initial public offering. See Note 14 “Related Party Transactions — Guarantees.”

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

The following table summarizes the terms of the interest rate swap agreements as of June 30, 2013:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000

We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheet. Gains on these contracts were $8.2 million for both the three and six months ended June 30, 2013 and are recorded in other (income) expense in our unaudited condensed consolidated statements of operations. A summary of these open swap agreements recorded at fair value in our consolidated balance sheets at June 30, 2013 and December 31, 2012 is included in the table below.

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

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified financial institutions for commodities associated with the production and distribution of our products. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and six months ended June 30, 2013 and 2012. A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency

Our international operations represented approximately 24% and 17% of our long-lived assets and net sales, respectively, as of and for the six months ended June 30, 2013. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

As of June 30, 2013 and December 31, 2012, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts — current (1)	$—	$—	$115	$489
Commodities contracts — current (1)	150	—	281	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts — current (1)	—	—	18,160	18,262
Interest rate swap contracts — noncurrent (2)	—	—	31,411	48,669

Total derivatives	$150	$—	$49,967	$67,420

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our unaudited condensed consolidated balance sheets.
(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our unaudited condensed consolidated balance sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
(Gains)/losses on foreign currency contracts (1)	$194	$(36)	$116	$(19)
(Gains)/losses on commodities contracts (2)	131	202	131	202

(1)	Recorded in cost of sales in our unaudited condensed consolidated statements of operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited condensed consolidated statements of operations.

Based on current exchange rates and commodity prices, we estimate that $0.1 million of hedging activity related to our foreign currency contracts and $0.1 million of hedging activity related to our commodities contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 is as follows:

	Fair value as of June 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Asset — Commodities contracts	$150	$—	$150	$—
Liability — Commodities contracts	281	—	281	—
Liability — Foreign currency contracts	115	—	115	—
Liability — Interest rate swap contracts	49,571	—	49,571	—

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Asset — Commodities contracts	$—	$—	$—	$—
Liability — Commodities contracts	—	—	—	—
Liability — Foreign currency contracts	489	—	489	—
Liability — Interest rate swap contracts	66,931	—	66,931	—

The fair value of our interest rate swaps is determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The fair value of our commodities contracts is based on the quantities and fixed prices under the agreements and quoted forward commodity prices. The fair value of our foreign currency contracts is based on the notional amounts and rates under the contracts and observable market forward exchange rates. We classify these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals and observable market transactions of spot currency rates and forward currency prices. We did not significantly change our valuation techniques from prior periods.

Due to their near-term maturities, the carrying amounts of trade accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facilities are variable, their fair values approximate their carrying values.

9. Common Stock and Share-Based Compensation

On August 7, 2012, the Dean Foods Compensation Committee, the Dean Foods board of directors, and our board of directors approved the terms of our 2012 Stock Incentive Plan (the “2012 SIP”). In connection with our initial public offering, 20 million shares of our Class A common stock were reserved for issuance under the 2012 SIP upon the exercise of stock options, restricted stock units (“RSUs”), or restricted stock awards that will be issued to our employees and non-employee directors. The 2012 SIP also includes awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control and in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon death or qualified disability, and (iii) with the exception of the awards granted in connection with the initial public offering, an employee with 10 years of service retires after reaching the age of 55.

Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Dean Foods for stock and options granted specifically to our employees has been reflected in the Company’s unaudited condensed consolidated statements of operations. These amounts were based on the awards and terms previously granted to our employees, but may not reflect the equity awards or results that we would have experienced or expect to experience as a stand-alone public company. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering. Prior to completion of the initial public offering, expenses related to the corporate employees of Dean Foods were allocated based on the Company’s percentage of Dean Foods’ total sales and totaled $1.4 million and $2.4 million for the three and six months ended June 30, 2012, respectively.

For the Dean Foods plans, the share and unit data presented in the tables below only reflect the costs that were directly attributable to the Company’s employees and none of the allocated expenses of Dean Foods’ corporate employees. On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock. These Dean Foods equity-based awards included Dean Foods stock options (whether vested or unvested), unvested RSUs held by our non-employee directors and employees, unvested phantom shares, and unvested Dean Foods restricted stock awards held by our non-employee directors on the date of the Distribution. The options to purchase Dean Foods common stock held by our directors and employees were converted to options to purchase our Class A common stock in a manner that preserved the life and aggregate intrinsic value in the converted stock option and continued the same proportionate relationship between the exercise price and the value of our Class A common stock as existed with respect to the Dean Foods common stock immediately prior to the Distribution. The adjustment was effected based on a formula using the volume weighted average price of Dean Foods common stock and our Class A common stock during the five trading day period ended on the second trading day preceding the Distribution. The unvested Dean Foods RSUs held by our directors and employees were converted to WhiteWave RSUs in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods RSU (determined using the same volume weighted average values as described above). The unvested Dean Foods phantom shares held by our employees were converted to WhiteWave phantom shares in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods phantom share (determined using the same volume weighted average values as described above). Dean Foods restricted stock awards held by our directors on the date of the Distribution were converted into restricted stock awards with respect to our Class A common stock by (i) applying the same volume weighted average values as described above and (ii) subtracting any shares of our Class A common stock received by our directors in the Distribution in respect of such Dean Foods restricted stock awards. We did not recognize any incremental expense in connection with the conversion of Dean Foods’ equity-based awards into WhiteWave awards.

Share Repurchase Program

Our board of directors has authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. The primary purpose of the program will be to offset dilution from the Company’s equity compensation plans, but the Company also may make discretionary purchases. Shares may be repurchased under the program from time to time in one or more open market or other transactions, at the discretion of the Company, subject to market conditions and other factors. The authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

WhiteWave Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2013	2,445,327	$16.98
Granted	1,230,095	15.16
Forfeited and cancelled (1)	(53,897)	18.96
Exercised	(5,523)	11.37
Converted from Dean Foods at Distribution (2)	8,308,857	17.45

Options outstanding at June 30, 2013	11,924,859	17.12	6.36	$18,167,476

Options vested and expected to vest at June 30, 2013	11,749,175	17.14	6.32	17,972,917
Options exercisable at June 30, 2013	6,986,266	$18.70	4.40	$9,557,242

(1)	Pursuant to the terms of the SIP, options that are cancelled or forfeited may be available for future grants.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

Six months ended June 30, 2013
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.13%

Dean Foods Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Number of options	Weighted average exercise price
Options outstanding at January 1, 2013	6,845,250	$18.45
Granted	—	—
Forfeited and cancelled	(227,424)	18.09
Exercised	(111,031)	13.04
Transferred (1)	1,135,399	21.38
Converted to WhiteWave stock options at Distribution (2)	(7,642,194)	18.98

Options outstanding at June 30, 2013	—	$—

(1)	Transferred options are attributable to employees that transferred to or from other Dean Foods’ divisions.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Six months ended June 30,
	2013 (1)	2012
Expected volatility	—	44%
Expected dividend yield	—	0%
Expected option term	—	5 years
Risk-free rate of return	—	0.62% to 0.88%

(1)	Dean Foods did not grant any Dean Foods stock options to WhiteWave non-employee directors, executive officers, and employees during 2013.

WhiteWave Restricted Stock Units

The following table summarizes RSU activity during the six months ended June 30, 2013:

RSUs outstanding January 1, 2013	674,681
RSUs issued	346,913
Shares issued upon vesting of RSUs	(12,726)
RSUs cancelled or forfeited (1)	—
RSUs converted from Dean Foods at Distribution (2)	464,768

RSUs outstanding at June 30, 2013	1,473,636

Weighted average grant date fair value per share	$17.11

(1)	Pursuant to the terms of the SIP, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

Dean Foods Restricted Stock Units

The following table summarizes RSU activity during the six months ended June 30, 2013:

RSUs outstanding January 1, 2013	786,710
RSUs issued	20,235
RSUs cancelled or forfeited	(60,747)
Shares issued upon vesting of RSUs	(352,352)
RSUs transferred (1)	33,636
RSUs converted to WhiteWave RSUs at Distribution (2)	(427,482)

RSUs outstanding at June 30, 2013	—

(1)	Transferred RSUs are attributable to employees that transferred to or from other Dean Foods’ divisions.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

Dean Foods Cash Performance Units

In 2010, Dean Foods began granting cash performance units (“CPUs”) to employees as part of its long-term incentive compensation program under the terms of the 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to Dean Foods’ performance over a three-year period. The performance metric, as defined in the awards, is the performance of the Dean Foods stock price relative to that of a peer group of companies. The range of payout under the awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense related to the Company’s direct employees is recognized over the vesting period which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. Prior to the completion of our initial public offering, a liability related to these units has not been reflected in the unaudited condensed consolidated balance sheets as the payout was funded by Dean Foods and subsequent to completion of our initial public offering, a corresponding liability has been recorded in other long-term liabilities in our unaudited condensed consolidated balance sheets.

In connection with our initial public offering, Dean Foods valued the 2011 and 2012 CPU awards for our executives based on performance as of December 31, 2012, instead of at the end of the originally scheduled 36-month performance periods. The cash value of these awards was paid out on a prorated basis during the six months ended June 30, 2013.

The following table summarizes CPU activity with respect to the 2011 and 2012 CPU awards during the six months ended June 30, 2013:

Units
Outstanding at January 1, 2013	6,105,000
Granted	—
Converted/paid	(6,105,000)
Forfeited	—

Outstanding at June 30, 2013	—

WhiteWave Phantom Shares

We grant phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave Class A common stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave Class A common stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. A corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes the phantom share activity during the six months ended June 30, 2013:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2013	225,771	$17.00
Granted	211,775	15.19
Converted/paid	—	—
Forfeited	(4,495)	16.12
Converted from Dean Foods at Distribution (1)	256,806	18.79

Outstanding at June 30, 2013	689,857	$17.12

(1)

On May 23, 2013 and in connection with the Distribution, all Dean Foods phantom awards held by our non-employee directors and employees were converted into phantom based awards with respect to our Class A common stock.

Dean Foods Phantom Shares

In 2011, Dean Foods began granting phantom shares as part of its long-term incentive compensation program, which are similar to RSUs in that they are based on the price of Dean Foods’ stock and vest ratably over a three-year period, but are cash-settled based upon the value of Dean Foods’ stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. Prior to completion of our initial public offering, a liability related to these units has not been reflected in the unaudited condensed consolidated balance sheets as the payout was funded by Dean Foods and subsequent to completion of our initial public offering, a corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes the phantom share activity during the six months ended June 30, 2013:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2013	397,618	$11.43
Granted	—	—
Converted/paid	(156,247)	11.09
Forfeited	(7,442)	11.45
Transferred (1)	2,360	11.90
Converted to WhiteWave phantom shares at Distribution (2)	(236,289)	11.31

Outstanding at June 30, 2013	—	$—

(1)	Transferred phantom shares are attributable to employees that transferred to or from other Dean Foods’ divisions.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods phantom awards held by our non-employee directors and employees were converted into phantom awards with respect to our Class A common stock.

WhiteWave SARs

We grant SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave Class A common stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. A corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes SAR activity during the six months ended June 30, 2013:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2013	211,111	$17.00
Granted	82,582	15.16
Forfeited and cancelled(1)	—	—
Exercised	—	—

SARs outstanding at June 30, 2013	293,693	16.48	9.41	$90,014

SARs exercisable at June 30, 2013	—	$—	—	$—

(1)	Pursuant to the terms of the SIP, SARs that are cancelled or forfeited may be available for future grants.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

Six months ended June 30, 2013
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.13%

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods long-term incentive compensation plan in periods prior to completion of our initial public offering:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands)
Share-based compensation expense funded by Dean Foods
Dean Foods stock options	$—	$283	$—	$629
Dean Foods RSUs	—	710	—	1,453
Dean Foods CPUs	—	517	—	609
Dean Foods phantom shares	—	932	—	1,670

Total share-based compensation expense funded by Dean Foods	$—	$2,442	$—	$4,361

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods equity classified plans, as well as expense related to the Company’s equity classified plans, in periods after the completion of our initial public offering:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands)
Share-based compensation expense
Dean Foods stock options	$232	$—	$520	$—
Dean Foods RSUs	414	—	787	—
Dean Foods phantom shares	1,040	—	1,734	—
WhiteWave stock options	1,131	—	4,332	—
WhiteWave RSUs	1,163	—	4,113	—
WhiteWave phantom shares	533	—	1,221	—
WhiteWave SARs	80	—	396	—

Total share-based compensation expense	$4,593	$—	$13,103	$—

10. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 were as follows (net of tax):

	Derivative instruments (1)	Pension adjustment (2)	Cumulative translation adjustment	Total
		(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income/(loss) before reclassifications	332	72	(10,116)	(9,712)
Amounts reclassified from accumulated other comprehensive income/(loss)	(247)	(44)	—	(291)

Net year-to-date other comprehensive income/(loss), net of taxes of $50	85	28	(10,116)	(10,003)

Balance at June 30, 2013	$(209)	$(1,790)	$(35,692)	$(37,691)

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 8 “Derivative Financial Instruments.”
(2)	The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 11 “Employee Retirement and Profit Sharing Plans.”

11. Employee Retirement and Profit Sharing Plans

Prior to the Distribution, our employees participated in Dean Foods’ broad-based programs generally available to all employees or other key employees, including its 401(k) plan, health and dental plans and various other insurance plans, including disability and life insurance. Effective upon the Distribution, the Company implemented its own substantially similar employee benefit plans and our employees are no longer eligible to participate in Dean Foods’ plans. Additionally, we contribute to one multiemployer pension plan on behalf of our employees.

Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans were eligible to participate in one or more of the Dean Foods’ plans. Expenses related to our employees’ participation in Dean Foods’ plans, prior to the Distribution, were determined by specifically identifying the costs for the Company’s participants.

We have separate, stand-alone defined benefit pension plans as a result of the acquisition of Alpro on July 2, 2009. The benefits under our Alpro defined benefit plans are based on years of service and employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands)
Components of net periodic benefit cost:
Service cost	$440	$352	$880	$711
Interest cost	135	128	270	259
Expected return on plan assets	(88)	(48)	(176)	(97)
Amortization:
Prior service (credit)/cost	4	4	8	8
Unrecognized net (gain)/loss	18	1	36	2

Net periodic benefit cost	$509	$437	$1,018	$883

12. Commitments and Contingencies

Lease and Purchase Obligations

We lease certain property, plant, and equipment used in our operations under operating lease agreements. Such leases, which are primarily for office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $2.1 million and $2.0 million for the three month periods ended June 30, 2013 and 2012, respectively, and $4.0 million and $3.9 million for the six month ended June 30, 2013 and 2012, respectively.

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

The following table presents the summarized income statement amounts by segment:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands)
Total net sales:
North America	$513,829	$464,105	$1,020,846	$921,471
Europe	102,161	90,341	203,388	185,003

Total	$615,990	$554,446	$1,224,234	$1,106,474

Operating income:
North America	$49,688	$38,776	$105,899	$82,819
Europe	7,847	7,022	14,550	10,690

Total reportable segment operating income	57,535	45,798	120,449	93,509
Related party license income	—	10,843	—	21,316
Corporate and other	(15,581)	(14,434)	(36,502)	(23,754)

Total operating income	$41,954	$42,207	$83,947	$91,071
Other expense:
Interest expense	4,737	961	9,461	2,610
Other (income) expense, net	(8,173)	562	(8,393)	683

Income before income taxes	$45,390	$40,684	$82,879	$87,778

Depreciation and amortization:
North America	$14,908	$14,469	$29,781	$27,740
Europe	5,073	3,542	10,194	8,504
Corporate	—	—	—	—

Total	$19,981	$18,011	$39,975	$36,244

The following tables present sales amounts by product categories:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands)
Total net sales:
North America
Plant-based foods and beverages	$154,789	$136,732	$305,850	$269,159
Coffee creamers and beverages	218,116	195,992	432,148	387,068
Premium dairy	140,924	131,381	282,848	265,244

North America net sales	513,829	464,105	1,020,846	921,471
Europe
Plant-based foods and beverages	102,161	90,341	203,388	185,003

Total net sales	$615,990	$554,446	$1,224,234	$1,106,474

The following tables present assets, long-lived assets, and capital expenditures by segment:

	June 30, 2013	December 31, 2012
	(In thousands)
Assets:
North America	$1,594,018	$1,532,846
Europe	592,010	594,541
Corporate	45,343	40,624

Total	$2,231,371	$2,168,011

Long-lived Assets:
North America	$1,337,729	$1,325,872
Europe	430,617	447,267
Corporate	20,254	12,051

Total	$1,788,600	$1,785,190

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(In thousands)
Capital expenditures:
North America	$25,936	$18,735	$43,210	$37,177
Europe	4,180	2,094	7,334	3,953
Corporate	2,171	—	2,477	—

Total	$32,287	$20,829	$53,021	$41,130

Significant Customers

The Company had a single customer that represented approximately 17.7% and 18.6% of our consolidated net sales in the three months ended June 30, 2013 and 2012, respectively. The same customer represented approximately 18.0% and 18.3% of our consolidated net sales in the six months ended June 30, 2013 and 2012, respectively. Sales to this customer were primarily included in our North America segment.

14. Related Party Transactions

Allocated Expenses

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $14.4 million and $23.8 million in the three and six months ended June 30, 2012, respectively. These allocations include $4.0 million of transaction costs incurred in the second quarter of 2012 related to our initial public offering. These cost allocations are primarily reflected within general and administrative expenses in our unaudited condensed consolidated statements of operations as well as classified as “Corporate and other” in Note 13 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide many of these services on a transitional basis for a fee.

Upon completion of our initial public offering, we assumed responsibility for the costs of these functions. The allocations may not reflect the expense we would have incurred as a stand-alone public company for the three and six months ended June 30, 2012. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense during the three and six months ended June 30, 2012 had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during the three and six month periods. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense, and debt issuance costs is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the three and six months ended June 30, 2012.

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

During the three and six months ended June 30, 2013 and 2012, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our unaudited condensed consolidated statements of operations.

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

Termination of Intellectual Property License Agreement

Historically, the Company was party to a license agreement with Morningstar, pursuant to which Morningstar had the right to use the Company’s intellectual property in the manufacture of certain products for a fee. For the three and six months ended June 30, 2012, related party license income was recorded within operating income in our unaudited condensed consolidated statements of operations in the amount of $10.8 million and $21.3 million, respectively.

In conjunction with the license agreement, a loan agreement was entered into, pursuant to which the Company extended a line of credit to Morningstar related to the license income under the license agreement. Prior to completion of our initial public offering, there were no repayments of this loan and no future plans to settle the outstanding balance; therefore, the principal and associated accrued interest was shown in Dean Foods’ net investment as of December 31, 2011. The interest term on the loan to Morningstar was LIBOR plus 2% and recorded in interest income in our unaudited condensed consolidated statements of operations. Interest income for the three and six months ended June 30, 2012 was $1.9 million and $3.8 million, respectively.

In connection with our initial public offering, we and Morningstar agreed to terminate this license agreement and related loan. We no longer receive license income or related interest income associated with these historical agreements. In addition, we entered into an agreement and transferred the intellectual property subject to the license agreement to Morningstar, so that Morningstar has the requisite intellectual property and manufacturing know-how to produce and sell its products and brands. All intellectual property related to and necessary for the production of our products and brands was retained.

License Agreement with Dean Foods

We entered into an agreement with Dean Foods pursuant to which we have an exclusive license to manufacture and sell shelf stable aseptic flavored and white milk under Dean Foods’ TruMoo brand in certain retail channels and to designated foodservice accounts throughout North America in exchange for payment of a royalty. The initial term of the agreement is December 2012 through December 31, 2017, with automatic one-year renewals thereafter so long as we achieve specified volume thresholds and minimum royalties. We incurred immaterial royalty obligations under this agreement during the three and six months ended June 30, 2013.

Transition Services Agreement

We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Our services consist primarily of marketing and research and development, while Dean Foods’ provides supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other transitional services. Both Dean Foods’ and our services continue for a specified initial term, which vary with the types of services provided, unless terminated earlier or extended according to the terms of the transition services agreement. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services. Dean Foods has charged us $7.2 million and $16.7 million and we have charged Dean Foods $0.8 million and $2.5 million for services rendered under the transition services agreement for the three and six months ended June 30, 2013, respectively.

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

15. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. The contribution of WWF Operating Company (“WWF Opco”) to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the shares outstanding for WhiteWave and WWF Opco for all periods presented. For the period prior to completion of our initial public offering, the same number of Class B shares is being used for basic and diluted earnings per share, as no WhiteWave Class A common stock or equity awards were outstanding. The outstanding shares of Class B common stock give effect to Dean Foods’ contribution of WWF Opco’s capital stock to WhiteWave and Dean Foods’ subsequent conversion of a portion of their Class B common stock to Class A common stock prior to the Distribution.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$31,209	$26,383	$55,207	$57,691
Denominator:
Average common shares	173,005,352	150,000,000	173,002,691	150,000,000
Basic earnings per share	$0.18	$0.18	$0.32	$0.39
Diluted earnings per share computation:
Numerator:
Net income	$31,209	$26,383	$55,207	$57,691
Denominator:
Average common shares — basic	173,005,352	150,000,000	173,002,691	150,000,000
Stock option conversion (1)	399,010	—	208,755	—
Stock units (2)	505,291	—	356,488	—
Average common shares — diluted	173,909,653	150,000,000	173,567,934	150,000,000
Diluted earnings per share	$0.18	$0.18	$0.32	$0.39

(1)	4,592,473 and 3,550,037 anti-dilutive options were excluded from the calculation for the three and six months ended June 30, 2013.
(2)	3,145 and 336 anti-dilutive RSUs were excluded from the calculation for the three and six months ended June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II — Other Information — Item 1A — Risk Factors” in this Form 10-Q, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

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

We have an extensive production and supply chain footprint in the United States. We utilize five manufacturing plants, two distribution centers, and three strategic co-packers across the country. In addition, we have a supply chain footprint across Europe. We have strategically positioned four plants across Europe in the United Kingdom, Belgium, France, and the Netherlands, each supported by an integrated supply chain that enables us to meet the needs of our customers. We also utilize a limited number of third-party co-packers for certain products. Furthermore, we also have a broad commercial partner network across Europe, which complements our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands, facilitating access to the countries in which we sell our products.

Completion of the Spin-Off from Dean Foods

On May 23, 2013, Dean Foods distributed (the “Distribution”) to its stockholders an aggregate of 47,686,000 shares of our Class A common stock and 67,914,000 shares of our Class B common stock as a pro rata dividend on shares of Dean Foods common stock outstanding at the close of business on May 17, 2013, the record date for the Distribution. Effective upon the Distribution, and in accordance with the terms of our amended and restated certificate of incorporation, we reduced the number of votes per share of our Class B common stock with respect to all matters submitted to a vote of our stockholders, other than the election and removal of directors, to one vote per share.

Prior to the Distribution, Dean Foods converted 82,086,000 shares of our Class B common stock into 82,086,000 shares of our Class A common stock in accordance with the terms of our amended and restated certificate of incorporation, of which 47,686,000 shares of Class A common stock were distributed to Dean Foods stockholders in the Distribution. As a result of the Distribution, Dean Foods owns 34,400,000 shares of our Class A Common stock and no shares of our Class B common stock. Under the terms of the separation and distribution agreement, Dean Foods is required to dispose of any remaining ownership interest in us within three years of the Distribution, or May 23, 2016. However, on July 25, 2013 Dean Foods disposed of all of its remaining 34,400,000 shares of our Class A common stock in a registered public offering. As a result of and immediately after the closing of this offering, Dean Foods no longer owns any shares of our common stock and has no ownership interest in us. We did not receive any proceeds from this offering.

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

New product introductions

We will continue to benefit from evolving consumer preferences by delivering innovative products in profitable categories under our trusted brands. We have a proven track record of innovation through either creating or largely developing the organic milk, soymilk, and flavored non-dairy creamer subcategories. Recent new product introductions under our Silk, Alpro, Horizon Organic, and International Delight brands further demonstrate our capabilities to develop and expand our categories. We will continue to focus on innovation that we believe will drive increased consumption of our brands.

Increases in commodity costs

Our business is heavily dependent on raw materials and other inputs, such as conventional and organic raw milk, butterfat, packaging, soybeans, sweeteners, fuel, and other commodities. Increases in the costs of inputs or commodities in the past have exerted pressure on margins and have led to price increases across our portfolio to mitigate the impacts of these increased costs.

Manufacturing and warehousing capacity constraints

Our recent growth has significantly increased our plant and warehouse utilization rates, particularly in our North America segment. In response, we have increasingly relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, in order to serve increasing customer demand, capacity constraints create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. Further, capacity constraints have at times led to higher levels of inventory in order to ensure that we can adequately service our customers. We will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements. At the same time, we will continue to invest to expand our internal production and warehousing capabilities, such as our Dallas, Texas manufacturing facility which commenced operations in the fourth quarter of 2011.

Matters Affecting Comparability

Our results of operations for the three and six months ended June 30, 2013 and 2012 were affected by the following:

Corporate Costs

Prior to the completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $14.4 million and $23.8 million in the three and six months ended June 30, 2012, respectively. These allocations include $4.0 million of transaction costs incurred in the second quarter of 2012 related to our initial public offering. Following the initial public offering, we are incurring direct costs associated with our stand-alone corporate structure. Such direct costs also include certain non-recurring transitional costs incurred to establish our own stand-alone corporate functions.

Morningstar and Dean Foods Commercial Agreements

In conjunction with our initial public offering on October 31, 2012, WhiteWave entered into several commercial agreements with Morningstar and Dean Foods’ Fresh Dairy Direct (“FDD”) division which modified the terms of the historical arrangements. Those agreements alter the price that FDD pays WhiteWave for WhiteWave branded products, the cost WhiteWave pays for products produced and supplied by Morningstar and FDD to WhiteWave, and it eliminates the historical intellectual property agreement for which Morningstar paid a license fee to WhiteWave. In addition, it transfers certain LAND O LAKES branded products from WhiteWave to FDD and other products from Morningstar to WhiteWave. Finally, a transitional services agreement was implemented between the various parties.

During the three and six months ended June 30, 2013, Morningstar provided certain transitional services to us which include, but are not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remits to us the cash representing the net profit collected from these product sales until such time as the sales are transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statement of operations. The transitional sales were substantially completed during the early part of the second quarter.

We also entered into an agreement with Morningstar pursuant to which we will transfer to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products over a 15-month term. During this term, we will provide certain transitional services to Morningstar which include, but are not limited to, taking and filling orders, collecting receivables and shipping products to customers. We will remit to Morningstar the net profit associated with these product sales until such time as the sales are transitioned to Morningstar. The net fees remitted for the three months ended March 31, 2013 were $0.7 million. The transitional services were substantially completed during the early part of the second quarter.

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

Results of Operations

Our historical consolidated financial statements, which are discussed below, are prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and asset and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company for the three and six months ended June 30, 2012.

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$600.8		$528.2		$1,185.3		$1,050.9
Net sales to related parties	15.2		26.3		37.1		55.6
Transitional sales fees	—		—		1.8		—

Total net sales	616.0	100.0%	554.5	100.0%	1,224.2	100.0%	1,106.5	100.0%
Cost of sales	391.8	63.6%	359.3	64.8%	781.5	63.8%	718.9	65.0%

Gross profit (1)	224.2	36.4%	195.2	35.2%	442.7	36.2%	387.6	35.0%
Related party license income	—	0.0%	10.8	1.9%	—	0.0%	21.3	1.9%
Operating costs and expenses
Selling and distribution	138.3	22.5%	123.9	22.3%	264.3	21.6%	242.9	22.0%
General and administrative	43.9	7.1%	39.9	7.2%	94.5	7.7%	74.9	6.8%

Total operating costs	182.2	29.6%	163.8	29.5%	358.8	29.3%	317.8	28.8%

Operating income	$42.0	6.8%	$42.2	7.6%	$83.9	6.9%	$91.1	8.1%

(1)	We include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of sales.

The key performance indicators for both of our reportable segments are net sales dollars, gross profit, and operating costs and expenses, which are presented in the segment results tables and discussion below.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below:

	Three Months Ended June 30,		$ Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
	(Dollars in millions)
North America	$513.8	$464.2	$49.6	10.7%
Europe	102.2	90.3	11.9	13.2%

Total	$616.0	$554.5	$61.5	11.1%

The changes in total net sales were due to the following:

	Change in Net Sales Three Months Ended June 30, 2013 vs. June 30, 2012
	Volume	Pricing and product mix changes	Total increase / (decrease)
	(in millions)
North America	$45.4	$4.2	$49.6
Europe	9.4	2.5	11.9

Total	$54.8	$6.7	$61.5

Total net sales — Consolidated total net sales increased $61.5 million, or 11.1%, for the three months ended June 30, 2013 compared to the same period in 2012. The increase was primarily driven by volume growth in both the North America and Europe segments. Net sales in North America also benefited from a favorable product mix and the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.

Cost of sales — Cost of sales increased $32.5 million, or 9.1%, for the three months ended June 30, 2013 compared to the same period in 2012. This increase was primarily driven by the higher sales volumes, but was also higher due to the transition of sales from Morningstar.

Gross profit — Gross profit margin increased to 36.4% for the three months ended June 30, 2013 compared to 35.2% for the same period in 2012. The increase was primarily driven by a favorable product mix in North America, along with the favorable impact of the commercial agreements with current and former Dean Foods’ subsidiaries.

Related party license income — Related party license income decreased $10.8 million for the three months ended June 30, 2013 compared to the same period in 2012. This decrease was driven by the termination of a license agreement with Morningstar under which WhiteWave received a fee for licensing intellectual property that Morningstar needed to produce and sell its products. In connection with our initial public offering, that intellectual property was transferred to Morningstar and the fee arrangement concluded.

Operating costs and expenses — Operating costs and expenses increased by $18.4 million, or 11.2%, for the three months ended June 30, 2013 compared to the same period in 2012. Selling and distribution expenses increased $14.4 million, or 11.6%, driven by higher sales volumes, along with higher distribution costs in our North America segment, due to continued manufacturing and warehousing capacity constraints. We expect these costs to remain elevated through 2013. Marketing spending was also higher in the quarter in support of new products and brand building investments.

General and administrative expenses increased $4.0 million, or 10.0% for the three months ended June 30, 2013 compared to the same period in 2012. The increase was principally driven by higher headcount and employee-related costs within the North America and Europe segments. In 2012, prior to the completion of our initial public offering, general and administrative expenses included allocations from Dean Foods, while in 2013, we are incurring direct costs associated with our stand-alone corporate structure. The current year general and administrative costs also include $2.3 million of expenses associated with equity awards (the “IPO Grants”) issued in connection with our initial public offering, along with $1.3 million of non-recurring transitional costs incurred to establish our own stand-alone corporate functions and $0.6 million in transaction costs related to the recent equity offering with Dean Foods. This compares to $4.0 million of transaction costs incurred in connection with our initial public offering in the same period in 2012.

Income taxes — Income tax expense was recorded at an effective tax rate of 31.2% for the three months of 2013 compared to 35.2% for the same period in 2012. The effective tax rate for the three months ended June 30, 2013 was lower than the same period in 2012 due to the impact of non-deductible transaction costs in 2012. In addition, the effective tax rate for the second quarter in 2013 was reduced by a state tax adjustment. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Three Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$498.6		$437.9		$60.7	13.9%
Net sales to related parties	15.2		26.3		(11.1)	(42.2)%
Transitional sales fees	—		—		—	n/m

Total net sales	513.8	100.0%	464.2	100.0%	49.6	10.7%
Cost of sales	331.0	64.4%	306.0	65.9%	25.0	8.2%

Gross profit	182.8	35.6%	158.2	34.1%	24.6	15.5%
Operating costs and expenses	133.1	25.9%	119.4	25.7%	13.7	11.5%

Operating income	$49.7	9.7%	$38.8	8.4%	$10.9	28.1%

Total net sales — Total net sales increased $49.6 million, or 10.7%, for the three months ended June 30, 2013 compared to the same period in 2012. This increase was primarily driven by volume growth across all categories, but particularly plant-based food and beverages and coffee creamers and beverages due to continued strong category growth and innovation. Net sales also benefited from a favorable product mix and the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.

Cost of sales — Cost of sales increased $25.0 million, or 8.2%, for the three months ended June 31, 2013 compared to the same period in 2012. This increase was primarily driven by the higher sales volumes, but was also higher due to the transition of sales from Morningstar.

Gross profit — Gross profit margin increased to 35.6% for the three months ended June 30, 2013 compared to 34.1% for the same period in 2012. This increase in gross margin percentage was attributable to a favorable product mix, along with the favorable impact of the commercial agreements with current and former Dean Foods’ subsidiaries.

Operating costs and expenses — Operating expenses increased $13.7 million, or 11.5%, for the three months ended June 30, 2013 compared to the same period in 2012. This increase was driven by higher selling and distribution costs as a result of higher volumes, coupled with an increase in warehousing and related distribution costs driven by capacity constraints. We expect these costs to remain elevated throughout 2013.

Marketing expenses increased $2.8 million related to support for innovation and brand building, while general and administrative costs increased $1.4 million primarily due to higher headcount and employee-related costs.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Three Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$102.2	100.0%	$90.3	100.0%	$11.9	13.2%
Cost of sales	60.8	59.5%	53.3	59.0%	7.5	14.1%

Gross profit	41.4	40.5%	37.0	41.0%	4.4	11.9%
Operating costs and expenses	33.6	32.9%	30.0	33.2%	3.6	12.0%

Operating income	$7.8	7.6%	$7.0	7.8%	$0.8	11.4%

Net sales — Net sales increased $11.9 million, or 13.2%, for the three months ended June 30, 2013 compared to the same period in 2012, driven principally by volume growth in yogurt and non-soy drinks, led by almond which was introduced in the prior year, along with a favorable mix of products sold. Volume growth in the Europe segment continues to be driven by strong performance in our core geographies in Northern Europe.

Cost of sales — Cost of sales increased $7.5 million, or 14.1%, for the three months ended June 30, 2013 compared to the same period in 2012. This increase was a result of higher sales volumes, coupled with the impact of higher input costs, partially offset by cost reduction initiatives.

Gross profit — Gross profit margin decreased to 40.5% for the three months ended June 30, 2013 compared to 41.0% for the same period in 2012. This decrease was driven by higher input costs, along with increased co-packing costs driven by strong growth in non-soy drinks.

Operating costs and expenses — Operating expenses increased $3.6 million or 12.0% for the three months ended June 30, 2013 compared to the same period in 2012. This was driven by increased distribution costs due to the higher sales volumes, increases in marketing spending, and higher general and administrative costs due to increased headcount.

Six Months Ended June 30, 2013 Compared to Six Months Ended June, 2012

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below:

	Six Months Ended June 30,		$ Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
	(Dollars in millions)
North America	$1,020.8	$921.5	$99.3	10.8%
Europe	203.4	185.0	18.4	9.9%

Total	$1,224.2	$1,106.5	$117.7	10.6%

The changes in total net sales were due to the following:

	Change in Net Sales Six Months Ended June 30, 2013 vs. June 30, 2012
	Volume	Pricing and product mix changes	Total increase / (decrease)
	(in millions)
North America	$84.1	$15.2	$99.3
Europe	16.2	2.2	18.4

Total	$100.3	$17.4	$117.7

Total net sales — Consolidated total net sales increased $117.7 million, or 10.6%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase was primarily driven by volume growth in both the North America and Europe segments. Net sales in North America also benefited from a favorable product mix, the impact of pricing actions that were implemented on premium dairy products late in the first quarter of 2012, and the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.

Cost of sales — Cost of sales increased $62.6 million, or 8.7%, for the six months ended June 30, 2013 compared to the same period in 2012. This increase was primarily driven by the higher sales volumes but was also increased by higher commodity and other input costs and the transition of sales from Morningstar.

Gross profit — Gross profit margin increased to 36.2% for the six months ended June 30, 2013 compared to 35.0% for the same period in 2012. The increase was principally driven by a favorable product mix in North America, along with the favorable impact of the commercial agreements with current and former Dean Foods’ subsidiaries. The net profit from the sales of WhiteWave products generated by Morningstar is reflected as transitional sales fees until those sales transitioned to us.

Related party license income — Related party license income decreased $21.3 million for the six months ended June 30, 2013 compared to the same period in 2012. This decrease was driven by the termination of a license agreement with Morningstar under which WhiteWave received a fee for licensing intellectual property Morningstar needed to produce and sell its products. In connection with our initial public offering, that intellectual property was transferred to Morningstar and the fee arrangement concluded.

Operating costs and expenses — Operating costs and expenses increased by $41.0 million, or 12.9%, for the six months ended June 30, 2013 compared to the same period in 2012. Selling and distribution expenses increased $21.4 million, or 8.8%, driven by higher sales volumes, increased marketing investments in support of our brands and innovation, along with higher distribution and warehousing costs in our North America segment related to capacity constraints. We expect such distribution and warehousing costs to remain elevated through 2013.

General and administrative expenses increased $19.6 million, or 26.2% for the six months ended June 30, 2013 compared to the same period in 2012. In 2012, prior to the completion of our initial public offering, general and administrative expenses included allocations from Dean Foods, while in 2013, we are incurring direct costs associated with our stand-alone corporate structure. The current year general and administrative costs also include $4.7 million of expenses associated with IPO Grants, along with $4.3 million of non-recurring transitional costs incurred to establish our own stand-alone corporate functions and $0.6 million in transaction costs related to the recent equity offering with Dean Foods. This compares to $4.0 million of transaction costs incurred in connection with our initial public offering in the same period in 2012. The increase in 2013 was also partially attributed to higher headcount and employee-related cost within the North America and Europe segments.

Income taxes — Income tax expense was recorded at an effective tax rate of 33.4% for the six months of 2013 compared to 34.3% for the same period in 2012. The effective tax rate for the six months ended June 30, 2013 was lower than the same period in 2012 due principally to the impact of non-deductible transaction costs in 2012. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Six Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$981.9		$865.9		$116.0	13.4%
Net sales to related parties	37.1		55.6		(18.5)	(33.3)%
Transitional sales fees	1.8		—		1.8	n/m

Total net sales	1,020.8	100.0%	921.5	100.0%	99.3	10.8%
Cost of sales	660.7	64.7%	611.2	66.3%	49.5	8.1%

Gross profit	360.1	35.3%	310.3	33.7%	49.8	16.0%
Operating costs and expenses	254.2	24.9%	227.5	24.7%	26.7	11.7%

Operating income	$105.9	10.4%	$82.8	9.0%	$23.1	27.9%

Total net sales — Total net sales increased $99.3 million, or 10.8%, for the six months ended June 30, 2013 compared to the same period in 2012. This increase was primarily driven by volume growth across all categories, but particularly plant-based food and beverages and coffee creamers and beverages due to continued strong category growth and innovation. Net sales also benefited from a favorable product mix, the impact of pricing actions that were implemented on premium dairy products late in the first quarter of 2012, and the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement

Cost of sales — Cost of sales increased $49.5 million, or 8.1%, for the six months ended June 30, 2013 compared to the same period in 2012. This increase was primarily driven by the higher sales volumes, but was also increased by higher commodity and other input costs and the transition of sales from Morningstar.

Gross profit — Gross profit margin increased to 35.3% for the six months ended June 30, 2013 compared to 33.7% for the same period in 2012. The increase was principally driven by a favorable product mix, along with the favorable impact of the commercial agreements with current and former Dean Foods’ subsidiaries. The net profit from the sales of WhiteWave products generated by Morningstar is reflected as transitional sales fees until those sales were transitioned to us.

Operating costs and expenses — Operating expenses increased $26.7 million, or 11.7%, for the six months ended June 30, 2013 compared to the same period in 2012. This increase was driven by higher selling and distribution costs as a result of higher sales volume, coupled with an increase in warehousing and related distribution costs related to capacity constraints. We expect these costs to remain elevated throughout 2013.

Marketing expenses were relatively flat year-over-year, while general and administrative costs increased $4.1 million primarily due to additional headcount and higher legal expenses.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Six Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$203.4	100.0%	$185.0	100.0%	$18.4	9.9%
Cost of sales	120.8	59.4%	107.7	58.2%	13.1	12.2%

Gross profit	82.6	40.6%	77.3	41.8%	5.3	6.9%
Operating costs and expenses	68.1	33.5%	66.6	36.0%	1.5	2.3%

Operating income	$14.5	7.1%	$10.7	5.8%	$3.8	35.5%

Net sales — Net sales increased $18.4 million, or 9.9%, for the six months ended June 30, 2013 compared to the same period in 2012, driven principally by volume growth in yogurt and non-soy drinks, led by almond which was introduced in the prior year. Volume growth in the Europe segment continues to be driven by strong performance in our core geographies in Northern Europe.

Cost of sales — Cost of sales increased $13.1 million, or 12.2%, for the six months ended June 30, 2013 compared to the same period in 2012. This increase was a result of higher sales volumes, coupled with the impact of higher input costs, partially offset by cost reduction initiatives.

Gross profit — Gross profit margin decreased to 40.6% for the six months ended June 30, 2013 compared to 41.8% for the same period in 2012. This decrease was driven by higher input costs, along with increased co-packing costs driven by strong growth in non-soy drinks.

Operating costs and expenses — Operating expenses increased $1.5 million or 2.3% for the six months ended June 30, 2013 compared to the same period in 2012. The increase was driven by higher distribution expenses due to higher volumes, coupled with an increase in general and administrative costs driven by higher headcount. These increases were partially offset by a decrease in marketing spending. Marketing spending in 2012 was particularly high in the first quarter driven by the significant investment in support of new products launched at that time.

Liquidity and Capital Resources

General

As of August 1, 2013, we had outstanding borrowings of approximately $739.7 million under our $1.35 billion senior secured credit facilities, of which approximately $492.5 million consists of term loan borrowings and $247.2 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. We had additional borrowing capacity of approximately $602.3 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

On July 8, 2011, Alpro renewed its existing revolving credit facility for one year and reduced the facility to an amount not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. Use of proceeds under the facility is for working capital and other general corporate purposes of Alpro. The subsidiary revolving credit facility makes available up to €1 million (or its currency equivalent) letters of credit. At June 30, 2013 and December 31, 2012, there were no outstanding borrowings under this facility. On May 22, 2013, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on May 22, 2014.

In connection with Dean Foods’ sale of Morningstar, we agreed to terminate an option to purchase plant capacity and property at a Morningstar facility, sell to Morningstar certain manufacturing equipment used to produce certain WhiteWave products, and execute certain other transactions. The agreement was executed on December 2, 2012, but became effective on January 3, 2013, and we received proceeds of $60 million as consideration. This transaction was accounted for as an equity contribution and the proceeds were used to repay a portion of the outstanding balance under the senior secured credit facilities.

Our board of directors has authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. The primary purpose of the program will be to offset dilution from the Company’s equity compensation plans, but the Company also may make discretionary purchases. Shares may be repurchased under the program from time to time in one or more open market or other transactions, at the discretion of the Company, subject to market conditions and other factors. The authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Liquidity

Based on current and anticipated level of operations, we believe that our cash on hand, together with operating cash flows, and amounts expected to be available under our new senior secured credit facilities, will be sufficient to meet our anticipated liquidity needs over the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, stock repurchases, and financial obligations such as payments under the senior secured credit facility. We may evaluate and consider strategic acquisitions, divestitures, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures by us or generate proceeds for us.

As of June 30, 2013, $70.7 million of our total cash on hand of $72.1 million was attributable to our foreign operations. We repatriated approximately €55.0 million ($71 million) from our foreign operations to Dean Foods during the second quarter of 2012. We currently anticipate leaving the remaining cash attributable to our foreign operations in these foreign jurisdictions.

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

Prior to completion of our initial public offering, we participated in the Dean Foods receivables-backed facility whereby we sold certain of our accounts receivable to a wholly-owned entity that is intended to be bankruptcy-remote. The entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The securitization was treated as borrowing for accounting purposes. We are the beneficiary and obligor for all borrowings and repayments under our portion of the Dean Foods facility. In connection with our initial public offering, the principal balances associated with our portion of the receivables-backed facility were settled as a contribution to our capital from Dean Foods. Effective September 1, 2012 we are no longer a participant in the Dean Foods receivables-backed facility.

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

Historical Cash Flow

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
	2013	2012	Change
	(In millions)
Net cash flows from:
Operating activities	$55.7	$101.5	$(45.8)
Investing activities	8.9	(37.3)	46.2
Financing activities	(59.8)	(117.1)	57.3
Discontinued operations (operating, investing, and financing)	—	(1.8)	1.8
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(0.9)	(1.2)

Net increase (decrease) in cash and cash equivalents	$2.7	$(55.6)	$58.3

Operating Activities

Net cash provided by operating activities from continuing operations was $55.7 million for the six months ended June 30, 2013 compared to $101.5 million for the six months ended June 30, 2012. The change was primarily due to working capital changes, including an increase in accounts receivable driven by higher sales and the timing of receivables collections. Also, a higher inventory change was driven by higher sales levels and the impact of current capacity constraints.

Investing Activities

Net cash provided by investing activities from continuing operations was $8.9 million for the six months ended June 30, 2013 compared to net cash used in investing activities of $37.3 million for the six months ended June 30, 2012. The change was primarily driven by proceeds from the sale of fixed assets to Morningstar. Capital expenditures were $53.0 million in the six months ended June 30, 2013, compared to $41.1 million in the six months ended June 30, 2012.

Financing Activities

Net cash used in financing activities from continuing operations was $59.8 million for the six months ended June 30, 2013 compared to $117.1 million for the six months ended June 30, 2012. The change was primarily due to a decrease in distributions made to Dean Foods offset by repayments made, net of proceeds received, related to our revolving credit facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as supplemented and updated in our Current Report on Form 8-K that we filed with the U.S. Securities and Exchange Commission on June 14, 2013.

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

Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Equity for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

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

August 9, 2013