Form 10-Q
period 2013-09-30
WHITEWAVE FOODS Co
filed 2013-11-07
CIK 1555365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, there were 173,426,738 outstanding shares of Class A common stock, par value $0.01 per share.

ii

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The WhiteWave Foods Company

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$87,145	$69,373
Trade receivables, net of allowance of $1,512 and $1,171	149,118	105,592
Related party receivables	—	17,912
Inventories	156,275	146,647
Deferred income taxes	20,900	21,044
Prepaid expenses and other current assets	22,647	22,253
Assets held for sale	40,548	—

Total current assets	476,633	382,821
Property, plant, and equipment, net	635,781	624,642
Identifiable intangible and other assets, net	394,318	394,962
Goodwill	769,536	765,586

Total Assets	$2,276,268	$2,168,011

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$316,926	$295,864
Current portion of debt	15,000	15,000
Income taxes payable	3,095	11,678

Total current liabilities	335,021	322,542
Long-term debt	707,550	765,550
Deferred income taxes	242,428	218,285
Other long-term liabilities	59,059	76,678
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Class A common stock, $0.01 par value; 1,700,000,000 shares authorized; 173,212,355 issued and outstanding at September 30, 2013; 23,000,000 issued and outstanding at December 31, 2012	1,732	230
Class B common stock, $0.01 par value; 175,000,000 shares authorized; no shares were issued or outstanding at September 30, 2013; 150,000,000 issued and outstanding at December 31, 2012	—	1,500
Additional paid-in capital	850,914	792,828
Retained earnings	97,587	18,086
Accumulated other comprehensive loss	(18,023)	(27,688)

Total equity	932,210	784,956

Total Liabilities and Equity	$2,276,268	$2,168,011

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Net sales	$638,518	$550,507	$1,823,854	$1,601,391
Net sales to related parties	—	24,346	37,062	79,936
Transitional sales fees	—	—	1,837	—

Total net sales	638,518	574,853	1,862,753	1,681,327
Cost of sales	412,066	370,215	1,193,544	1,089,098

Gross profit	226,452	204,638	669,209	592,229
Related party license income	—	10,727	—	32,043
Operating expenses:
Selling and distribution	131,548	125,551	395,833	368,408
General and administrative	45,364	46,456	139,888	121,435
Write-down of assets held for sale	7,400	—	7,400	—

Total operating expenses	184,312	172,007	543,121	489,843

Operating income	42,140	43,358	126,088	134,429
Other (income) expense:
Interest expense	4,459	990	13,920	3,600
Other (income) expense, net	4,129	97	(4,265)	780

Total other (income) expense	8,588	1,087	9,655	4,380

Income before income taxes	33,552	42,271	116,433	130,049
Income tax expense	9,259	15,979	36,932	46,066

Net income	$24,293	$26,292	$79,501	$83,983

Average common shares:
Basic	173,097,361	150,000,000	173,035,973	150,000,000
Diluted	175,203,342	150,000,000	174,149,095	150,000,000
Basic earnings per common share:
Net income	$0.14	$0.18	$0.46	$0.56
Diluted earnings per common share:
Net income	$0.14	$0.18	$0.46	$0.56

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$24,293	$26,292	$79,501	$83,983
Other comprehensive income (loss), net of tax
Net change in minimum pension liability	(72)	(59)	(44)	(41)
Foreign currency translation adjustment	19,688	7,784	9,572	1,366
Change in fair value of derivative instruments	52	55	137	(67)

Other comprehensive income, net of tax	19,668	7,780	9,665	1,258

Comprehensive income	$43,961	$34,072	$89,166	$85,241

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Equity

(Unaudited)

	Common Stock - Class A		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	(In thousands, except share data)
Balance at December 31, 2012	23,000,000	$230	150,000,000	$1,500	$792,828	$18,086	$—	$(27,688)	$—	$784,956
Net income	—	—	—	—	—	79,501	—	—	—	79,501
Issuance of common stock, net of tax impact of share-based compensation	213,045	2	—	—	58	—	—	—	—	60
Share-based compensation	—	—	—	—	14,317	—	—	—	—	14,317
Contributions to equity	—	—	—	—	43,711	—	—	—	—	43,711
Conversion of Class B common stock common stock held by Dean Foods into Class A common stock (Note 1)	82,086,000	821	(82,086,000)	(821)	—	—	—	—	—	—
Cancellation of shares	—	—	(690)	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock (Note 1)	67,913,310	679	(67,913,310)	(679)	—	—	—	—	—	—
Other comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $22	—	—	—	—	—	—	—	(44)	—	(44)
Foreign currency translation adjustment	—	—	—	—	—	—	—	9,572	—	9,572
Change in fair value of derivative instruments, net of tax of $91	—	—	—	—	—	—	—	137	—	137

Balance at September 30, 2013	173,212,355	$1,732	—	$—	$850,914	$97,587	$—	$(18,023)	$—	$932,210

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Equity

(Unaudited)

	Common Stock - Class A		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	(In thousands, except share data)
Balance at December 31, 2011	—	$—	—	$—	$—	$—	$1,172,254	$(36,335)	$4,767	$1,140,686
Net income	—	—	—	—	—	—	83,983	—	—	83,983
Change in Dean Foods’ net investment	—	—	—	—	—	—	(121,779)	—	—	(121,779)
Share-based compensation funded by Dean Foods	—	—	—	—	—	—	6,848	—	—	6,848
Wind-down of joint venture	—	—	—	—	—	—	—	—	(4,767)	(4,767)
Other comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $26	—	—	—	—	—	—	—	(41)	—	(41)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,366	—	1,366
Change in fair value of derivative instruments, net of tax benefit of $43	—	—	—	—	—	—	—	(67)	—	(67)

Balance at September 30, 2012	—	$—	—	$—	$—	$—	$1,141,306	$(35,077)	$—	$1,106,229

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,501	$83,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,552	54,723
Share-based compensation expense	14,317	6,848
Amortization of debt issuance costs	1,810	628
Loss on disposals and other, net	(528)	8,361
Write-down of assets held for sale	7,400	—
Deferred income taxes	11,025	2,552
Other	(4,024)	2,870
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Trade receivables, net	(42,644)	(18,530)
Related party receivables	17,912	354
Inventories	(22,629)	(14,627)
Prepaid expenses and other assets	(2,507)	1,783
Accounts payable, accrued expenses, and other long-term liabilities	5,403	19,756
Income taxes payable	(10,269)	(209)

Net cash provided by operating activities - continuing operations	115,319	148,492
Net cash provided by operating activities - discontinued operations	—	—

Net cash provided by operating activities	115,319	148,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	(103,144)	(66,821)
Proceeds from recoveries	—	3,356
Proceeds from sale of fixed assets	62,166	1,802

Net cash used in investing activities - continuing operations	(40,978)	(61,663)
Net cash used in investing activities - discontinued operations	—	(129)

Net cash used in investing activities	(40,978)	(61,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Dean Foods, net	(871)	(117,270)
Repayment of debt	(11,250)	—
Proceeds from revolver line of credit	438,450	—
Payments for revolver line of credit	(485,200)	—
Proceeds from receivables-backed facility	—	150,734
Payments for receivables-backed facility	—	(166,650)
Proceeds from exercise of stock options	300	—
Tax savings on shared-based compensation	324	—
Payment of deferred financing costs	(16)	—

Net cash used in financing activities - continuing operations	(58,263)	(133,186)
Net cash provided by financing activities - discontinued operations	—	24

Net cash used in financing activities	(58,263)	(133,162)
Effect of exchange rate changes on cash and cash equivalents	1,694	419

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,772	(46,043)
Cash and cash equivalents, beginning of period	69,373	96,987

Cash and cash equivalents, end of period	$87,145	$50,944

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Transfer of inventories and plant, property, and equipment, net to assets held for sale	$40,548	$—
Non-cash activity - Distribution to Dean Foods	$22,950	$—
Non-cash activity - Contribution from Dean Foods	$10,797	$—

See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2013 and 2012

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

Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 19, 2013. In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. Our results of operations for the three and nine months ended September 30, 2013 and 2012 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

For periods prior to the completion of our initial public offering on October 31, 2012, our condensed consolidated financial statements have been prepared on a stand-alone basis and derived from Dean Foods Company’s (“Dean Foods”) consolidated financial statements and accounting records using the historical results of operations, and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company for the three and nine months ended September 30, 2012.

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions have been allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as share-based compensation expense attributable to our employees and an allocation of share-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $18.5 million (which includes $8.0 million of transaction costs related to the offering) and $42.3 million (which includes $12.0 million of transaction costs related to the offering) in the three and nine months ended September 30, 2012, respectively. These cost allocations are primarily reflected within general and administrative expenses in our unaudited condensed consolidated statements of operations as well as classified as “Corporate and other” in Note 14 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide some of these services on a transitional basis for a fee.

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

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense and debt issuance costs is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the three and nine months ended September 30, 2012. See Note 8 “Debt and Allocated Portion of Dean Foods’ Debt.”

Certain reclassifications of previously reported assets have been made to conform to the current year presentation in Note 14 “Segment, Geographic, and Customer Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets.

Completion of Spin-Off from Dean Foods— On May 23, 2013, Dean Foods distributed (the “Distribution”) to its stockholders an aggregate of 47,686,000 shares of our Class A common stock, par value $0.01 per share (the “Class A common stock”), and 67,914,000 shares of our Class B common stock, par value $0.01 per share (the “Class B common stock”), as a pro rata dividend to Dean Foods stockholders at the close of business on May 17, 2013, the record date for the Distribution. Effective upon the Distribution, and in accordance with the terms of our amended and restated certificate of incorporation, we reduced the number of votes per share of our Class B common stock with respect to all matters submitted to a vote of our stockholders, other than the election and removal of directors, to one vote per share.

Prior to the Distribution, Dean Foods converted 82,086,000 shares of our Class B common stock into 82,086,000 shares of our Class A common stock in accordance with the terms of our amended and restated certificate of incorporation, of which 47,686,000 shares of Class A common stock were distributed to Dean Foods stockholders in the Distribution. As a result of and immediately after the Distribution, Dean Foods owned 34,400,000 shares of our Class A Common stock and no shares of our Class B common stock. Under the terms of the separation and distribution agreement, Dean Foods was required to dispose of any remaining ownership interest in us within three years of the Distribution, or May 23, 2016. On July 25, 2013 Dean Foods disposed of all of its remaining 34,400,000 shares of our Class A common stock in a registered public offering. We did not receive any proceeds from this offering. As a result of and immediately after the closing of this offering, Dean Foods no longer owns any shares of our common stock and has no ownership interest in us.

Common Stock Class Conversion — On September 24, 2013, the Company’s stockholders approved a proposal to convert all of the outstanding shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. All of the 67,913,310 shares of Class B common stock outstanding were converted on a one-for-one basis into shares of Class A common stock.

The conversion had no impact on the economic interests of the holders of Class A common stock and the former holders of Class B common stock. The conversion had no impact on the total issued and outstanding shares of the Company’s common stock although it increased the number of shares of Class A common stock outstanding in an amount equivalent to the number of shares of Class B common stock outstanding immediately prior to the conversion.

Recently Issued Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, including changes in balances by component, significant items reclassified out of accumulated other comprehensive income and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. See Note 11 “Accumulated Other Comprehensive Loss.” Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 is effective for the Company in the period beginning January 1, 2014. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for the Company in the period beginning January 1, 2014 and the Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

2. Assets Held for Sale

During the third quarter of 2013, management approved a plan to sell the assets of its dairy farm located in Idaho. Management’s decision to pursue a sale is based on the strategic decision to focus on the Company’s core processing, marketing and distribution capabilities. As of September 30, 2013, the assets are classified as held for sale on the condensed consolidated balance sheets at $40.5 million representing their fair value, net of estimated costs to sell. As a result, a non-cash write-down of $7.4 million was recorded during the third quarter of 2013. This charge is included in operating costs and expenses in our condensed consolidated statements of operations. The Idaho dairy farm assets are included in the North America segment and the fair value was determined based on the estimated selling price.

The following is a summary of the Idaho dairy farm assets held for sale as of September 30, 2013:

September 30, 2013
(In thousands)
Assets
Current assets	$13,579
Property, plant and equipment, net	26,969

Assets held for sale	$40,548

Upon disposition of the Idaho dairy farm, expected to be completed in the next 12 months, we expect to incur lease termination and other related costs currently estimated to be between $2.5 and $4.0 million.

3. Transactions with Morningstar Foods, LLC (“Morningstar”)

On January 3, 2013 Dean Foods sold its wholly-owned subsidiary Morningstar to an unaffiliated third party, and therefore Morningstar is no longer considered a related party. In connection with this sale, we modified certain of the commercial agreements between us and Morningstar. These modifications, with the exception of the Morningstar Asset Purchase Agreement, are primarily timing modifications and will not have a material impact on our results of operations.

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

Transitional Sales Agreements

In connection with and effective as of our initial public offering, we entered into an agreement with Morningstar, a then wholly-owned Dean Foods subsidiary, pursuant to which Morningstar transferred back to us responsibility for sales and associated costs of certain WhiteWave products over a term of up to nine months after the completion of the Morningstar sale. During the nine months ended September 30, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013. The sales transition was substantially completed during the early part of the second quarter of 2013.

We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products over a 15-month term. During this term, we provided certain transitional services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until such time as the sales were transitioned to Morningstar. The net fees remitted for the nine months ended September 30, 2013 were $0.7 million. The services transition was substantially completed during the early part of the second quarter of 2013.

4. Discontinued Operations and Divestitures

Hero Group (“Hero”) Joint Venture

In the second quarter of 2011, we began evaluating strategic alternatives related to our joint venture with Hero. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, the joint venture partners agreed to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the value of the joint venture’s long-lived assets to fair value less costs to sell as of September 30, 2011. At the end of 2012, the Hero joint venture wind down was completed.

5. Inventories

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials and supplies	$68,391	$71,548
Finished goods	87,884	75,099

Total	$156,275	$146,647

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

	North America	Europe	Total
	(In thousands)
Balance at December 31, 2012	$600,316	$165,270	$765,586
Foreign currency translation	—	3,950	3,950

Balance at September 30, 2013	$600,316	$169,220	$769,536

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$353,002	$—	$353,002	$350,725	$—	$350,725
Intangible assets with finite lives:
Customer-related and other	38,844	(16,982)	21,862	37,644	(14,714)	22,930
Trademarks	968	(963)	5	968	(962)	6

Total	$392,814	$(17,945)	$374,869	$389,337	$(15,676)	$373,661

(1)	The increase in the carrying amount of intangible assets between December 31, 2012 and September 30, 2013 is the result of foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the nine months ended September 30, 2013 and 2012 was $2.1 million and $1.9 million, respectively. Amortization expense on finite-lived intangible assets for the three months ended September 30, 2013 and 2012 was $0.7 million. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2013	$2.9
2014	2.9
2015	2.8
2016	2.5
2017	2.5

7. Income Taxes

Our provision for income taxes has been prepared on a separate return basis as if the Company was a stand-alone entity for periods prior to the Distribution. Prior to the Distribution, the Company was included in the Dean Foods’ U.S. consolidated federal income tax return and also filed some U.S. state income tax returns on a combined basis with Dean Foods. For periods subsequent to the Distribution, the Company will file its own U.S. federal and state income tax returns. Our foreign subsidiaries file local income tax returns in the jurisdictions in which they operate.

For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income from continuing operations before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.

Income tax expense was recorded at an effective rate of 27.6% and 37.8% in the three months ended September 30, 2013 and 2012, respectively. Income tax expense was recorded at an effective rate of 31.7% and 35.4% in the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate for the three and nine month periods ended September 30, 2013 was lower than the same periods in 2012 due to a decrease in deferred tax liabilities as a result of a reduction in the U.K. statutory tax rate, return to provision adjustments associated with differences between the provision calculated on a separate return basis and the filing of the Dean Foods’ U.S. consolidated federal tax return, and the impact of non-deductible transaction costs in 2012. The decrease in the effective tax rate was partially offset by an increase in uncertain tax positions in various jurisdictions. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

8. Debt and Allocated Portion of Dean Foods’ Debt

Our outstanding debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013			December 31, 2012
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$722,550	1.77	%*	$780,550	2.20	%*
Less current portion	(15,000)			(15,000)

Total long-term debt	$707,550			$765,550

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, and Term Loan A-2.

Senior Secured Credit Facilities

On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, which consist of a five-year revolving credit facility in a principal amount of $850 million, an original five-year $250 million term loan A-1, and an original seven-year $250 million term loan A-2. The revolving credit facility makes available up to $75 million of letters of credit and up to $75 million of swing line loans. On October 31, 2012, we incurred approximately $885 million in indebtedness under these facilities and subsequently used a portion of the net proceeds from our initial public offering to repay a portion of the revolving credit facility. We also capitalized $12.4 million of deferred financing fees, which are being amortized over the term of the respective credit or term loan facility. Deferred financing fees are included in identifiable intangible and other assets on our unaudited condensed consolidated balance sheets.

As of September 30, 2013, we had outstanding borrowings of $722.6 million under our $1.35 billion senior secured credit facilities, of which $488.8 million consists of term loan borrowings and $233.8 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. We had additional borrowing capacity of $615.7 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

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

Effective September 1, 2012, we are no longer a participant in the Dean Foods receivables-backed facility. In the nine months ended September 30, 2012, we borrowed $150.7 million and subsequently repaid $166.7 million under the facility.

Alpro Revolving Credit Facility

Our Alpro operations have access to a multi-currency revolving credit facility with a borrowing capacity not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €1 million (or its currency equivalent) of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on May 22, 2014. At September 30, 2013 and December 31, 2012, there were no outstanding borrowings under the facility.

Allocated Portion of Dean Foods’ Debt (Senior Secured Credit Facility)

On July 2, 2009, we were allocated $440.3 million from the Dean Foods senior secured credit facility to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility and totaled $2.9 million and $8.9 million in the three and nine months ended September 30, 2012, respectively. Debt issuance costs were allocated in the same proportion as debt and recorded as a non-current asset included in our consolidated balance sheets. Upon completion of our initial public offering, the principal balances associated with this allocated portion of the Dean Foods senior secured credit facility were settled as a contribution to our capital from Dean Foods. Our guarantee of Dean Foods’ senior secured credit facility also terminated upon completion of our initial public offering. See Note 15 “Related Party Transactions — Guarantees.”

9. Derivative Financial Instruments

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

The following table summarizes the terms of the interest rate swap agreements as of September 30, 2013:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000

We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked-to-market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheets. Losses on these contracts were $4.2 million for the three months ended September 30, 2013 and gains on these contracts were $4.0 million for the nine months ended September 30, 2013. Gains and losses are recorded in other (income) expense in our unaudited condensed consolidated statements of operations. A summary of these open swap agreements recorded at fair value in our consolidated balance sheets at September 30, 2013 and December 31, 2012 is included in the table below.

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

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified financial institutions for commodities associated with the production and distribution of our products. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and nine months ended September 30, 2013 and 2012. A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at September 30, 2013 and December 31, 2012 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency

Our international operations represented approximately 25% and 17% of our long-lived assets and net sales, respectively, as of and for the nine months ended September 30, 2013. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

As of September 30, 2013 and December 31, 2012, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$—	$—	$482	$489
Commodities contracts - current (1)	489	—	61	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	18,261	18,262
Interest rate swap contracts - noncurrent (2)	—	—	30,789	48,669

Total derivatives	$489	$—	$49,593	$67,420

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our unaudited condensed consolidated balance sheets.
(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our unaudited condensed consolidated balance sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
(Gains)/losses on foreign currency contracts (1)	$78	$(193)	$194	$(212)
(Gains)/losses on commodities contracts (2)	(427)	(25)	(296)	177

(1)	Recorded in cost of sales in our unaudited condensed consolidated statements of operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited condensed consolidated statements of operations.

Based on current exchange rates and commodity prices, we estimate that $0.5 million of hedging activity related to our foreign currency contracts and $0.4 million of hedging activity related to our commodities contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 is as follows:

	Fair value as of September 30, 2013	Level 1	Level 2	Level 3
	(In thousands)
Asset - Commodities contracts	$489	$—	$489	$—
Liability - Commodities contracts	61	—	61	—
Liability - Foreign currency contracts	482	—	482	—
Liability - Interest rate swap contracts	49,050	—	49,050	—

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Asset - Commodities contracts	$—	$—	$—	$—
Liability - Commodities contracts	—	—	—	—
Liability - Foreign currency contracts	489	—	489	—
Liability - Interest rate swap contracts	66,931	—	66,931	—

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

10. Common Stock and Share-Based Compensation

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

Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Dean Foods for stock and options granted specifically to our employees has been reflected in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012. These amounts were based on the awards and terms previously granted to our employees, but may not reflect the equity awards or results that we would have experienced or expect to experience as a stand-alone public company. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering. Prior to completion of the initial public offering, expenses related to the corporate employees of Dean Foods were allocated based on the Company’s percentage of Dean Foods’ total sales and totaled $1.2 million and $3.7 million for the three and nine months ended September 30, 2012, respectively.

For the Dean Foods plans, the share and unit data presented in the tables below only reflect the costs that were directly attributable to the Company’s employees and none of the allocated expenses of Dean Foods’ corporate employees. On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock. These Dean Foods equity-based awards included Dean Foods stock options (whether vested or unvested), unvested RSUs and unvested Dean Foods restricted stock awards held by our non-employee directors on the date of the Distribution. The options to purchase Dean Foods common stock held by our directors and employees were converted to options to purchase our Class A common stock in a manner that preserved the life and aggregate intrinsic value in the converted stock option and continued the same proportionate relationship between the exercise price and the value of our Class A common stock as existed with respect to the Dean Foods common stock immediately prior to the Distribution. The adjustment was effected based on a formula using the volume weighted average price of Dean Foods common stock and our Class A common stock during the five trading day period ended on the second trading day preceding the Distribution. The unvested Dean Foods RSUs held by our directors and employees were converted to WhiteWave RSUs in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods RSU (determined using the same volume weighted average values as described above). The unvested Dean Foods phantom shares held by our employees were converted to WhiteWave phantom shares in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods phantom share (determined using the same volume weighted average values as described above). Dean Foods restricted stock awards held by our directors on the date of the Distribution were converted into restricted stock awards with respect to our Class A common stock by (i) applying the same volume weighted average values as described above and (ii) subtracting any shares of our Class A common stock and Class B common stock received by our directors in the Distribution in respect of such Dean Foods restricted stock awards. We did not recognize any incremental expense in connection with the conversion of Dean Foods’ equity-based awards into WhiteWave awards.

WhiteWave Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2013:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2013	2,445,327	$16.98
Granted	1,254,273	15.19
Forfeited and cancelled (1)	(53,897)	18.96
Exercised	(717,477)	16.53
Converted from Dean Foods at Distribution (2)	8,308,857	17.45

Options outstanding at September 30, 2013	11,237,083	17.15	6.45	$45,040,362

Options vested and expected to vest at September 30, 2013	11,092,173	17.17	6.42	44,405,808
Options exercisable at September 30, 2013	6,274,312	$18.94	4.51	$19,797,076

(1)	Pursuant to the terms of the 2012 SIP, options that are cancelled or forfeited may be available for future grants.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

Nine months ended September 30, 2013
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.13% to 1.66%
Forfeiture rate	3%

Dean Foods Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2013:

	Number of options	Weighted average exercise price
Options outstanding at January 1, 2013	6,845,250	$18.45
Granted	—	—
Forfeited and cancelled	(227,424)	18.09
Exercised	(111,031)	13.04
Transferred (1)	1,135,399	21.38
Converted to WhiteWave stock options at Distribution (2)	(7,642,194)	18.98

Options outstanding at September 30, 2013	—	$—

(1)	Transferred options are attributable to employees that transferred to or from other Dean Foods’ divisions.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Nine months ended September 30,
	2013 (1)	2012
Expected volatility	—	44%
Expected dividend yield	—	0%
Expected option term	—	5 years
Risk-free rate of return	—	0.62% to 0.89%
Forfeiture rate	—	3%

(1)	Dean Foods did not grant any Dean Foods stock options to WhiteWave non-employee directors, executive officers, and employees during 2013.

WhiteWave Restricted Stock Units

The following table summarizes RSU activity during the nine months ended September 30, 2013:

RSUs outstanding January 1, 2013	674,681
RSUs issued	354,305
Shares issued upon vesting of RSUs	(9,175)
RSUs cancelled or forfeited (1)	(4,333)
RSUs converted from Dean Foods at Distribution (2)	464,768

RSUs outstanding at September 30, 2013	1,480,246

Weighted average grant date fair value per share	$17.11

(1)	Pursuant to the terms of the 2012 SIP, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

Dean Foods Restricted Stock Units

The following table summarizes RSU activity during the nine months ended September 30, 2013:

RSUs outstanding January 1, 2013	786,710
RSUs issued	20,235
RSUs cancelled or forfeited	(60,747)
Shares issued upon vesting of RSUs	(352,352)
RSUs transferred (1)	33,636
RSUs converted to WhiteWave RSUs at Distribution (2)	(427,482)

RSUs outstanding at September 30, 2013	—

(1)	Transferred RSUs are attributable to employees that transferred to or from other Dean Foods’ divisions.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

Dean Foods Cash Performance Units

In 2010, Dean Foods began granting cash performance units (“CPUs”) to employees as part of its long-term incentive compensation program under the terms of the 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to Dean Foods’ performance over a three-year period. The performance metric, as defined in the awards, is the performance of the Dean Foods stock price relative to that of a peer group of companies. The range of payout under the awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense related to the Company’s direct employees is recognized over the vesting period which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. Prior to the completion of our initial public offering, a liability related to these units was not reflected in the unaudited condensed consolidated balance sheets as the payout was funded by Dean Foods and subsequent to completion of our initial public offering, a corresponding liability has been recorded in other long-term liabilities in our unaudited condensed consolidated balance sheets.

In connection with our initial public offering, Dean Foods valued the 2011 and 2012 CPU awards for our executives based on performance as of December 31, 2012, instead of at the end of the originally scheduled 36-month performance periods. The cash value of these awards was paid out on a prorated basis during the nine months ended September 30, 2013.

The following table summarizes CPU activity with respect to the 2011 and 2012 CPU awards during the nine months ended September 30, 2013:

Units
Outstanding at January 1, 2013	6,105,000
Granted	—
Converted/paid	(6,105,000)
Forfeited	—

Outstanding at September 30, 2013	—

WhiteWave Phantom Shares

We grant phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave Class A common stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave Class A common stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. A corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes the phantom share activity during the nine months ended September 30, 2013:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2013	225,771	$17.00
Granted	214,391	15.24
Converted/paid	(6,787)	18.79
Forfeited	(18,915)	17.09
Converted from Dean Foods at Distribution (1)	256,806	18.79

Outstanding at September 30, 2013	671,266	$17.10

(1)	On May 23, 2013 and in connection with the Distribution, all Dean Foods phantom awards held by our employees were converted into phantom awards with respect to our Class A common stock.

Dean Foods Phantom Shares

In 2011, Dean Foods began granting phantom shares as part of its long-term incentive compensation program, which are similar to RSUs in that they are based on the price of Dean Foods’ stock and vest ratably over a three-year period, but are cash-settled based upon the value of Dean Foods’ stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. Prior to completion of our initial public offering, a liability related to these units has not been reflected in the unaudited condensed consolidated balance sheets as the payout was funded by Dean Foods and subsequent to completion of our initial public offering, a corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes the phantom share activity during the nine months ended September 30, 2013:

		Weighted-average
		grant date fair value
	Shares	per share
Outstanding at January 1, 2013	397,618	$11.43
Granted	—	—
Converted/paid	(156,247)	11.09
Forfeited	(7,442)	11.45
Transferred (1)	2,360	11.90
Converted to WhiteWave phantom shares at Distribution (2)	(236,289)	11.31

Outstanding at September 30, 2013	—	$—

(1)	Transferred phantom shares are attributable to employees that transferred to or from other Dean Foods’ divisions.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods phantom awards held by our employees were converted into phantom awards with respect to our Class A common stock.

WhiteWave SARs

We grant SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave Class A common stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. A corresponding liability has been recorded in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets. The following table summarizes SAR activity during the nine months ended September 30, 2013:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2013	211,111	$17.00
Granted	82,582	15.16
Forfeited and cancelled (1)	—	—
Exercised	—	—

SARs outstanding at September 30, 2013	293,693	16.48	9.16	$1,024,219

SARs exercisable at September 30, 2013	—	$—	—	$—

(1)	Pursuant to the terms of the 2012 SIP, SARs that are cancelled or forfeited may be available for future grants.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

Nine months ended September 30, 2013
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.13% to 1.66%
Forfeiture rate	3%

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods long-term incentive compensation plan in periods prior to completion of our initial public offering:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Share-based compensation expense funded Dean Foods
Dean Foods stock options	$—	$276	$—	$905
Dean Foods RSUs	—	737	—	2,190
Dean Foods CPUs	—	1,336	—	1,945
Dean Foods phantom shares	—	138	—	1,808

Total share-based compensation expense funded by Dean Foods	$—	$2,487	$—	$6,848

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods equity classified plans, as well as, expense related to the Company’s equity classified plans, in periods after the completion of our initial public offering:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Share-based compensation expense
Dean Foods stock options	$219	$—	$739	$—
Dean Foods RSUs	401	—	1,187	—
Dean Foods phantom shares	746	—	2,479	—
WhiteWave stock options	1,172	—	5,502	—
WhiteWave RSUs	1,337	—	5,633	—
WhiteWave phantom shares	975	—	2,195	—
WhiteWave SARs	267	—	664	—

Total share-based compensation expense	$5,117	$—	$18,399	$—

Share-based compensation expense shown above for the Dean Foods equity plans reflect expenses for those legacy plans that have converted to equivalent WhiteWave equity plans upon the spin-off transaction.

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

11. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2013 were as follows (net of tax):

	Derivative instruments (1)	Pension adjustment (2)	Cumulative translation adjustment	Total
	(In thousands)
Balance at July 1, 2013	$(209)	$(1,790)	$(35,692)	$(37,691)
Other comprehensive income/(loss) before reclassifications	(297)	(50)	19,688	19,341
Amounts reclassified from accumulated other comprehensive income/(loss)	349	(22)	—	327

Net quarter-to-date other comprehensive income/(loss), net of taxes of $19	52	(72)	19,688	19,668

Balance at September 30, 2013	$(157)	$(1,862)	$(16,004)	$(18,023)

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 9 “Derivative Financial Instruments.”
(2)	The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement and Profit Sharing Plans.”

The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 were as follows (net of tax):

	Derivative instruments (1)	Pension adjustment (2)	Cumulative translation adjustment	Total
	(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income before reclassifications	35	22	9,572	9,629
Amounts reclassified from accumulated other comprehensive income/(loss)	102	(66)	—	36

Net year-to-date other comprehensive income/(loss), net of taxes of $69	137	(44)	9,572	9,665

Balance at September 30, 2013	$(157)	$(1,862)	$(16,004)	$(18,023)

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 9 “Derivative Financial Instruments.”
(2)	The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement and Profit Sharing Plans.”

12. Employee Retirement and Profit Sharing Plans

Prior to the Distribution, our employees participated in Dean Foods’ broad-based programs generally available to all employees, including its 401(k) plan, health and dental plans and various other insurance plans, including disability and life insurance. Effective upon the Distribution, the Company implemented its own substantially similar employee benefit plans and our employees are no longer eligible to participate in Dean Foods’ plans. Additionally, we contribute to one multiemployer pension plan on behalf of our employees.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$440	$343	$1,320	$1,054
Interest cost	135	125	405	384
Expected return on plan assets	(88)	(46)	(264)	(143)
Amortization:
Prior service (credit)/cost	4	4	12	12
Unrecognized net (gain)/loss	18	1	54	3

Net periodic benefit cost	$509	$427	$1,527	$1,310

13. Commitments and Contingencies

Lease and Purchase Obligations

We lease certain property, plant, and equipment used in our operations under operating lease agreements. Such leases, which are primarily for office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $2.0 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $6.0 million and $6.1 million for the nine months September 30, 2013 and 2012, respectively.

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

14. Segment, Geographic, and Customer Information

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

The reporting segments do not include the costs allocated to us by Dean Foods or costs incurred by us for certain corporate and shared service functions. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other.” Related party license income, further described in Note 15 “Related Party Transactions,” has also been excluded. Therefore, the measure of segment profit or loss presented below is before such items.

The following table presents the summarized income statement amounts by segment:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total net sales:
North America	$534,176	$486,899	$1,555,023	$1,408,370
Europe	104,342	87,954	307,730	272,957

Total	$638,518	$574,853	$1,862,753	$1,681,327

Operating income:
North America	$51,366	$44,986	$157,266	$127,805
Europe	7,558	6,166	22,109	16,856

Total reportable segment operating income	58,924	51,152	179,375	144,661
Related party license income	—	10,727	—	32,043
Corporate and other	(16,784)	(18,521)	(53,287)	(42,275)

Total operating income	$42,140	$43,358	$126,088	$134,429
Other expense:
Interest expense	4,459	990	13,920	3,600
Other (income) expense, net	4,129	97	(4,265)	780

Income before income taxes	$33,552	$42,271	$116,433	$130,049

Depreciation and amortization:
North America	$15,270	$12,455	$44,908	$40,195
Europe	5,169	6,024	15,365	14,528
Corporate	138	—	279	—

Total	$20,577	$18,479	$60,552	$54,723

The following tables present sales amounts by product categories:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total net sales:
North America
Plant-based foods and beverages	$164,748	$142,859	$470,598	$412,018
Coffee creamers and beverages	222,778	202,408	654,926	589,445
Premium dairy	146,650	141,632	429,499	406,907

North America net sales	534,176	486,899	1,555,023	1,408,370
Europe
Plant-based foods and beverages	104,342	87,954	307,730	272,957

Total net sales	$638,518	$574,853	$1,862,753	$1,681,327

The following tables present assets, long-lived assets, and capital expenditures by segment:

	September 30, 2013	December 31, 2012
	(In thousands)
Assets:
North America	$1,598,805	$1,549,030
Europe	611,953	577,599
Corporate	65,510	41,382

Total	$2,276,268	$2,168,011

Long-lived Assets:
North America	$1,324,751	$1,323,108
Europe	446,418	444,539
Corporate	28,466	17,543

Total	$1,799,635	$1,785,190

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Capital expenditures:
North America	$41,168	$23,076	$84,378	$60,253
Europe	5,440	2,615	12,774	6,568
Corporate	3,515	—	5,992	—

Total	$50,123	$25,691	$103,144	$66,821

Significant Customers

The Company had a single customer that represented approximately 17.2% and 19.6% of our consolidated net sales in the three months ended September 30, 2013 and 2012, respectively. The same customer represented approximately 17.7% and 18.7% of our consolidated net sales in the nine months ended September 30, 2013 and 2012, respectively. Sales to this customer are primarily included in our North America segment.

15. Related Party Transactions

Allocated Expenses

As of July 25, 2013, Dean Foods disposed of its remaining shares of the Company’s common stock in a registered public offering. As a result of and immediately following this offering, Dean Foods has no ownership interest in us and therefore is no longer a related party. Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $18.5 million and $42.3 million in the three and nine months ended September 30, 2012, respectively. These allocations include approximately $8.0 and $12.0 million of transaction costs related to our initial public offering for the three and nine months ended September 30, 2012, respectively. These cost allocations are primarily reflected within general and administrative expenses in our unaudited condensed consolidated statements of operations as well as classified as “Corporate and other” in Note 14 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide many of these services on a transitional basis for a fee.

Upon completion of our initial public offering, we assumed responsibility for the costs of these functions. The allocations may not reflect the expense we would have incurred as a stand-alone public company for the three and nine months ended September 30, 2012. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense during the three and nine months ended September 30, 2012 had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during the three and nine month periods. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense, and debt issuance costs is reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the three and nine months ended September 30, 2012.

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

During the three and nine months ended September 30, 2013 and 2012, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our unaudited condensed consolidated statements of operations.

In connection with and effective as of our initial public offering, we entered into agreements that formalize ongoing commercial arrangements we have with Dean Foods and Morningstar, which are described below. Certain terms of these agreements were modified in connection with Dean Foods’ sale of Morningstar. These agreements are described in Note 3, “Transactions with Morningstar.”

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

Termination of Intellectual Property License Agreement

Historically, the Company was party to a license agreement with Morningstar, pursuant to which Morningstar had the right to use the Company’s intellectual property in the manufacture of certain products for a fee. For the three and nine months ended September 30, 2012, related party license income was recorded within operating income in our unaudited condensed consolidated statements of operations in the amount of $10.7 million and $32.0 million, respectively.

In conjunction with the license agreement, a loan agreement was entered into, pursuant to which the Company extended a line of credit to Morningstar related to the license income under the license agreement. Prior to completion of our initial public offering, there were no repayments of this loan and no future plans to settle the outstanding balance; therefore, the principal and associated accrued interest was shown in Dean Foods’ net investment as of December 31, 2011. The interest term on the loan to Morningstar was LIBOR plus 2% and recorded in interest income in our unaudited condensed consolidated statements of operations. Interest income for the three and nine months ended September 30, 2012 was $2.0 million and $5.8 million, respectively.

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

License Agreement with Dean Foods

We entered into an agreement with Dean Foods pursuant to which we have an exclusive license to manufacture and sell shelf stable aseptic flavored and white milk under Dean Foods’ TruMoo brand in certain retail channels and to designated foodservice accounts throughout North America in exchange for payment of a royalty. The initial term of the agreement is December 2012 through December 31, 2017, with automatic one-year renewals thereafter so long as we achieve specified volume thresholds and minimum royalties. We incurred immaterial royalty obligations under this agreement during the three and nine months ended September 30, 2013.

Transition Services Agreement

We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Our services consist primarily of marketing and research and development, while Dean Foods’ has provided supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other transitional services. Both Dean Foods’ and our services continue for a specified initial term, which vary with the types of services provided, unless terminated earlier or extended according to the terms of the transition services agreement. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services. Dean Foods has charged us $1.3 million and $18.0 million and we have charged Dean Foods $0.3 million and $2.8 million for services rendered under the transition services agreement for the three and nine months ended September 30, 2013, respectively.

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

16. Earnings Per Share

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$24,293	$26,292	$79,501	$83,983
Denominator:
Average common shares	173,097,361	150,000,000	173,035,973	150,000,000
Basic earnings per share	$0.14	$0.18	$0.46	$0.56
Diluted earnings per share computation:
Numerator:
Net income	$24,293	$26,292	$79,501	$83,983
Denominator:
Average common shares - basic	173,097,361	150,000,000	173,035,973	150,000,000
Stock option conversion(1)	1,259,608	—	586,887	—
Stock units(2)	846,373	—	526,235	—
Average common shares - diluted	175,203,342	150,000,000	174,149,095	150,000,000
Diluted earnings per share	$0.14	$0.18	$0.46	$0.56

(1)	5,206,482 and 3,761,414 anti-dilutive options were excluded from the calculation for the three and nine months ended September 30, 2013.
(2)	6,311 and 303 anti-dilutive RSUs were excluded from the calculation for the three and nine months ended September 30, 2013.

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

Prior to the Distribution, Dean Foods converted 82,086,000 shares of our Class B common stock into 82,086,000 shares of our Class A common stock in accordance with the terms of our amended and restated certificate of incorporation, of which 47,686,000 shares of Class A common stock were distributed to Dean Foods stockholders in the Distribution. As a result of the Distribution, Dean Foods owned 34,400,000 shares of our Class A Common stock and no shares of our Class B common stock. Under the terms of the separation and distribution agreement, Dean Foods was required to dispose of any remaining ownership interest in us within three years of the Distribution, or May 23, 2016. On July 25, 2013 Dean Foods disposed of all of its remaining 34,400,000 shares of our Class A common stock in a registered public offering. We did not receive any proceeds from this offering. As a result of and immediately after the closing of this offering, Dean Foods no longer owns any shares of our common stock and has no ownership interest in us.

Common Stock Class Conversion

On September 24, 2013, the Company’s stockholders approved a proposal to convert all of the outstanding shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. All of the 67,913,310 shares of Class B common stock outstanding were converted on a one-for-one basis into shares of Class A common stock.

The conversion had no impact on the economic interests of the holders of Class A common stock and the former holders of Class B common stock. The conversion had no impact on the total issued and outstanding shares of the Company’s common stock although it increased the number of shares of Class A common stock outstanding in an amount equivalent to the number of shares of Class B common stock outstanding immediately prior to the conversion.

Plan to Sell Idaho Dairy Farm

During the third quarter of 2013, management approved a plan to sell the assets of its dairy farm located in Idaho. Management’s decision to pursue a sale is based on the strategic decision to focus on the Company’s core processing, marketing and distribution capabilities. As of September 30, 2013, the assets are classified as held for sale at $40.5 million representing their fair value, net of estimated costs to sell. As a result, a non-cash write-down of $7.4 million was recorded during the third quarter of 2013. Upon disposition of the Idaho dairy farm, expected to be completed in the next 12 months, we expect to incur lease termination and other related costs currently estimated to be between $2.5 and $4.0 million.

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

Manufacturing and warehousing capacity constraints

Our recent growth has significantly increased our plant and warehouse utilization rates, particularly in our North America segment. In response, we have increasingly relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, in order to serve increasing customer demand, capacity constraints create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. Further, capacity constraints have at times led to higher levels of inventory in order to ensure that we can adequately service our customers. We will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements. At the same time, we will continue to invest to expand our internal production and warehousing capabilities.

Matters Affecting Comparability

Our results of operations for the three and nine months ended September 30, 2013 and 2012 were affected by the following:

Corporate Costs

Prior to the completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $18.5 million and $42.3 million in the three and nine months ended September 30, 2012, respectively. These allocations include approximately $8.0 and $12.0 million of transaction costs related to our initial public offering for the three and nine months ended September 30, 2012, respectively. Following the initial public offering, we are incurring direct costs associated with our stand-alone corporate structure. Such direct costs also include certain non-recurring transitional costs of $1.5 million and $5.9 million incurred in the three and nine months ended September 30, 2013, respectively, to establish our own stand-alone corporate functions.

Morningstar and Dean Foods Commercial Agreements

In conjunction with our initial public offering on October 31, 2012, WhiteWave entered into several commercial agreements with Morningstar and Dean Foods’ Fresh Dairy Direct (“FDD”) division which modified the terms of the historical arrangements. Those agreements altered the price that FDD pays WhiteWave for WhiteWave branded products, the cost WhiteWave pays for products produced and supplied by Morningstar and FDD to WhiteWave, and it eliminated the historical intellectual property agreement for which Morningstar paid a license fee to WhiteWave. In addition, it transferred certain LAND O LAKES branded products from WhiteWave to FDD and other products from Morningstar to WhiteWave. Finally, a transitional services agreement was implemented between the various parties.

During the nine months ended September 30, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales were transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statement of operations. The transitional sales were substantially completed during the early part of the second quarter.

We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products over a 15-month term. During this term, we provided certain transitional services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until the sales transitioned to Morningstar. The net fees remitted for the nine months ended September 30, 2013 were $0.7 million. The transitional services were substantially completed during the early part of the second quarter.

Discontinued Operations

In the second quarter of 2011, we began evaluating strategic alternatives related to our 50%-owned joint venture with Hero Group. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, the joint venture partners agreed to wind down the joint venture operations during the fourth quarter of 2011. During the first quarter of 2012, we completed the shutdown of operations. As of the end of 2012, the Hero joint venture wind down was completed.

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

Results of Operations

Our historical consolidated financial statements, which are discussed below, are prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and asset and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company for the three and nine months ended September 30, 2012.

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$638.5		$550.5		$1,823.8		$1,601.4
Net sales to related parties	—		24.4		37.1		79.9
Transitional sales fees	—		—		1.8		—

Total net sales	638.5	100.0%	574.9	100.0%	1,862.7	100.0%	1,681.3	100.0%
Cost of sales	412.1	64.5%	370.2	64.4%	1,193.5	64.1%	1,089.1	64.8%

Gross profit (1)	226.4	35.5%	204.7	35.6%	669.2	35.9%	592.2	35.2%
Related party license income	—	0.0%	10.7	1.8%	—	0.0%	32.0	1.9%
Operating expenses
Selling and distribution	131.5	20.6%	125.6	21.8%	395.8	21.2%	368.4	21.9%
General and administrative	45.4	7.1%	46.4	8.1%	139.9	7.5%	121.4	7.2%
Write-down of assets held for sale	7.4	1.2%	—	0.0%	7.4	0.4%	—	0.0%

Total operating expenses	184.3	28.9%	172.0	29.9%	543.1	29.1%	489.8	29.1%

Operating income	$42.1	6.6%	$43.4	7.5%	$126.1	6.8%	$134.4	8.0%

(1)	We include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of sales.

The key performance indicators for both of our reportable segments are net sales dollars, gross profit, and operating expenses, which are presented in the segment results tables and discussion below.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below:

	Three Months Ended September 30,		$	%
			Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
	(Dollars in millions)
North America	$534.2	$486.9	$47.3	9.7%
Europe	104.3	88.0	16.3	18.5%

Total	$638.5	$574.9	$63.6	11.1%

The changes in total net sales were due to the following:

	Change in Net Sales Three Months Ended September 30, 2013 vs. September 30, 2012
	Volume	Pricing and product mix changes	Total increase/ (decrease)
	(in millions)
North America	$50.7	$(3.4)	$47.3
Europe	9.7	6.6	16.3

Total	$60.4	$3.2	$63.6

Total net sales — Consolidated total net sales increased $63.6 million, or 11.1%, for the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily driven by volume growth in both the North America and Europe segments. Net sales in North America also benefited from the impact of the commercial arrangements with current and former Dean Foods subsidiaries. Those arrangements were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement. The increases were partially offset by slightly higher promotional spending in North America.

Cost of sales — Cost of sales increased $41.9 million, or 11.3%, for the three months ended September 30, 2013 compared to the same period in 2012. This increase was primarily driven by the higher sales volumes, but was also higher due to the transition of sales from Morningstar, lower production efficiencies, including production line startup costs, and higher raw material costs in both North America and Europe.

Gross profit — Gross profit margin decreased slightly to 35.5% for the three months ended September 30, 2013 compared to 35.6% for the same period in 2012, as a decline in North America was substantially offset by margin improvement in Europe.

Related party license income — Related party license income decreased $10.7 million for the three months ended September 30, 2013 compared to the same period in 2012. This decrease was driven by the termination of a license agreement with Morningstar under which WhiteWave received a fee for licensing intellectual property that Morningstar needed to produce and sell its products. In connection with our initial public offering, that intellectual property was transferred to Morningstar and the fee arrangement concluded.

Operating expenses — Operating expenses increased by $12.3 million, or 7.2%, for the three months ended September 30, 2013 compared to the same period in 2012. Selling and distribution expenses increased $5.9 million, or 4.7%, principally driven by higher sales volumes, along with higher distribution and warehousing costs in our North America segment, due to continued manufacturing and warehousing capacity constraints. We expect these costs to remain elevated through 2013.

General and administrative expenses decreased $1.0 million, or 2.2% for the three months ended September 30, 2013 compared to the same period in 2012. In 2012, prior to the completion of our initial public offering, general and administrative expenses included allocations from Dean Foods, while in 2013, we are incurring direct costs associated with our stand-alone corporate structure. The current quarter general and administrative costs also include $2.5 million of expenses associated with equity awards (the “IPO Grants”) issued in connection with our initial public offering, along with $1.5 million of non-recurring transitional costs incurred to establish our own stand-alone corporate functions and $0.8 million in transaction costs related to the Dean Foods equity offering. This compares to $8.0 million of transaction costs incurred in connection with our initial public offering in the same period in 2012.

Operating expenses for the three months ended September 30, 2013 also included a non-cash write-down of assets held for sale in the amount of $7.4 million related to the plan to sell the assets of the Company’s dairy farm located in Idaho.

Other (income) expense, net – Other (income) expense for the three months ended September 30, 2013 includes losses of $4.2 million related to mark-to-market expense of our interest rate swaps.

Income taxes — Income tax expense was recorded at an effective tax rate of 27.6% for the three months of 2013 compared to 37.8% for the same period in 2012. The effective tax rate for the three months ended September 30, 2013 was lower than the same period in 2012 due to a decrease in deferred tax liabilities as a result of a reduction in the U.K. statutory tax rate, return to provision adjustments associated with differences between the provision calculated on a separate return basis and the filing of the Dean Foods’ U.S. consolidated federal tax return, and the impact of non-deductible transaction costs in 2012. The decrease in the effective tax rate was partially offset by an increase in uncertain tax positions in various jurisdictions. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Three Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent	$Change	% Change
		(Dollars in millions)
Net sales	$534.2		$462.5		$71.7	15.5%
Net sales to related parties	—		24.4		(24.4)	(100.0)%
Transitional sales fees	—		—		—	0.0%

Total net sales	534.2	100.0%	486.9	100.0%	47.3	9.7%
Cost of sales	349.8	65.5%	316.6	65.0%	33.2	10.5%

Gross profit	184.4	34.5%	170.3	35.0%	14.1	8.3%
Operating expenses	133.0	24.9%	125.3	25.8%	7.7	6.1%

Operating income	$51.4	9.6%	$45.0	9.2%	$6.4	14.2%

Total net sales — Total net sales increased $47.3 million, or 9.7%, for the three months ended September 30, 2013 compared to the same period in 2012. This increase was primarily driven by volume growth across all categories, but particularly plant-based food and beverages and coffee creamers and beverages. Net sales also benefited from the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement. The increases are partially offset by slightly higher promotional spending.

Cost of sales — Cost of sales increased $33.2 million, or 10.5%, for the three months ended September 30, 2013 compared to the same period in 2012. This increase was primarily driven by the higher sales volumes, but was also higher due to the transition of sales from Morningstar, lower production efficiencies, including production line startup cost, and higher raw material costs.

Gross profit — Gross profit margin decreased to 34.5% for the three months ended September 30, 2013 compared to 35.0% for the same period in 2012. This decrease in gross margin percentage was driven by higher promotional spending, lower production efficiencies, including production line startup cost, and higher raw material costs.

Operating expenses — Operating expenses increased $7.7 million, or 6.1%, for the three months ended September 30, 2013 compared to the same period in 2012. This increase was driven by higher selling and distribution costs as a result of higher volumes, coupled with an increase in warehousing and related distribution costs driven by capacity constraints. We expect these costs to remain elevated throughout 2013.

Operating expenses for the three months ended September 30, 2013 also included a non-cash write-down of assets held for sale in the amount of $7.4 million related to the plan to sell the assets of the Company’s dairy farm located in Idaho.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Three Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$104.3	100.0%	$88.0	100.0%	$16.3	18.5%
Cost of sales	62.2	59.6%	53.6	60.9%	8.6	16.0%

Gross profit	42.1	40.4%	34.4	39.1%	7.7	22.4%
Operating expenses	34.5	33.1%	28.2	32.1%	6.3	22.3%

Operating income	$7.6	7.3%	$6.2	7.0%	$1.4	22.6%

Net sales — Net sales increased $16.3 million, or 18.5%, for the three months ended September 30, 2013 compared to the same period in 2012, driven principally by volume growth in yogurt and non-soy drinks, led by almond which was introduced in the prior year, along with a favorable mix of products sold and a modest currency benefit. Volume growth in the Europe segment continues to be driven by strong performance in our core geographies in Northern Europe.

Cost of sales — Cost of sales increased $8.6 million, or 16.0%, for the three months ended September 30, 2013 compared to the same period in 2012. This increase was a result of higher sales volumes, coupled with the impact of higher input costs, partially offset by improved manufacturing efficiencies and cost reduction initiatives.

Gross profit — Gross profit margin increased to 40.4% for the three months ended September 30, 2013 compared to 39.1% for the same period in 2012. This increase was driven by a favorable product mix, coupled with improved manufacturing efficiencies and cost reduction initiatives.

Operating expenses — Operating expenses increased $6.3 million or 22.3% for the three months ended September 30, 2013 compared to the same period in 2012. This was driven principally by increased distribution costs due to the higher sales volumes and general and administrative costs due to increased headcount.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September, 2012

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below:

			$	%
	Nine Months Ended September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
	(Dollars in millions)
North America	$1,555.0	$1,408.3	$146.7	10.4%
Europe	307.7	273.0	34.7	12.7%

Total	$1,862.7	$1,681.3	$181.4	10.8%

The changes in total net sales were due to the following:

	Change in Net Sales Nine Months Ended September 30, 2013 vs. September 30, 2012
	Volume	Pricing and product mix changes	Total increase / (decrease)
		(in millions)
North America	$134.8	$11.9	$146.7
Europe	25.9	8.8	34.7

Total	$160.7	$20.7	$181.4

Total net sales — Consolidated total net sales increased $181.4 million, or 10.8%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily driven by volume growth in both the North America and Europe segments. Net sales in North America also benefited from the impact of pricing actions that were implemented on premium dairy products late in the first quarter of 2012, and the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.

Cost of sales — Cost of sales increased $104.4 million, or 9.6%, for the nine months ended September 30, 2013 compared to the same period in 2012. This increase was primarily driven by the higher sales volumes but was also by higher commodity and other input costs and the transition of sales from Morningstar.

Gross profit — Gross profit margin increased to 35.9% for the nine months ended September 30, 2013 compared to 35.2% for the same period in 2012. The increase was principally driven by a favorable product mix, along with the impact of the commercial agreements with current and former Dean Foods’ subsidiaries. The net profit from the sales of WhiteWave products generated by Morningstar was reflected as transitional sales fees until those sales transitioned to us.

Related party license income — Related party license income decreased $32.0 million for the nine months ended September 30, 2013 compared to the same period in 2012. This decrease was driven by the termination of a license agreement with Morningstar under which WhiteWave received a fee for licensing intellectual property Morningstar needed to produce and sell its products. In connection with our initial public offering, that intellectual property was transferred to Morningstar and the fee arrangement concluded.

Operating expenses — Operating expenses increased by $53.3 million, or 10.9%, for the nine months ended September 30, 2013 compared to the same period in 2012. Selling and distribution expenses increased $27.4 million, or 7.4%, driven by higher sales volumes, along with higher distribution and warehousing costs in our North America segment related to capacity constraints. We expect such distribution and warehousing costs to remain elevated through 2013.

General and administrative expenses increased $18.5 million, or 15.2% for the nine months ended September 30, 2013 compared to the same period in 2012. In 2012, prior to the completion of our initial public offering, general and administrative expenses included allocations from Dean Foods, while in 2013, we are incurring direct costs associated with our stand-alone corporate structure. The current year general and administrative costs also include $7.1 million of expenses associated with IPO Grants, along with $5.9 million of non-recurring transitional costs incurred to establish our own stand-alone corporate functions and $1.4 million in transaction costs related to the Dean Foods equity offering. This compares to $12.0 million of transaction costs incurred in connection with our initial public offering in the same period in 2012. The increase in 2013 was also partially attributed to higher headcount and employee-related costs in both the North America and Europe segment.

Operating expenses for the nine months ended September 30, 2013 also included a non-cash write-down of assets held for sale in the amount of $7.4 million related to the plan to sell the assets of the Company’s dairy farm located in Idaho.

Other (income) expense, net – Other (income) expense for the nine months ended September 30, 2013 includes gains of $4.0 million related to a mark-to-market expense of our interest rate swaps.

Income taxes — Income tax expense was recorded at an effective tax rate of 31.7% for the nine months of 2013 compared to 35.4% for the same period in 2012. The effective tax rate for the nine months ended September 30, 2013 was lower than the same period in 2012 due to a decrease in deferred tax liabilities as a result of a reduction in the U.K. statutory tax rate, return to provision adjustments associated with differences between the provision calculated on a separate return basis and the filing of the Dean Foods’ U.S. consolidated federal tax return, and the impact of non-deductible transaction costs in 2012. The decrease in the effective tax rate was partially offset by an increase in uncertain tax positions in various jurisdictions. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Nine Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent	$Change	% Change
	(Dollars in millions)
Net sales	$1,516.1		$1,328.4		$187.7	14.1%
Net sales to related parties	37.1		79.9		(42.8)	(53.6)%
Transitional sales fees	1.8		—		1.8	n/m

Total net sales	1,555.0	100.0%	1,408.3	100.0%	146.7	10.4%
Cost of sales	1,010.6	65.0%	927.8	65.9%	82.8	8.9%

Gross profit	544.4	35.0%	480.5	34.1%	63.9	13.3%
Operating expenses	387.1	24.9%	352.7	25.0%	34.4	9.8%

Operating income	$157.3	10.1%	$127.8	9.1%	$29.5	23.1%

Total net sales — Total net sales increased $146.7 million, or 10.4%, for the nine months ended September 30, 2013 compared to the same period in 2012. This increase was primarily driven by volume growth across all categories, but particularly plant-based food and beverages and coffee creamers and beverages. Net sales also benefited from a favorable product mix, the impact of pricing actions that were implemented on premium dairy products late in the first quarter of 2012, and the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.

Cost of sales — Cost of sales increased $82.8 million, or 8.9%, for the nine months ended September 30, 2013 compared to the same period in 2012. This increase was primarily driven by the higher sales volumes, but was also increased by higher commodity and other input costs and the transition of sales from Morningstar.

Gross profit — Gross profit margin increased to 35.0% for the nine months ended September 30, 2013 compared to 34.1% for the same period in 2012. The increase was principally driven by a favorable product mix, along with the favorable impact of the commercial agreements with current and former Dean Foods’ subsidiaries. The net profit from the sales of WhiteWave products generated by Morningstar was reflected as transitional sales fees until those sales were transitioned to us.

Operating expenses — Operating expenses increased $34.4 million, or 9.8%, for the nine months ended September 30, 2013 compared to the same period in 2012. This increase was driven by higher selling and distribution costs as a result of higher sales volume, coupled with an increase in warehousing and related distribution costs related to capacity constraints. We expect these costs to remain elevated throughout 2013. General and administrative expenses were also higher driven by additional headcount and employee-related expenses, along with higher legal expenses

Operating expenses for the nine months ended September 30, 2013 also included a non-cash write-down of assets held for sale in the amount of $7.4 million related to the plan to sell the assets of the Company’s dairy farm located in Idaho.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Nine Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$307.7	100.0%	$273.0	100.0%	$34.7	12.7%
Cost of sales	183.0	59.5%	161.3	59.1%	21.7	13.5%

Gross profit	124.7	40.5%	111.7	40.9%	13.0	11.6%
Operating expenses	102.6	33.3%	94.8	34.7%	7.8	8.2%

Operating income	$22.1	7.2%	$16.9	6.2%	$5.2	30.8%

Net sales — Net sales increased $34.7 million, or 12.7%, for the nine months ended September 30, 2013 compared to the same period in 2012, driven principally by volume growth in yogurt and non-soy drinks, led by almond which was introduced in the prior year. Volume growth in the Europe segment continues to be driven by strong performance in our core geographies in Northern Europe.

Cost of sales — Cost of sales increased $21.7 million, or 13.5%, for the nine months ended September 30, 2013 compared to the same period in 2012. This increase was a result of higher sales volumes, coupled with the impact of higher raw material input and co-packing costs, partially offset by cost reduction initiatives.

Gross profit — Gross profit margin decreased to 40.5% for the nine months ended September 30, 2013 compared to 40.9% for the same period in 2012. This decrease was driven by higher input costs, along with increased co-packing costs driven by strong growth in non-soy drinks, partially offset by the impact of cost reduction initiatives.

Operating expenses — Operating expenses increased $7.8 million or 8.2% for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was driven by higher distribution expenses due to higher volumes, coupled with an increase in general and administrative costs driven by higher headcount.

Liquidity and Capital Resources

General

As of October 31, 2013, we had outstanding borrowings of $710.3 million under our $1.35 billion senior secured credit facilities, of which $488.8 million consists of term loan borrowings and $221.5 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. We had additional borrowing capacity of $628.0 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

Alpro maintains a revolving credit facility not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €1 million (or its currency equivalent) letters of credit. At September 30, 2013 and December 31, 2012, there were no outstanding borrowings under this facility. No principal payments are due under the subsidiary revolving credit facility until maturity on May 22, 2014.

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

As of September 30, 2013, $86.6 million of our total cash on hand of $87.1 million was attributable to our foreign operations. We repatriated approximately €55.0 million ($71 million) from our foreign operations to Dean Foods during the nine months ended September 30, 2012. We currently anticipate permanently reinvesting our foreign earnings outside the U.S.

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

Historical Cash Flow

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2013	2012	Change
	(In millions)
Net cash flows from:
Operating activities	$115.3	$148.5	$(33.2)
Investing activities	(41.0)	(61.6)	20.6
Financing activities	(58.2)	(133.2)	75.0
Discontinued operations (operating, investing, and financing)	—	(0.1)	0.1
Effect of exchange rate changes on cash and cash equivalents	1.7	0.4	1.3

Net increase (decrease) in cash and cash equivalents	$17.8	$(46.0)	$63.8

Operating Activities

Net cash provided by operating activities from continuing operations was $115.3 million for the nine months ended September 30, 2013 compared to $148.5 million for the nine months ended September 30, 2012. The change was primarily due to working capital changes, including an increase in accounts receivable driven by higher sales and the timing of receivables collections. Also, a higher inventory change was driven by higher sales levels and the impact of current capacity constraints.

Investing Activities

Net cash used in investing activities from continuing operations was $41.0 million for the nine months ended September 30, 2013 compared to net cash used in investing activities of $61.6 million for the nine months ended September 30, 2012. The change was primarily driven by proceeds from the sale of fixed assets to Morningstar, partially offset by higher capital expenditures in 2013. Capital expenditures were $103.1 million in the nine months ended September 30, 2013, compared to $66.8 million in the nine months ended September 30, 2012.

Financing Activities

Net cash used in financing activities from continuing operations was $58.2 million for the nine months ended September 30, 2013 compared to $133.2 million for the nine months ended September 30, 2012. The change was primarily due to a decrease in distributions made to Dean Foods offset by repayments made, net of proceeds received, related to our revolving credit facility.

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

Recent Accounting Pronouncements

On January 1, 2013, we adopted changes issued by the FASB on the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements, the adoption of these changes had no impact on our unaudited condensed consolidated financial statements. See Note 11 of our unaudited condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-05 is effective for the Company in the period beginning January 1, 2014. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for the Company in the period beginning January 1, 2014 and the Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2C. Issuer Purchases of Equity Securities

On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of September 30, 2013, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

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

Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Condensed Consolidated Financial Statements.

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

November 7, 2013