Form 10-K
period 2013-12-31
WHITEWAVE FOODS Co
filed 2014-02-28
CIK 1555365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned-issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2013, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2013, was approximately $2.2 billion.

As of January 31, 2014, there were 173,528,224 outstanding shares of Class A common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Industry and Market Data

Unless otherwise indicated, statements in this Annual Report on Form 10-K regarding:

•	our industry and the categories in which we operate, including our general expectations and competitive position, business opportunity, and category size, growth, and share, are based on information from independent industry organizations and other third-party sources (including industry publications, surveys, and forecasts), data from our internal research, and management estimates. Our estimates are derived from the information and data referred to above, and are based on assumptions and calculations made by us based upon our interpretation of such information and data, and our knowledge of our industry and the categories in which we operate, which we believe to be reasonable.

•	our competitive position and category size, growth, and share in the United States are based on data that do not account for certain retailers with whom we do business, as information from such retailers was not historically available. However, we believe these data are reasonable approximations, and we have no reason to believe that the inclusion of additional retailers in the data collection process would materially change the conclusions we have drawn from these data.

•	our competitive position and category size, growth, and share in Europe refer to our competitive position and category size, growth, and share only in the nine countries in Europe in which we are primarily focused: Belgium, France, Germany, Italy, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom. For purposes of this prospectus, our “core geographies” refers to Belgium, Germany, the Netherlands, and the United Kingdom.

•	the household penetration of our products and categories are based on information from a survey that we commissioned The Nielsen Company to perform regarding the presence of our products and competitor products in our categories in U.S. households within the prior 52-week period. Although not a direct measure of household penetration, these data are generally regarded within our industry as the best available approximation of household penetration. We have no reason to believe that any other measure of household penetration would materially change our conclusions regarding the U.S. household penetration of our products and categories.

Silk, International Delight, Horizon Organic, Earthbound Farm, Alpro, and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K, are the property of The WhiteWave Foods Company. Other trademarks, service marks, or trade names appearing herein, including the LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Green Mountain Coffee, Hershey’s, and YORK, trade names which we license, are the property of their respective owners.

PART I

Item 1.	Business

Overview

The WhiteWave Foods Company (“WhiteWave”, the “Company”, “we”, “us” or “our”) is a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, premium dairy and organic greens and produce products throughout North America and Europe. We are pioneers in these product categories, with Silk, International Delight, Horizon Organic and Earthbound Farm having #1 or #2 brand positions based on retail sales in the United States, and Alpro having a #1 brand position based on retail sales in Europe. Our widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic premium dairy products, and Earthbound Farm certified organic packaged salad greens, fruits and vegetables. Our European brands of plant-based foods and beverages include Alpro and Provamel.

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

Recent Developments in the Business

In the past few months, we have completed several transactions that are consistent with, and execute on, our business strategy.

On January 2, 2014, we completed the acquisition of Earthbound Farm, one of the country’s leading organic food brands, for approximately $600 million in cash. Earthbound Farm is the largest organic produce brand in North America and the recognized leader in the value-added organic packaged salad category. Earthbound Farm also produces and markets a line of organic fresh fruits and vegetables, frozen fruits and vegetables, and dried fruits and snacks. Because the transaction was not completed until fiscal 2014, results of operations for the Earthbound Farm business for fiscal 2013 and prior periods are not included in this Form 10-K, and, except as expressly stated, financial information contained in Part I excludes the Earthbound Farm business.

On January 5, 2014, we announced that WhiteWave had entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company, to manufacture, market and sell a range of nutritious products in China. The joint venture will be owned 49% by WhiteWave and 51% by Mengniu. The formation of the joint venture is subject to various governmental approvals in China, which are expected to be obtained in the first half of 2014. We also announced that the joint venture has executed an agreement to purchase Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings Ltd (“Yashili”), whose primary asset is a production facility currently under construction in China where the joint venture intends to manufacture its products. Mengniu is the majority owner of Yashili. The purchase price for Zhengzhou is expected to be approximately $85 million (RMB 510 million) and the purchase is subject to the formation of the joint venture and approval of the minority shareholders of Yashili. Each joint venture party’s share of the purchase price for Zhengzhou will be consistent with its ownership interest in the venture. WhiteWave and Mengnui expect to make additional investments to support the start-up and commercialization of the joint venture.

Narrative Description of our Business

We have two reportable operating segments: our North America segment, which offers products in the plant-based foods and beverages, coffee creamers and beverages, premium dairy and organic greens and produce categories throughout North America, and our Europe segment, which offers plant-based foods and beverages throughout Europe. For more information about our two reportable segments and our financial information by geographic area, see Note 17 “Segment, Geographic, and Customer Information” to our audited consolidated financial statements.

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

Brand building and new product innovation are core to our growth strategy, and we believe they represent significant competitive advantages for us. We continually invest in marketing and promotional activities to build the strength of our brand equities. For example, we cultivated Silk and Alpro from niche soymilk brands into a broad range of plant-based food and beverage products. Our in-house Research & Development (“R&D”) groups in the U.S. and Europe develop new, great-tasting products that are responsive to evolving consumer preferences. We have a highly successful track record of leveraging our capabilities to create and rapidly commercialize new products, and to build and develop categories and subcategories on a large scale. Examples of our successful product launches include Silk Light AlmondMilk, with one-third fewer calories than the original Silk AlmondMilk, which we launched in 2013, Silk non-dairy yogurts and Horizon Organic Milk with DHA Omega-3 in single-serve packages, which we launched in 2013, and International Delight Iced Coffee, which we launched in 2012 and which ranked among the top of all consumer packaged food and beverage launches in the United States in 2012 in terms of retail sales in its first twelve months. In 2012, we were the first company to commercialize almond drinks on a large scale in Europe, capitalizing on the emerging European consumer preference for variety in plant-based dairy alternatives, and we followed with the launch of hazelnut, rice and oat drinks and soy non-dairy yogurt.

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

Our History and Spin-Off from Dean Foods Company

Throughout our history, we have successfully identified and acquired high-growth businesses in attractive categories.

•	In 1997, Dean Foods Company (“Dean Foods”) acquired the International Delight brand, which sold the first flavored non-dairy liquid coffee creamer marketed in the United States.

•	In 2002, Dean Foods acquired White Wave, Inc., a marketer of soy beverages and food products under the Silk brand, and entered into an expanded licensing arrangement with Land O’Lakes, Inc. to use the LAND O LAKES brand across the United States for value-added milk and cultured dairy products.

•	In 2004, Dean Foods acquired Horizon Organic Holding Corporation, owner of the Horizon Organic brand of organic milk and dairy products. In 2004, Dean Foods consolidated its national brands into WWF Operating Company.

•	In 2009, WhiteWave expanded its plant-based foods and beverages portfolio by acquiring Alpro, a leader in plant-based foods and beverages in Europe that, in addition to its Alpro brand, also owned Provamel, a leading brand of organic soy-based products distributed in European health food stores.

•	In October 2012, we completed an initial public offering of shares of our Class A common stock, par value $0.01 per share (the “Class A common stock”), and our Class A common stock began trading on the New York Stock Exchange under the symbol “WWAV.”

•	In 2013, Dean Foods Company completed its spin-off of WhiteWave into an independent company in two transactions: On May 23, 2013, Dean Foods distributed (the “Distribution”) to its stockholders shares of our Class A common stock, and shares of our Class B common stock, par value $0.01 per share (the “Class B common stock”), as a pro rata dividend to Dean Foods stockholders. Effective upon the Distribution, Dean Foods ceased to own a majority of our outstanding capital stock. Then, on July 25, 2013, Dean Foods disposed of all of its remaining shares of our capital stock in a registered public offering. As a result of this offering, Dean Foods ceased to own any shares of capital stock of WhiteWave.

•	In January 2014, we expanded our business into a complementary on-trend, high-growth category — organic greens and produce — with the acquisition of Earthbound Farm. We also announced plans to enter the Chinese market through a joint venture with a leading Chinese dairy company. See “Recent Developments in the Business,” on p. 2 above, for additional information regarding these developments.

Given our scalable infrastructure, deep knowledge of key drivers in our business and product categories, track record of innovation, and core competency of successfully acquiring and integrating high-growth brands in attractive categories, we believe that our Company is well positioned for future global growth.

Industry Overview

We compete in categories that are part of larger food and beverage sectors and that provide us meaningful opportunities for continued growth. Our plant-based foods and beverages and premium dairy products are well positioned within the dairy and dairy alternatives sector, which in the United States was estimated to be a $51 billion sector in 2013. These products, along with our organic greens and produce products, are also well positioned within the natural and organic sector estimated to have sales in the United States of $31.5 billion in 2012 (up $2.9 billion from 2011). The growth of the organic sector is outpacing the growth of the overall food and beverage industry and, within the dairy and dairy alternatives sector, our share continues to grow. In addition, our coffee creamers and beverages continue to benefit from the growth and overall size of the coffee and creamers sector, which was estimated to be a $11.4 billion sector in the United States in 2013.

We believe that our products are uniquely positioned in rapidly growing, on-trend categories that stand to benefit from anticipated sustainable, strong consumer demand.

Plant-Based Foods and Beverages

Plant-based foods and beverages represented a $1.2 billion category (refrigerated and shelf-stable) in the United States in 2013, and experienced a CAGR of 16% from 2011 to 2013. Category growth was driven by the refrigerated almond-milk segment, which now accounts for 55% of category dollar sales, and experienced a CAGR of 53% from 2011 to 2013. We believe that almond-based beverages was among the fastest growing subcategories in the U.S. consumer packaged food and beverage industry from 2011 to 2013.

We expect that the plant-based beverage category will continue to experience favorable growth supported by a rising consumer focus on nutritional benefits, such as digestive and heart health, as well as by the positioning of these products as low-fat, low-calorie, and cholesterol-free dairy alternatives. Moreover, the variety of products in the plant-based foods and beverages category (including beverages made from almond, coconut, rice, and other plants) has proliferated within the past five years. Plant-based beverages also enjoy advantaged environmental impact profiles over dairy milk, particularly in greenhouse gas production and water use. According to Nielsen, U.S. household penetration of plant-based beverages grew two basis points to 26% in the past year.

In Europe, plant-based foods and beverages (including soy beverages, desserts and yogurt and cream alternatives, almond, hazelnut, rice and oat beverages) represented a $1.2 billion category in 2013, and experienced a CAGR of 7% from 2011 to 2013. Beverages was the largest segment of the category and accounted for two-thirds of category sales. Similar to the United States’ market, non-soy beverages was the largest driver of growth, experiencing a 42% CAGR from 2011 to 2013. Because almond and other types of non-soy beverages are less developed in Europe than in the U.S., accounting for approximately 26% of 2013 dollar sales, we believe there is significant room for growth. Plant-based yogurt continues to experience growth in Europe. It grew to a $250 million category in 2013, up 9% from a year ago, and with a CAGR of 8% from 2011 to 2013.

Coffee Creamers and Beverages

Coffee creamers and ready-to-drink coffee beverages represented a $4.2 billion category in the United States in 2013, and experienced a CAGR of 8% from 2011 to 2013. The key segments in which we compete also showed significant growth from 2011 to 2013, including refrigerated iced coffee (150% CAGR), flavored refrigerated creamers (10% CAGR), and shelf stable liquid creamers (23% CAGR). U.S. household penetration continues to rise in core creamer & coffee segments: refrigerated ready-to-drink iced coffee has a household penetration of approximately 9% (a growth of 1.3 basis points over 2012), and refrigerated flavored creamers has a household penetration of approximately 36% (a growth of 0.8 basis points over 2012).

Demand for coffee creamers is driven by rising coffee consumption, increasing preference for flavored creamers with coffee and the growth of at-home brewing as consumers seek to enjoy the “coffeehouse” taste at a lower cost. Coffee is currently the most popular beverage in the United States, with 72% of consumers over the age of 18 drinking coffee at least once in a 6 month period in 2013, and 60% of theses consumers drinking coffee daily. (Mintel November 2013) . According to NPD, 47% of in-home coffee drinking occasions were whitened in 2013, up from less than 43% 10 years ago. Additionally, more than 9% of in-home coffee servings were from single cup coffee machines. We believe these trends suggest a continued opportunity to convert consumers to a flavorful, creamed cup of coffee, and that the variety of our coffee creamer products appeals to the eclectic taste preferences of this growing consumer group.

Premium Dairy

Our premium dairy portfolio consists of organic milk, yogurt, cheese, and other premium dairy products. Organic milk represented a $1.3 billion category in the United States in 2013, and experienced a CAGR of 6% from 2011 to 2013. Shelf stable organic milk (primarily sold in single serve containers) remains a key growth driver for the category, experiencing a CAGR of 8% in the same time period.

The growth in premium dairy products is largely driven by a rising consumer preference for nutritious and organic products. For example, organic milk is produced without the use of synthetic pesticides or growth hormones, while Horizon Organic Milk with DHA Omega-3 has Omega-3s, which support brain, heart, and eye health. Organic milk continues to grow in household penetration, gaining 0.7 basis points in the past year to 13.2% of U.S. households.

Organic Greens and Produce

Organic greens, which include organic varieties of packaged salad greens, lettuce blends and salad kits, represented a $1.1 billion category in the United States in 2013. Based on Nielsen data, the category experienced a CAGR of 16.9% from 2011 to 2013, driven primarily by growth in tender leaf varieties such as spring mix and baby spinach.

The produce category is an important entry point into organic foods for many families, with demand for organic produce driven by rising consumer preference for healthful foods without synthetic pesticides and fertilizers. For example, according to surveys conducted by the Organic Trade Association, from 2011 to 2013 the percentage of U.S. produce consumers who reported they always buy organic produce increased from 19% to 28%. In recent years, organic greens have exhibited favorable growth in household penetration and share of the overall packaged salad market. From 2011 to 2013 (52 weeks ending in March), U.S. household penetration of organic packaged salads grew to 22.2%, at a CAGR of 5.4%, while household penetration of conventional packaged salads was flat. Over that same period, organic packaged salad’s share of total packaged salad category dollar sales in the U.S. grocery channel increased from 16% in 2011 (52 weeks ending May) to 22% in 2013.

Our Competitive Strengths

We believe that the following competitive strengths will enable the Company to achieve sustained growth and profitability:

Participation in Highly Attractive Categories

We are a leader in four major product categories: plant-based foods and beverages, coffee creamers and beverages, premium dairy and organic greens and produce. These high-growth, on-trend product categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. We believe that increasing household penetration will be a significant growth driver across all of our product categories. For example, according to Nielsen, the U.S. household penetration rates of refrigerated organic milk and refrigerated flavored coffee creamers were approximately 13.2% and 36%, respectively, as of 2013. Additionally, according to Nielsen, the U.S. penetration rate of refrigerated plant-based beverages was approximately 26% in 2013, and we believe that in many international geographies these products are not widely available to consumers today. We believe that our coffee creamer and beverage products are well positioned to continue benefitting from the growing consumption of coffee, which was the most popular beverage among U.S. consumers in a 2012 National Coffee Drinking Trends study. We also believe there is increasing consumer demand for natural and organic products, including organic milk. Furthermore, the premium dairy category remains underpenetrated, as organic milk comprised only approximately 7% of total U.S. retail milk dollar sales in 2013.

Product Portfolio Aligned with Consumer Trends

Our product portfolio is designed to appeal to consumer preferences for nutritious, great-tasting, convenient, and responsibly produced products. Our plant-based food and beverage platform, which includes soy-, almond-, coconut-, hazelnut-, rice-, and oat-based choices, features a variety of flavorful offerings with nutritional qualities that consumers desire. Our coffee creamers and beverages platform, which includes coffee creamers and iced coffee products under the International Delight and LAND O LAKES brand names, enables our consumers to enjoy a flavorful, convenient, and affordable “coffeehouse” taste. Our premium dairy portfolio consists of organic milk, yogurt, cheese, and other premium dairy products that appeal to consumers seeking wholesome and nutritious choices for their families. Finally, our organic greens and produce platform meets the growing consumer preference for organic, fresh salads and produce. Our market research function plays an important role in our success, as we consistently seek and incorporate feedback from our consumers to develop new products to remain at the forefront of evolving consumer trends.

Large, Leading Brands with Significant Scale

We have built a portfolio of large, leading brands with significant retail scale that are well–recognized by consumers, and that we believe are important to retailers. We have helped build and develop the categories in which we compete into large and growing categories whose aggregate retail sales were approximately $8 billion in 2012 in the United States and Europe. Within their respective categories or subcategories, each of our Silk,

Horizon Organic, Alpro and Earthbound Farm brands hold #1 brand positions, with meaningfully higher shares than those of their nearest respective competitors. For example, Silk held a 60% share of the category for refrigerated plant-based beverages and Horizon Organic held a 43% share of the subcategory for organic fluid dairy milk in the United States in 2013, and Alpro held a 39% share of the category for plant-based foods and beverages in Europe in 2013, each share being at least twice that of its closest branded competitor during these time periods. Our commitment to brand building has enabled us to increase awareness and better serve our consumers, leading to improved scale and share across our categories.

Through our new product innovation, brand extensions and expanded distribution, we have developed sizeable brands, with Silk, International Delight, and Horizon Organic each generating in excess of $500 million in total net sales in 2013. We expect to further capitalize on the strong consumer demand for our products and continue to grow our sales and brand share within our categories.

Culture of Innovation

We have established a track record of launching successful new products and effectively commercializing innovation across our brands in North America and Europe by building and leveraging highly experienced R&D teams. We have consistently made investments in new product development. Throughout our history, we have leveraged our strong brand equities and our innovation capabilities to pioneer new products and subcategories. For example, we either created or largely developed the organic milk, soymilk, and flavored non-dairy creamer subcategories and Earthbound Farm largely developed the organic packaged salad subcategory. All have since grown into sizable, profitable subcategories in which we maintain strong leadership positions. Our recent successful new product launches include:

•	In 2013, our North America segment launched several new products, such as Silk non-dairy yogurts, Silk Light AlmondMilk with one-third fewer calories than the original Silk AlmondMilk, Horizon Organic Milk with DHA Omega-3 in single-serve packages, TruMoo aseptic single-serve flavored milks, a brand that we license from Dean Foods, International Delight Iced Coffee Light with one-third fewer calories than the original International Delight Iced Coffee, and International Delight Iced Coffee in a single-serve four-pack offering. At the end of 2013, we also launched Horizon Classic, Super and Organic Macaroni & Cheese, the brand’s first innovation beyond the refrigerated dairy case.

•	In 2012, we were the first company to commercialize almond drinks on a large scale in Europe with our Alpro brand, and in 2013, our European segment launched new varieties of almond beverages, along with an improved rice beverage line.

•	Alpro Fruity & Creamy (launched in 2012) broadened our European plant-based yogurt portfolio with a smooth and creamy soy yogurt in several flavors designed to attract consumers seeking an indulgent, non-dairy experience with nutritional benefits, and Alpro Mild & Creamy (launched in 2012) became a successful pourable soy yogurt.

•	Alpro Soya Mild (launched in 2013) is attracting new consumers who prefer a more milky tasting soy beverage, and Provamel Rice-Coco (launched in 2013) diversified our plant-based drinks portfolio even more with a refreshing drink matching the taste expectation of our consumers.

•	Silk Almondmilk (launched in 2010) expanded the Company’s plant-based beverages platform outside of soy to capitalize on an increasing affinity among consumers for almond-based beverages, which we believe is one of the fastest growing subcategories within plant-based foods and beverages. We believe the Company is well positioned to benefit from the growing consumer adoption of almond-based beverages. For example, Silk Almondmilk ranked in the top 2% of all consumer packaged food and beverage launches in the United States between 2007 and 2011 in terms of retail sales in the first twelve months.

•	Throughout its history, the Company has driven growth in the Horizon Organic brand by introducing new products and new packaging designs. Horizon Organic Milk with DHA Omega-3 (launched in 2007 and, in 2013, in single-serve packages) is a nutrient-enhanced organic milk product with a variety of health benefits, including brain and heart support.

Extensive Commercial and Supply Chain Network

Our strong innovation and commercial capabilities enable us to develop, rapidly commercialize, and efficiently distribute our products. Through our sales organization, we strive to cultivate strong, collaborative relationships with our retail customers that facilitate favorable product placement, which, combined with our marketing capabilities and brand strength, drive high product-turnover rates. Our strategic distribution network allows us to achieve broad channel reach, and our extensive production capabilities, including our extended shelf life manufacturing network in the United States and Europe and our state-of-the-art organic certified produce processing facility in California, which is strategically located near premier organic farmland, position us for continued cost reduction opportunities. We believe our strategic investments in our manufacturing footprint and diverse network of suppliers will allow us to continue scaling our business into the future. Going forward, we also believe that we can leverage these core capabilities to continue to pioneer and lead in our categories.

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

Experienced Management Team with Acquisition Expertise

We are led by a proven and experienced management team. Our Chairman of the Board and Chief Executive Officer, Gregg Engles, has 25 years of management experience in the consumer packaged food and beverage industry. Mr. Engles conceived the idea of a branded dairy alternative business within the Dean Foods portfolio, and, under his direction, our Company was built through a series of successful acquisitions, including International Delight in 1997, Silk in 2002, Horizon Organic in 2004, Alpro in 2009 and Earthbound Farm in 2014. Mr. Engles, Blaine McPeak, Kelly Haecker, Edward Fugger and Thomas Zanetich, among others, were all either founding members of the management team that built WhiteWave by acquiring and integrating its principal brands or early employees who have led its subsequent growth. Bernard Deryckere has led Alpro for over a decade and driven its leadership in plant-based foods and beverages in Europe. Mr. Engles and the other members of our senior management team average almost two decades of industry experience at leading consumer packaged food and beverage companies. Our management team has played an integral role in our Company’s success by instilling a culture committed to innovation, responsibility, and growth. We believe that our strong leadership and experience acquiring and scaling high-growth businesses will enable our Company to continue to drive sustained growth and increased profitability.

Our Business Strategy

Our Company competes in product categories that we believe have attractive long-term growth prospects due to strong consumer interest, favorable category dynamics, and, in many cases, low household penetration. To achieve sustainable growth and profitability, our strategy encompasses the following:

Build upon the Equity in Our Core Brands

Our core brands are leaders in categories that are experiencing strong consumer momentum. We intend to continue to build upon the equity of our core brands by introducing innovative products and expanding our offerings under those established brands to raise consumer awareness of our products’ attributes which, in turn, will allow us to expand sales to a broader set of consumers and consumption occasions. We expect to expand the role of our brands even further with our retail customers, who recognize the accelerated growth that our brands bring to their businesses. For example, we believe the successful launch of Silk PureAlmond almondmilk in 2010 was in part attributable to consumer and customer trust in the value and quality offered by our Silk brand, which we believe originated the refrigerated soymilk subcategory. We will build upon our strong track record of building categories and brands by continuing to develop and introduce innovative, on-trend products that further solidify our position as a category leader.

Drive Growth Through Innovation

Our Company has a history of driving growth through pioneering new subcategories, capitalizing on emerging trends, and introducing product extensions under our brands. Our recent new product launches have allowed us to continue to grow in our existing categories and subcategories and deliver innovative products under trusted brands. For instance, with International Delight Iced Coffee, we created a new subcategory of refrigerated iced coffee for at-home consumption. Our launches of Alpro Almond Drink and Alpro Hazelnut Drink are providing European consumers with access to an increased variety of great-tasting, nutritious plant-based beverages. We believe there are attractive opportunities to extend our trusted brands into select adjacent product categories and subcategories. We are committed to leveraging our advanced R&D and commercial capabilities to further develop and expand our categories and subcategories and deliver innovation that will drive increased consumption of our brands.

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

Selectively Pursue Expansion Opportunities in Attractive New Product Categories and Geographies

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

Throughout our history, we have demonstrated an ability to successfully enter and grow new categories and subcategories and geographies through acquisitions. We acquired Creamiser, a manufacturer of refrigerated cream and flavor dispensers, in 2008, which enabled our organization to expand into away-from-home channels with a new technology platform aimed at coffee bars. Our acquisition of Alpro in 2009 expanded our business to Europe. Our January 2014 acquisition of Earthbound Farm expanded our business into an entirely new, complementary, high-growth category and gives us a leadership position in the two most popular gateways through which people enter the organic category — produce and dairy. We believe that we can leverage these experiences to capitalize on future value-enhancing acquisitions and partnerships that complement our portfolio.

Our Products

We manufacture, market, distribute, and sell products in four categories: plant-based foods and beverages, coffee creamers and beverages, premium dairy and organic greens and produce. Each of our product categories has experienced robust organic growth, which we believe is the result of planned innovation to strategically meet evolving consumer preferences. For example, we added Silk PureAlmond almondmilk and Silk PureCoconut coconutmilk in North America in 2010 and 2011, respectively, hazelnut and almond drinks in Europe in 2012, International Delight iced coffee in 2012, and Horizon Organic Milk with DHA Omega-3 in 2007.

Plant-Based Foods and Beverages

Our plant-based food and beverage products, which include soy-, almond-, coconut-, hazelnut-, rice- and oat-based choices, feature a variety of flavorful offerings with nutritional qualities that consumers desire. Our product portfolio in the United States includes Silk soymilk, Silk Almondmilk, Silk PureCoconut coconutmilk and Silk soy yogurt. In Europe, our core geographies are Belgium, Germany, the Netherlands, and the United Kingdom and our product portfolio under our Alpro and Provamel brands includes soy, hazelnut, almond, rice and oat drinks, as well as soy yogurt, desserts, soy cream and margarine. Our plant-based foods and beverages have remained innovative to meet evolving consumer preferences. For example, we have expanded our Silk soymilk product offerings from unsweetened and plain soymilks to a variety of choices including chocolate, vanilla, and light. We have also extended our Alpro spoonable soy yogurt range into new choices, including pourable yogurt and creamy yogurt. Additionally, our products appeal to consumers seeking nutritious and responsible choices. For example, many consumers of our Silk soy products are focused on maintaining digestive and heart health and consuming nutritious, low-fat, low-calorie and cholesterol-free alternatives to dairy. Silk soymilk is high in calcium, low in saturated fat, and 100% cholesterol-free. Each eight-ounce glass of soymilk contains at least 6.25 grams of soy protein, which has been recognized by the U.S. Food and Drug Administration (“FDA”) for its role in maintaining heart health.

Our plant-based foods and beverages have established leading positions in their categories. For example, in 2013 our Silk products had a 60% share of the $1.1 billion category for refrigerated plant-based beverages in the United States, and in 2013 our Alpro products had a 39% share of the $1.2 billion category for plant-based foods and beverages in Europe.

North America plant-based foods and beverages accounted for 24.7%, 24.0% and 22.4% of our consolidated net sales during fiscal years 2013, 2012 and 2011, respectively, and Europe plant-based foods and beverages accounted for 16.5%, 16.1% and 18.2% of our consolidated net sales during fiscal years 2013, 2012 and 2011, respectively.

Coffee Creamers and Beverages

Our coffee creamers and beverages product portfolio, which includes coffee creamers and iced coffee products under the International Delight and LAND O LAKES brand names, enables our consumers to enjoy a flavorful and convenient “coffeehouse” taste at a lower cost. Our coffee creamers portfolio includes flavored, healthful, and shelf-stable single-serve creamers and half & half. Our creamers include products marketed under popular brands (which we license) including Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Hershey’s, and YORK.

Our coffee creamers and beverages portfolio has captured a significant share of each of its subcategories. For example, in 2013 our International Delight flavored creamers had a 28% share of the $1.7 billion subcategory for flavored creamers within the U.S., and our LAND O LAKES half & half had a 22% share of the $793 million subcategory for half & half within the U.S., a subcategory traditionally dominated by private label products.

Coffee creamers and beverages accounted for 35.9%, 35.8% and 34.2% of our consolidated net sales during fiscal years 2013, 2012 and 2011.

Premium Dairy

Our premium dairy portfolio consists of organic milk, yogurt, cheese, and other premium dairy products marketed under our Horizon Organic brand that appeal to consumers seeking wholesome and nutritious choices for their families. We offer a range of premium milk products, including organic milk varieties containing DHA Omega-3s and fat-free, 1% lowfat, 2% reduced fat, whole, and lactose-free milk. Our milk products are produced in gallon, half-gallon, and single-serve sizes. Our other premium dairy products include a variety of cheeses, creams, yogurts, and butters, which are primarily marketed under the Horizon Organic brand, as well as aseptic single-serve flavored milks marketed under the TruMoo brand. All of our Horizon Organic products are organic and are produced without the use of synthetic pesticides or growth hormones.

Our premium dairy portfolio has established leading positions in many of its subcategories. For example, in 2013 our Horizon Organic brand had a 43% share of the $1.3 billion subcategory for organic fluid dairy milk within the United States.

Premium dairy accounted for 22.9%, 24.2% and 25.3% of our consolidated net sales during fiscal years 2013, 2012 and 2011.

Organic Greens and Produce

The organic greens and produce portfolio of our recently acquired Earthbound Farm business consists of a broad line of 100% organic foods including packaged salad greens, fresh and frozen fruits and vegetables, dried fruit, and produce-based snacks marketed under our Earthbound Farm brand, which is recognized as the leading organic produce brand in North America. We also produce selected products marketed under some of our customers’ private labels. We offer an extensive range of produce, including many different types of cut greens, pre-cut frozen fruits and vegetables and salad kits, that meet consumers’ needs for ingredients for cooking and salad preparation, produce-based snacks and even complete meals.

Organic packaged salad comprises approximately 65% of our sales in this platform and holds a leading position in its subcategory. For example, within the U.S. grocery channel, we have an approximately 45% market share (including private label we produce) in organic packaged salad and an approximately 55% share of branded organic packaged salad, a share nearly three times greater than our nearest branded competitor.

Our Customers

We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, convenience stores, and health food stores, as well as various away-from-home channels, including restaurants and foodservice outlets. Our top ten customers together accounted for 51% of our total net sales for the year ended December 31, 2013. Our largest customer is Wal-Mart Stores, Inc., which, including its subsidiaries such as Sam’s Club, accounted for 17.5% of our total net sales for the year ended December 31, 2013.

Sales to customers in North America accounted for 84%, 84% and 82% of our total net sales in the years ended December 31, 2013, 2012, and 2011, respectively.

Sales Organization

We sell our products in North America and Europe primarily through our direct sales force and independent brokers and distributors. Our sales organization strives to cultivate strong, collaborative relationships with customers that facilitate favorable shelf placement for our products, which, we believe, when combined with our marketing capabilities and our brand strength, drives high product turnover rates. Our relationship with a national broker in the United States serves to provide additional retail customer coverage as a supplement to our direct sales force, which has contributed to our growth and has allowed us to provide enhanced service to our customers. Additionally, in Europe, we have an extensive network of partners through which we continue to build and grow relationships with customers beyond our core geographies.

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

Research and Development

At our R&D facilities in Broomfield, Colorado, and Wevelgem, Belgium, our experienced consumer packaged goods professionals generate and test new product concepts, new flavors, and packaging. For example, our Broomfield, Colorado R&D facility includes capabilities in product development, dairy and plant-based chemistry, and processing technology, including extended shelf life and shelf-stable technologies. We conduct focus group studies and consumer testing of new product concepts in our on-site innovation center, which provides opportunities to develop product prototypes and marketing strategies with direct consumer input. Our Wevelgem, Belgium R&D professionals have extensive experience in developing a broad range of plant-based products, including plant-based drinks, yogurts, desserts and creams.

We believe that innovation is central to the ongoing successful performance of our business. To that end, we have integrated innovation as one of our core strategies, and hold every business unit accountable for executing against innovation priorities. By doing so, we have successfully launched innovative and wide-ranging products. Silk Almondmilk, Alpro Almond Drink, Horizon Organic Milk with DHA Omega-3 and International Delight Iced Coffee are examples of products developed through collaboration between our R&D team and our brand teams.

Our R&D organization primarily develops products internally, but also leverages external technical experts for open innovation for new product ideas and concepts. Additionally, our R&D teams are actively involved in cost reduction initiatives across all of our brands. See Note 2, “Summary of Significant Accounting Policies — Research and Development,” for information about our total R&D expenses.

Manufacturing and Distribution

Sourcing and Supply Chain

Plant-Based Beverages, Premium Dairy and Coffee Creamers and Beverages. Raw materials used in our products include organic and conventional raw milk, butterfat, almonds, organic and non-GMO soybeans, sweeteners and other commodities. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain the ingredients and packaging we need for production. Although the prices of our principal raw materials fluctuate, based on adverse weather, the economy, and other conditions, we believe such raw materials to be generally available from numerous sources. For example, we source almost all of the raw organic milk for our premium dairy products from our network of nearly 600 family farmers throughout the United States.

We have an extensive production and supply chain footprint in the United States. We utilize six production facilities, three distribution centers, and three strategic co-packers in the United States, and we manufacture approximately 63% of our North American product volume internally. Our advanced production capabilities provide us with applications of technology in ESL and aseptic processing, gable-top, plastic, aseptic, single-serve and portion control packaging, cultured processing, and allergen management functions.

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

In addition, we have a strategic supply chain footprint across Europe. We utilize three manufacturing plants and a limited number of co-packers. Our facilities located in the United Kingdom, Belgium and France produce a broad range of soy drinks, yogurts, desserts, and creams, representing approximately 93% of our total Europe segment’s production volumes, with the remainder produced by third-party co-packers. Raw materials used in our products include organic and conventional non-GMO soybeans, almond and hazelnut ingredients, sweeteners and other commodities, all of which are submitted to strict control measures, traceability of our raw materials and external certification. We apply proprietary soybean de-hulling, base milk manufacturing, and yogurt fermentation technologies in our production processes, which we believe results in better taste and high product yields for our products. Furthermore, we also have a broad commercial partner network across Europe, which complements our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands, facilitating access to the countries in which we sell our products.

Organic Greens and Produce. We source fresh greens and other vegetables from both leased property that we farm ourselves (62% of leafy green production) and from third-party growers (38% of leafy green production). Under seasonal contracts arrangements with independent growers, we purchase fresh produce at the time of harvest and we generally are responsible for harvesting and transporting the product to our central cooling and processing facility in San Jan Bautista, California. Lettuce and leafy greens are extremely sensitive to temperature and humidity. Once harvested, the produce is promptly cooled and shipped in temperature-controlled trucks to our processing and distribution facility, where it is inspected, processed, packaged and boxed for shipment. Orders for value-added salads and other fresh-cut produce are shipped quickly after processing, primarily to customer distribution centers or third-party distributors for further redistribution.

Quality Control

Across our Company, we have adopted robust production and safety protocols at numerous points in our production process and supply chain to ensure the safety and quality of our products. For example, our contracts with our farmers and suppliers contain strict standards for quality, and we periodically audit certification compliance. We also test our raw materials in hazard analysis and at critical control points to review and isolate any high risk materials. For example, raw organic milk is tested for impurities and antibiotics, and, prior to release for sale, is tested for the presence of pathogens and allergens. For our fresh greens, we perform raw material testing in the fields, use expanded buffer zones and wash our leafy greens multiple times.

Intellectual Property

We are continually developing new technology and enhancing proprietary technology related to our dairy and plant-based operations. As of January 31, 2014, 10 U.S. and five international patents have been issued to us, and six U.S. and 15 international patent applications are pending or published. We rely on a combination of trademarks, patents, trade dress, copyrights, trade secrets, confidentiality procedures, and contractual provisions to protect our brands, technology, know-how and other intellectual property rights. Our trademarks are valuable assets of the company and are material to our business. As of January 31, 2014, the company owns 420 trademark applications and registrations around the world, consisting of 105 properties in the United States and 315 internationally. The company also owns and maintains approximately 250 domain names worldwide.

We license the right to utilize certain brand names from third parties, including LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Green Mountain Coffee, Hershey’s, and YORK, on certain of our products. In addition, we have a license agreement with DSM Nutritional Products, the owner of Martek Biosciences Corporation, to use products covered by patents for supplementing certain of our premium dairy and soy products with DHA Omega-3.

Despite these protections, it may be possible for unauthorized parties to copy, obtain, or use certain portions of our proprietary technology or trademarks. Such unauthorized use could reduce the value of our products and brands, or have an adverse impact on our business and financial condition.

Competition

We operate in a highly competitive environment and face competition in each of our product categories and subcategories. We have numerous competitors of varying sizes, including manufacturers of private label products, as well as manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. We compete with large conventional consumer packaged foods companies such as Group Danone, General Mills, Inc., Kraft Foods Group, Inc., and Nestle S.A. We also compete with natural and organic consumer packaged foods companies such as The Hain Celestial Group, Inc., Annie’s Inc., and Organic Valley. Competitors of our Earthbound Farm business include Dole Food Company, Ready Pac and Taylor Farms, who also produce organic and value-added salads.

Competitive factors in our industry include product quality and taste, brand awareness and loyalty, product variety and ingredients, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotional efforts, and nutritional claims. We believe that we currently compete effectively with respect to each of these factors.

Corporate Responsibility

We are committed to operating our business in an ethical, environmentally sustainable, and socially responsible manner. In North America, our environmental efforts include setting clear goals against base years for the reduction of greenhouse gas emissions, water use, and waste, and in Europe, we have adopted packaging that is designed to allow for greater possibilities of recycling, acted to reduce carbon dioxide emissions from our operations, and we continue to execute initiatives to lower energy consumption and optimize our transportation network to reduce the distance traveled by our raw materials and products. Through our Values in Action program in North America, we encourage our employees to improve the communities and environment in which we operate through volunteerism, community involvement, and environmental events and initiatives that align with our values. For example, we have a long-standing partnership with a hunger relief organization in Colorado. In 2013, as part of an annual fundraiser, WhiteWave provided more than 880,000 meals to families in need based on employee contributions and the Company’s matching contribution of $1.50 for every dollar raised. We are also driving positive change in Europe. Alpro is the first European food company to participate in the World Wildlife Fund Climate Savers program, which brings leading businesses together to develop ambitious plans aimed at significantly reducing greenhouse gas emissions. In 2013, Alpro contributed €60,000 to this program. In addition, our European business founded the Alpro Social Fund in 2013 to support initiatives of charitable organizations in which Alpro employees and their families are directly and actively involved or in which the local Alpro business is directly involved, such as helping people who are experiencing financial difficulties due to circumstances such as a serious disease. We believe that our customers, consumers, and suppliers value our efforts to operate in an ethical, environmentally sustainable, and socially responsible manner.

Seasonality

Demand for our products is generally evenly distributed throughout the year.

Employees

As of January 31, 2014, we employed approximately 3,900 people worldwide, of which approximately 18% were covered by collective bargaining agreements or works council representation. We believe that our employee relations are good.

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

Environmental Regulations

We are subject to various environmental laws, regulations, and directives, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response,

Compensation and Liability Act. Our production facilities use a number of chemicals that are considered to be “extremely” hazardous substances pursuant to applicable environmental laws due to their toxicity, including ammonia, which is used extensively in our operations as a refrigerant. These and other chemicals used in our operations must be handled, stored, and disposed in accordance with applicable environmental requirements, including those governing, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. Also, on occasion, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels allowed under local regulations. As a result, certain of our facilities are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our financial condition or results of operations

We expect to incur ongoing costs to comply with existing and future environmental requirements. For example, we maintain aboveground and underground petroleum storage tanks at some of our facilities. We periodically inspect these tanks to determine whether they are in compliance with applicable regulations, and, as a result of such inspections, we are required to make expenditures from time to time to ensure that these tanks remain in compliance. In addition, upon removal of the tanks, we are sometimes required to make expenditures to restore the site in accordance with applicable environmental laws. To date, such expenditures have not had a material effect on our financial condition or results of operations.

In the United States, portions of our fresh fruit and vegetable farm properties are irrigated by surface water supplied by local government agencies using facilities financed by federal or state agencies, as well as from underground sources. Water received through federal facilities is subject to acreage limitations under the 1982 Reclamation Reform Act. Worldwide, the quantity and quality of water supplies varies depending on weather conditions and government regulations. We believe that under normal conditions these water supplies are adequate for current production needs.

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

Labeling Regulations

We are subject to various labeling requirements with respect to our products at the federal, state, and local levels. At the federal level, the FDA has authority to review product labeling, and the Federal Trade Commission may review labeling and advertising materials, including online and television advertisements to determine if advertising materials are misleading. Similarly, many states review dairy product labels to determine whether they comply with applicable state laws. In addition, the European Union has issued and enforces rules governing foodstuff labeling, nutrition, and health claims. We believe we are in material compliance with all labeling laws and regulations applicable to our business.

Organic Regulations

Our organic products are required to meet the standards set forth in the Organic Foods Production Act of 1990 and the regulations adopted thereunder by the National Organic Program, based on recommendations from the National Organic Standards Board, as well as similar agencies and laws in the European Union and the European countries in which we sell these products. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non-organic or synthetic materials in the production of organic foods or in the raising of organic livestock. We believe that we are in material compliance with the organic regulations applicable to our business.

Where You Can Get More Information

We file our reports with the Securities and Exchange Commission (the “SEC”) electronically through the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. You may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC through EDGAR. The address of this Internet site is www.sec.gov.

We also make available free of charge through our website at www.whitewave.com our Annual Report on Form 10-K and Current Reports on Form 8-K, and will make available our Quarterly Reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reference to our website is an inactive textual reference only. Information provided on our website is not part of this report or any other report we file with, or furnish to, the SEC.

If you would like hard copies of any of our filings with the SEC, write or call us at:

The WhiteWave Foods Company

Attention: Investor Relations

1225 Seventeenth Street, Suite 1000

Denver, CO 80202

(303) 635-4747

investor.relations@whitewave.com

Executive Officers of WhiteWave

The following table sets forth the name, age, and position of each of our executive officers as of February 1, 2014:

Name	Age	Position
Gregg L. Engles	56	Chairman of the Board of Directors and Chief Executive Officer
Kelly J. Haecker	49	Executive Vice President and Chief Financial Officer
Bernard P.J. Deryckere	55	Chief Executive Officer, Alpro
Blaine E. McPeak	47	Executive Vice President and President, WhiteWave
Kevin C. Yost	48	Executive Vice President and President, Earthbound Farm
Edward F. Fugger	46	Executive Vice President, Strategy and Corporate Development
Roger E. Theodoredis	55	Executive Vice President, General Counsel
Thomas N. Zanetich	62	Executive Vice President, Human Resources

Gregg L. Engles—Chairman of the Board of Directors and Chief Executive Officer

Mr. Engles has served as Chairman of the Board of Directors and Chief Executive Officer since August 2012. Mr. Engles previously served as the Chief Executive Officer of Dean Foods Company, a leading food and beverage company and former parent company of WhiteWave, from the formation of Dean Foods in October 1994 until WhiteWave’s initial public offering in October 2012. Mr. Engles also serves on the board of trustees of Dartmouth College, where he serves on the Student Affairs Committee and the Advancement Committee, and on the board of directors of the Grocery Manufacturers of America, where he serves on the Executive Committee. He previously served as a director and as Chairman of the Board of Dean Foods and on the board of directors of Treehouse Foods, Inc.

Kelly J. Haecker—Chief Financial Officer

Mr. Haecker has served as Executive Vice President and Chief Financial Officer since August 2012. He joined WhiteWave in 2006 as Senior Vice President and Chief Financial Officer of WWF Operating Company, the primary North American subsidiary of the Company. Prior to joining WhiteWave, Mr. Haecker held senior management roles at The Gillette Company, a global consumer goods company, from 2001 to 2006, including as head of finance for The Gillette Company’s Duracell battery division and most recently as Vice President, Finance of The Gillette Company’s European Commercial Operations. Mr. Haecker previously served as Senior Vice President and Chief Financial Officer of Mother’s-Archway Cookie Company, a producer and distributor of cookies in the United States, from 1996 to 2001, and as Vice President and Corporate Controller of Specialty Foods Corporation, a diversified branded food company, from 1995 to 1996. Mr. Haecker began his career in the Commercial Audit and Financial Consulting Division of Arthur Andersen LLP.

Bernard P.J. Deryckere—Chief Executive Officer, Alpro

Mr. Deryckere joined the Company as Chief Executive Officer, Alpro, when we acquired Alpro, a European manufacturer of branded plant-based foods and beverages, in 2009. He previously served as Chief Executive Officer of the Alpro Soya Food division of Vandemoortele Group Europe, from September 2001 to 2009, and before that held numerous leadership positions at Unilever, a consumer goods company, and Henkel, a consumer goods company. Mr. Deryckere was Marketing Director for Unilever Portugal from 1993 to 1995; European Category Director for Unilever’s European Business Group Lipton Ready to Drink Beverages from 1995 to 1998; and General Manager for Unilever’s Bakery Business, covering Belgium, the Netherlands, Luxembourg, and France, from 1998 to 2000. Immediately prior to joining Alpro, Mr. Deryckere was Chief Executive Officer for Unilever Bestfoods Scandinavia. Mr. Deryckere is also a director of several industry associations, including the Belgilux Association of Branded Products Manufacturers and the Flemish Chamber of Commerce (Voka). He is also President of the European Natural Soy Foods Manufacturers Association and the Belgian Food Industry Federation.

Blaine E. McPeak—President, WhiteWave

Mr. McPeak has served as President, WhiteWave, since 2009. He joined WhiteWave in 2007 as the President of Horizon Organic and, in 2008, was named President of the Horizon, Silk, and Rachel’s Organic U.K. businesses. Prior to joining WhiteWave, Mr. McPeak held several senior management roles at Kellogg Company, a consumer packaged food company, from 1994 to 2007. In leading its Wholesome Snack division, Frozen Foods division, and Kashi Company, he oversaw strategy and delivery of financial performance for sales, marketing, finance, supply chain, and R&D functions/units. Mr. McPeak began his career in the food business at Sara Lee Corporation, a global consumer products company. He also serves on the Industry Affairs Council of the Grocery Manufacturers Association and on the Advisory Board for the University of Wisconsin School of Business, Center for Brand and Product Management.

Kevin C. Yost—President, Earthbound Farm

Mr. Yost has served as Executive Vice President and President, Earthbound Farm since January 2014. Mr. Yost was employed by Dean Foods Company from 2010 through 2012, where he served as President of Morningstar Foods from September 2010 to January 2013, and as Senior Vice President and General Manager, ESL of Morningstar from March 2010 to September 2010. After Dean Foods Company sold the Morningstar business to Saputo, Inc., a global food and beverage company, in January 2013, Mr. Yost served as President and Chief Operating Officer of the Dairy Foods Division (USA) of Saputo, Inc. until December 2013. Prior to that, Mr. Yost served as Managing Partner of Belle Camp Associates, LLC, a consulting firm, where he led private equity-owned companies from November 2007 to February 2010; as Executive Vice President of Swift & Company, a meat protein processor and marketer, where he led global commercial activities, including sales and supply chain from 2002 to 2007; and in several senior operating and general management positions at ConAgra Foods, one of North America’s largest packaged food companies, from 2000 to 2002.

Edward F. Fugger—Executive Vice President, Strategy and Corporate Development

Mr. Fugger has served as Executive Vice President, Strategy and Corporate Development since August 2012. He previously served as Senior Vice President, Corporate Development of Dean Foods Company, a leading food and beverage company and former parent company of WhiteWave, from 2007 to August 2012 and as Vice President, Corporate Development of Dean Foods from 2004 to 2007. Prior to that, Mr. Fugger served as a Managing Director in the Mergers and Acquisition Group of Bear, Stearns & Co. Inc., a global investment bank, and held various positions while working across industries on mergers and acquisitions and debt and equity offerings. Mr. Fugger began his career in the audit and assurance practice at Price Waterhouse LLP.

Roger E. Theodoredis—Executive Vice President, General Counsel and Secretary

Mr. Theodoredis has served as Executive Vice President, General Counsel and Secretary since August 2012 and served as Senior Vice President and General Counsel of the WhiteWave division of Dean Foods Company from 2005 to August 2012. Prior to joining WhiteWave, Mr. Theodoredis served as Vice President and Senior Counsel at Bristol-Myers Squibb, a global biopharmaceutical company, from 2002 to 2005, during which time he was lead counsel for Mead Johnson Nutrition Company, Bristol-Myers Squibb’s infant-formula division. Prior to that, Mr. Theodoredis spent 11 years in the legal department of Chiquita Brands International, Inc., a producer and distributor of bananas and other produce, most recently as Assistant General Counsel. While at Chiquita, Mr. Theodoredis helped to coordinate the preparation of and filing of proxy materials, and advised on the legal aspects of the company’s North American and international business units, and its information systems, intellectual property, human resources, and regulatory functions.

Thomas N. Zanetich—Executive Vice President, Human Resources

Mr. Zanetich has served as Executive Vice President, Human Resources, since August 2012. He joined WhiteWave in 2006 as Senior Vice President, Human Resources of WhiteWave and, in February 2011, was promoted to Executive Vice President, Human Resources of Dean Foods Company, a leading food and beverage company and former parent company of WhiteWave. Prior to joining Dean Foods, Mr. Zanetich was a Vice President of Human Resources for Kraft/Nabisco where he led a team of 40 human resources professionals serving a $26 billion organization with 15,000 employees. Mr. Zanetich was employed by Kraft for 20 years, during which time he served as a senior human resources advisor and led numerous staffing, employee relations, organizational development, and performance initiatives. His early experience includes managing human resources teams for Nabisco and General Foods.

There are no family relationships among any of our executive officers or directors, by blood, marriage, or adoption, except that Mr. Haecker and Mr. Yost are first cousins.

Item 1A.	Risk Factors

In evaluating and understanding us and our business, you should carefully consider the risks described below, in conjunction with all of the other information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may become important factors that adversely affect our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Our product categories face a high level of competition, which could negatively impact our sales and results of operations.

We face significant competition in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Groupe Danone, General Mills, Inc., Kraft Foods Group, Inc., Nestle S.A., Chiquita Brands International, Inc. and Dole Food Company, Inc. have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than we have forecasted and could cause us to lose sales.

We also compete, particularly in our premium dairy and organic greens and produce categories, with producers of non-organic products, which usually have lower production costs. As a result, non-organic producers may be able to offer conventional products to customer at lower costs than organic products. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.

Additionally, due to high levels of competition in our product categories, certain of our key retailers may demand price concessions on our products or may become more resistant to price increases for our products. Increased price competition and resistance to price increases have had, and may continue to have, a negative effect on our results of operations.

We may not be able to successfully implement our growth strategy for our brands on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brands and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

•	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

•	compete successfully in the product categories in which we choose to operate;

•	introduce new and appealing products and innovate successfully on our existing products;

•	develop and maintain consumer interest in our brands;

•	increase our brand recognition and loyalty; and

•	enter into strategic arrangements with third-party growers and other providers to supply our necessary raw materials.

We may not be able to implement this growth strategy successfully, and our sales and income growth rates may not be sustainable over time. Our sales and results of operations will be negatively affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

If we fail to anticipate and respond to changes in consumer preferences, demand for our products could decline.

Consumer tastes and preferences are difficult to predict and evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, fiber or calorie content of different foods and beverages;

•	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, dairy, soybeans, nuts, oils, vitamins, fiber and minerals;

•	concerns regarding the public health consequences associated with obesity, particularly among young people; and

•	increasing awareness of the environmental and social effects of product production.

If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

We are subject to the risk of product contamination and product liability claims, which could harm our reputation, force us to recall products and incur substantial costs.

The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, misbranding, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death. For example, our organic greens and produce products are subject to quality control processes, including washing, but it is not possible to ensure that the products are free from pathogenic organisms because the products are not pasteurized. In the fall of 2006, a third party recalled certain packaged fresh spinach sold to Earthbound Farm and others due to contamination by E. coli O157:H7. Although Earthbound Farm maintained insurance to cover recall losses, the insurance did not cover all losses incurred by this event and the company had a significant insurance deductible before receiving insurance proceeds.

In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. For example, we were named in a putative class action mislabeling complaint filed in the U.S. District Court for the Southern District of California in September 2011, which was followed by similar actions filed in five additional jurisdictions. All of these suits allege generally that we lack scientific substantiation for certain product claims related to our Horizon Organic products supplemented with DHA Omega-3.

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

Our largest customer, Wal-Mart Stores, Inc., and its subsidiaries, including Sam’s Club, accounted for 17.5% of our total net sales in 2013, and our top 10 customers, collectively, accounted for 51% of our total net sales in 2013 (in each case excluding sales by Earthbound Farm). We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose. The loss of any large customer for an extended period of time could negatively affect our sales and results of operations.

Erosion of the reputation of one or more of our leading brands could negatively impact our sales and results of operations.

The majority of our net sales derive from sales of our branded products and, in recent years, growth in our business has resulted primarily from the strength of these products. Our financial success is directly dependent on consumer and customer perception of our brands, including Silk, International Delight, LAND O LAKES, Horizon Organic, Earthbound Farm, Alpro, and Provamel. The success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers or if consumer or customer perceptions of our brands or our products change unfavorably. In addition, the reputation of our brands may suffer if any trademarks associated with our products are perceived negatively by consumers or customers. For example, certain of our products are marketed under trademarks we have licensed from third parties, such as LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Green Mountain Coffee, Hershey’s, and YORK, and we are unable to control the quality of other products that third parties produce and market under those trademarks and trade names. Our results of operations could be negatively affected if the reputation of one or more of our brands suffers damage due to real or perceived quality issues with our products, or if we are found to have violated any applicable laws or regulations.

We may not be able to successfully complete strategic acquisitions, establish joint ventures, or integrate brands that we acquire.

We have grown and intend to continue to grow our business in part through the acquisition of new brands and the establishment of joint ventures in the United States, in Europe, and globally. We cannot be certain that we will successfully be able to:

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

The success of any acquisitions we complete will depend on our ability to effectively integrate the acquired brands or products into our existing operations. For example, we recently acquired Earthbound Farm and are working to effectively manage the operations of the acquired business with our existing business and ensure consistent standards of operations. We may experience difficulty entering new categories or geographies, integrating new products into our product mix, integrating an acquired brand’s distribution channels and sales force, achieving anticipated cost savings, or retaining key personnel and customers of the acquired business. Integrating an acquired brand into our existing operations requires management resources and may divert management’s attention from our day-to-day operations. If we are not successful in integrating the operations of acquired brands, or in executing strategies and business plans related to our joint ventures, our business could be negatively affected.

We may have to pay cash, incur debt, or issue equity, equity-linked, or debt securities to pay for any such acquisition, any of which could adversely affect our financial results. Furthermore, the tax matters agreement that we entered into with Dean Foods in connection with our initial public offering contains limitations on our ability to issue equity or equity-linked securities and incur debt. In order to maintain the tax-free status of Dean Foods’ spin-off of us, for a period of two years after the Distribution we are subject to some restrictions in our ability to issue, sell, redeem, or repurchase stock or other securities (including securities convertible into our stock) and to effect a merger of the Company or one of our subsidiaries into another entity.

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

Our business depends heavily on raw materials and other inputs, such as conventional and organic raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, and organic salad greens and produce, used in the production of our products and commodities, such as packaging, utilities, natural gas, resin and petroleum-based products, used in the packaging and distribution of our products. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our third-party suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, and reputation. Over the past several years, we have experienced increased costs as a result of weather conditions and other events outside our and our suppliers’ control and this may continue given recent weather conditions, which may negatively affect our business.

The organic ingredients (including milk, organic salad greens and produce, other dairy-related products, and soybeans) and non-GMO ingredients for our products are less plentiful and available from fewer suppliers than their conventional counterparts. Competition with other manufacturers in the procurement of organic and non-GMO product ingredients may increase in the future if consumer demand for organic and non-GMO products increases. In addition, the dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on our products and pricing, while supply shortages can cause product shortages and higher costs to us. Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs. If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Agricultural products are vulnerable to adverse weather conditions, including drought and temperature extremes, floods and windstorms, which are quite common but difficult to predict. For example, much of the state of California is experiencing extreme drought, which could impact the availability and cost of our raw materials, including almonds. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we manage, increased costs due to expenditures for additional farming techniques, the repair of infrastructure and the replanting of damaged or destroyed crops. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of lettuce or other produce from other growers. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Failure to maintain sufficient internal production capacity or to enter into co-packing agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or increase our operating costs and capital expenditures.

The success of our business depends, in part, on maintaining a strong production platform and we rely on internal production resources and third-party co-packers to fulfill our manufacturing needs. Certain of our manufacturing plants are operating at high rates of utilization, and we may need to expand our production facilities or increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. A failure by our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products. In addition, we have experienced, and expect to continue to experience, increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we need to enter into additional co-packing, warehousing or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third party providers or enter into agreements on satisfactory terms or at all. Our inability to maintain sufficient internal capacity or establish satisfactory co-packing, warehousing and distribution arrangements could limit our ability to operate our business or implement our strategic growth plan, and could negatively affect our sales volumes and results of operations. In addition, we may need to expand our internal capacity, which would increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

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

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, environmental incident, terrorism, pandemic, strikes, the financial or operational instability of key suppliers, distributors, warehousing, and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. For example, the loss of any of Alpro’s distribution partners for local representation in Europe could negatively affect our business. In addition, all of our organic greens and produce products are processed in a single facility, and damage or disruption to this facility could impair our ability to process and sell those products. If we are unable or it is not financially feasible to mitigate the likelihood or potential impact of such events, our business and results of operations could be negatively affected and additional resources could be required to restore our supply chain.

Our earnings are sensitive to fluctuations in market prices and demand for our products.

Excess supply can cause significant price competition in our businesses. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.

Some of our products are highly perishable and generally must be brought to market and sold soon after harvest. Some items, such as lettuce, must be sold more quickly, while other items can be held in cold storage for longer periods of time. The selling price received for each type of product depends on all of these factors, including the availability and quality of the products in the market, and the availability and quality of competing types of products.

In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. However, even if market prices are unfavorable, produce items which are ready to be, or have been, harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have a material adverse effect on our business, results of operations and financial condition.

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, and we may incur additional debt.

As of January 31, 2014, we had outstanding borrowings of approximately $1.28 billion under our $1.84 billion senior secured credit facilities, of which $985.0 million consists of term loan borrowings and $292.0 million consists of borrowings under the $850.0 million revolving portion of our senior secured credit facilities. We also had additional borrowing capacity of approximately $553.1 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

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

From time to time, we may need additional financing to support our business and pursue our growth strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors.

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

Based upon current distribution, we estimate that our products are sold in over 50 countries worldwide. Sales to customers outside of North America accounted for 16%, 16% and 18% of our total net sales in the years ended December 31, 2013, 2012 and 2011, respectively. Risks associated with our operations outside of the United States include:

•	legal and regulatory requirements in multiple jurisdictions that differ from those in the United States and change from time to time, such as tax, labor, and trade laws, as well as laws that affect our ability to manufacture, market, or sell our products;

•	foreign currency exposures;

•	political and economic instability, such as the recent debt crisis in Europe;

•	trade protection measures and price controls; and

•	diminished protection of intellectual property in some countries.

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

Labor issues could adversely affect our business.

As of January 31, 2014, approximately 18% of our employees were covered by collective bargaining agreements or works council representation. Our collective bargaining agreements are scheduled to expire at various times over the next five years. A strike, work slowdown, or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

We purchase a portion of our lettuce and other fresh produce from third-party growers who grow these products in the United States. The personnel engaged for harvesting operations by these third-party growers and by us, typically include significant numbers of immigrants who are authorized to work in the U.S. The availability and number of these workers may decrease if certain changes are enacted in U.S. immigration laws. A scarcity of available personnel to harvest agricultural products in the U.S. could increase our costs for those products or could lead to product shortages.

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

We have entered into license agreements to use certain trademarks, service marks, and trade names, such as LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Green Mountain Coffee, Hershey’s, and YORK, to brand and market some of our products. In addition, we have entered into a license agreement with DSM Nutritional Products, the owner of Martek Biosciences Corporation, to use products covered by a patent for supplementing certain of our premium dairy and soy products with DHA Omega-3. These agreements are scheduled to expire at various dates in the future, and we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or at all or that we will be able to acquire new licenses to use other popular trademarks or proprietary products or processes. The termination or expiration of a license agreement would cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

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

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. FDA, the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities abroad within the regulatory framework of the European Union and its members. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. We are also subject to federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program (“NOP”), we rely on third parties to certify certain of our products and production locations as organic. Because the Organic Foods Production Act of 1990, which created the NOP, was so recently adopted, many regulations and informal positions taken by the NOP are subject to continued review and scrutiny. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products, as could be the case in the United States as the FDA enacts the Food Safety Modernization Act of 2011, or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Increases in costs of medical and other employee health and welfare benefits may reduce our profitability.

With approximately 3,900 employees, our profitability is substantially affected by costs of current and post-retirement medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care laws and costs. These factors may put pressure on the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.

We have only been a stand-alone public company since October 2012, and our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone public company prior to October 2012 and may not be a reliable indicator of our future results.

We derived the historical financial information included in this Annual Report on Form 10-K for periods prior to January 1, 2013 from Dean Foods’ consolidated financial statements. This information does not necessarily reflect the financial position, results of operations, and cash flows we would have achieved as a stand-alone public company during the periods presented, or those that we will achieve in the future.

This is primarily because of the following factors:

•	Prior to our initial public offering, we operated as a segment of Dean Foods, rather than as a stand-alone company. Dean Foods historically performed various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services. Our historical financial information reflects allocations of corporate expenses from Dean Foods for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as a stand-alone public company.

•	We entered into agreements that formalized and, in certain cases, modified our ongoing commercial arrangements with certain current and former wholly-owned subsidiaries of Dean Foods. Under these agreements, the current and former Dean Foods subsidiaries agreed to continue to manufacture and/or sell and distribute our products on our behalf, supply us with certain raw materials and other inputs, and provide certain other services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These agreements were negotiated among representatives of Dean Foods’ business platforms and, we believe, reflect substantially the terms that we would have been able to obtain from third parties, taking into account the nature of certain ongoing customer relationships. When these agreements expire or terminate, we may not be able to negotiate renewals or new agreements with third parties on terms that are favorable to us.

•	Our pre-2013 historical financial information has not been adjusted and does not reflect changes that we have experienced as a result of becoming a stand-alone public company. These changes include (1) changes in our cost structure, personnel needs, tax structure, and business operations, (2) changes in our management, (3) potential increased costs associated with reduced economies of scale, and (4) increased costs associated with corporate governance, investor and public relations, and public company reporting and compliance.

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

Our agreements with Dean Foods and the desire to preserve the tax-free status of our spin-off from Dean Foods limit our ability to take certain corporate actions following the Distribution, and we could owe significant tax indemnification payments to Dean Foods if the Distribution or other steps in the spin-off is taxable as a result of actions by us or acquisitions of our stock or assets.

Our business strategy anticipates future acquisitions and development of new products. However, in order to preserve the tax-free status of our spin-off from Dean Foods, we are subject to certain restrictions on actions related to our common stock, including the issuance, sale, redemption or repurchase of our common stock. These restrictions could substantially limit our strategic and operational flexibility.

In addition, we generally have agreed to indemnify Dean Foods and its affiliates against any and all taxes incurred by them relating to the spin-off failing to be tax-free to the extent such taxes are caused by our actions or acquisitions of our stock or assets by any person other than Dean Foods or its affiliates. If we were to become liable under such indemnity, it would result in a significant liability to us as such taxes would likely be substantial.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our global principal executive offices are located Denver, Colorado in approximately 20,000 square feet of leased office space. The headquarters of our North American plant-based foods and beverages, coffee creamers and beverages and premium dairy businesses are located in Broomfield, Colorado, where we lease approximately 137,000 square feet of office space, and the headquarters of our European operations are located in Ghent, Belgium, where we lease approximately 2,500 square meters of office space. Our R&D facilities are located in leased premises in Broomfield, Colorado and in Wevelgem, Belgium.

We conduct our production operations from 10 production facilities, all of which are owned, and we own one organic dairy farm located in Kennedyville, Maryland. We believe that our production facilities, which are located in the following cities, are well maintained and are suitable to support our current business operations:

Bridgeton, New Jersey	City of Industry, California	Dallas, Texas
Issenheim, France	Jacksonville, Florida	Kettering, United Kingdom
Landgraaf, Netherlands	Mt. Crawford, Virginia	San Juan Bautista, California
Wevelgem, Belgium

Our organic salad and produce business is headquartered in an approximately 332,000 square foot facility that we own in San Juan Bautista, California, and the business leases approximately 37,000 crop acres of organic farmland in California and Arizona. We also lease an approximately 220,000 square foot storage and warehouse facility in Yuma, Arizona.

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

Market Information

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

Fiscal Year Ended December 31, 2013	High	Low
Fourth Quarter	$23.64	$18.28
Third Quarter	20.63	16.41
Second Quarter	19.59	15.61
First Quarter	17.75	14.67
Fiscal Year Ended December 31, 2012
Fourth Quarter (from October 26, 2012)	$19.17	$14.22

As of February 13, 2014, WhiteWave had 3,415 holders of record of its Class A common stock. This figure does not include a substantially greater number of stockholders who are beneficial holders of our common stock in “street name” through banks, brokers, and other financial institutions that are the record holders.

We have not and do not currently intend to declare or pay any cash dividends on our Class A common stock.

Issuer Purchases of Equity Securities

On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of December 31, 2013, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Performance Graph

The graph below compares the cumulative total stockholder return for the Class A common stock of The WhiteWave Foods Company, the Standard and Poor’s 500 Composite Index (“S&P 500 Index”), the S&P 500 Consumer Staples Index and the Standard and Poor’s MidCap 400 Index (“S&P MidCap 400 Index”). The measurement points in the graph below are October 26, 2012 (the first trading day of our Class A common stock on the New York Stock Exchange) and the last trading day of each fiscal quarter through the fiscal year ended December 31, 2013. The graph assumes that $100 was invested in WhiteWave Class A common stock at the closing price of $16.75 on October 26, 2012 and in the S&P 500 Index, the S&P 500 Consumer Staples Index and the S&P MidCap 400 Index on October 26, 2012, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

We use the S&P 500 Consumer Staples Index to represent a comparable peer group. During 2013, WhiteWave was moved from the S&P 500 Index to the S&P MidCap 400 Index. As a result, this is the last year in which the S&P 500 line will appear in the graph. Going forward, the S&P Midcap 400 Index, which is shown separately in the graph above, will replace the S&P 500 Index.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data

The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company (“WWF Opco”), a wholly-owned subsidiary of Dean Foods. Prior to our initial public offering, WWF Opco held substantially all of the historical assets and liabilities related to our business that we acquired pursuant to the contribution described below. We had nominal assets and no liabilities, and conducted no operations prior to the completion of our initial public offering. Prior to completion of our initial public offering on October 31, 2012, Dean Foods contributed all of the capital stock of WWF Opco to WhiteWave in exchange for 150,000,000 shares of Class B common stock.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), the contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the consolidated financial position and results of operations of WhiteWave and WWF Opco for all periods presented.

The following table summarizes our consolidated financial data. We have derived the consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
		(In thousands, except share and per share data)
Statement of Operations Data:
Net sales(1)	$2,503,487	$2,175,374	$1,916,830	$1,713,390	$1,446,931
Net sales to related parties(2)	37,063	109,513	108,921	107,923	88,036
Transitional sales fees(2)	1,513	4,551	—	—	—

Total net sales	2,542,063	2,289,438	2,025,751	1,821,313	1,534,967
Cost of sales(2)	1,634,646	1,485,494	1,341,310	1,210,816	1,020,585

Gross profit(3)	907,417	803,944	684,441	610,497	514,382
Related party license income(4)	—	36,034	42,680	39,378	46,729
Operating expenses:
Selling and distribution(2),(3)	528,233	492,130	414,724	384,512	331,844
General and administrative(5),(6)	197,526	167,595	136,703	139,888	127,130
Asset disposal and exit costs	24,226	—	—	—	—

Total operating expenses	749,985	659,725	551,427	524,400	458,974

Operating income	157,432	180,253	175,694	125,475	102,137
Other expense (income):
Interest expense (income)(4),(7)	18,027	9,924	9,149	10,583	(680)
Other expense (income), net	(3,829)	957	122	377	(149)

Total other expense (income)	14,198	10,881	9,271	10,960	(829)

Income from continuing operations before income taxes	143,234	169,372	166,423	114,515	102,966
Income tax expense	44,193	56,858	52,089	33,159	42,419

Income from continuing operations	99,041	112,514	114,334	81,356	60,547
Gain on sale of discontinued operations, net of tax	—	403	3,616	5,693	276
Income (loss) from discontinued operations, net of tax	—	2,056	(27,105)	(16,686)	(21,089)

Net income	99,041	114,973	90,845	70,363	39,734
Net (income) loss attributable to non-controlling interest	—	(1,279)	16,550	8,735	12,441

Net income attributable to The WhiteWave Foods Company	$99,041	$113,694	$107,395	$79,098	$52,175

Basic earnings per common share(8):
Income from continuing operations attributable to The WhiteWave Foods Company	$0.57	$0.73	$0.76	$0.54	$0.40
Net discontinued operations	—	0.01	(0.04)	(0.01)	(0.05)
Net income attributable to The WhiteWave Foods Company	$0.57	$0.74	$0.72	$0.53	$0.35
Diluted earnings per common share(8):
Income from continuing operations attributable to The WhiteWave Foods Company	$0.57	$0.73	$0.76	$0.54	$0.40
Net discontinued operations	—	0.01	(0.04)	(0.01)	(0.05)
Net income attributable to The WhiteWave Foods Company	$0.57	$0.74	$0.72	$0.53	$0.35
Average common shares:
Basic	173,120,689	153,770,492	150,000,000	150,000,000	150,000,000
Diluted	174,581,468	153,770,497	150,000,000	150,000,000	150,000,000
Balance Sheet Data:
Cash and cash equivalents	$101,105	$69,373	$96,987	$73,812	$26,466
Total assets	2,283,184	2,168,011	2,108,685	2,066,879	2,101,136
Total debt(7)	662,650	780,550	456,171	440,351	440,255
Other non-current liabilities	287,695	294,963	274,578	281,509	289,440
Total equity	961,439	784,956	1,140,686	1,124,463	1,153,901

(1)	Our net sales are derived primarily from sales of our branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products to third-party customers across North America and Europe. Sales are reported net of estimated returns, trade promotions, and other discounts. Net sales do not include the sales of our finished goods to third-party customers made directly by Dean Foods wholly-owned subsidiaries.
(2)	Net sales to related parties represent the sale of our finished products to other wholly-owned subsidiaries of Dean Foods. Prior to our initial public offering, those transactions took place at an agreed-upon price, which may not be equivalent to the terms that would prevail in an arm’s-length transaction. In addition, effective January 1, 2010, Dean Foods implemented a standardized intercompany pricing structure on all products sold by us to other wholly-owned subsidiaries of Dean Foods which negatively impacted our related party sales as compared to years prior to 2010. In connection with the initial public offering, we entered into agreements that formalized ongoing commercial arrangements we had with certain wholly-owned Dean Foods subsidiaries. These agreements included certain transitional sales agreements, a sales and distribution agreement, and certain manufacturing and supply agreements. Pursuant to one of the transitional sales agreements in which Morningstar remitted to us the cash representing the net profit collected from WhiteWave product sales, the net effect of the agreement is reflected as transitional sales fees. We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by Dean Foods. Due to these and other changes in connection with our initial public offering, the historical financial information included in this Annual Report on Form 10-K may not necessarily reflect our financial position, results of operations, and cash flows in the future or what our financial position, results of operations, and cash flows would have been had we been a stand-alone public company during the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Relationships with Dean Foods” of this Annual Report on Form 10-K.
(3)	As disclosed in Note 2 to our audited consolidated financial statements, we include certain shipping and handling costs associated with shipping products to customers through third-party carriers and third-party inventory warehouse costs within selling and distribution expense. As a result, our gross profit may not be comparable to that of other entities that present all shipping and handling costs as a component of cost of sales.
(4)	Historically, our intellectual property license agreement with Morningstar provided Morningstar the right to use certain intellectual property in the manufacture of certain products for a fee. In conjunction with the license agreement, we extended a line of credit to Morningstar related to the license income under the license agreement. In connection with our initial public offering, we terminated this license agreement and the related loan. Since our initial public offering, we no longer receive license income or related interest income associated with these historical agreements. In addition, in connection with our initial public offering, we transferred the intellectual property subject to the license agreement to Morningstar so that Morningstar had the requisite intellectual property and manufacturing know-how to produce and sell its products and brands. We retained all intellectual property related to and necessary for the production of our products and brands. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Relationships with Dean Foods” of this Annual Report on Form 10-K.
(5)	Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. Our historical financial statements reflect these costs primarily within general and administrative expenses. These allocations included costs related to corporate services such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering (which includes $17.5 million of transaction costs related to our initial public offering), and $32.7 million, $36.2 million and $45.7 million in the years ended December 31, 2011, 2010, and 2009 respectively. Following our initial public offering, as a stand-alone public company, we assumed responsibility for the costs of these functions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” of this Annual Report on Form 10-K. The historical allocations may not reflect the expense we would have incurred as a stand-alone public company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.
(6)	Our results include Alpro’s results of operations subsequent to the July 2, 2009 date of acquisition. For the period from July 2, 2009 through December 31, 2009, Alpro had $174.5 million of net sales and $9.7 million of operating income. In addition, results for 2009 include acquisition-related expenses in general and administrative expenses, related to due diligence, investment advisors, and regulatory matters of approximately $12.2 million.
(7)	We were allocated $440.3 million from the Dean Foods senior secured credit facility on July 2, 2009 to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. On October 31, 2012, in connection with our initial public offering, we incurred approximately $885.0 million in new indebtedness and subsequently repaid approximately $86.0 million under the revolving credit facility with these proceeds.
(8)	Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. For all periods prior to completion of our initial public offering, the same number of shares is being used for basic and diluted earnings per share as no WhiteWave Class A common stock or equity awards were outstanding. The contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the Class B shares outstanding for WhiteWave and WWF Opco for all periods presented. The outstanding shares of Class B common stock give effect to Dean Foods’ contribution of WWF Opco’s capital stock to WhiteWave. 4,045,309 anti-dilutive options and 10 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2013. 2,445,327 anti-dilutive options and 666,999 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of the Business

We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, premium dairy and organic greens and produce products throughout North America and Europe. We are pioneers in these product categories, with Silk, International Delight, Horizon Organic and Earthbound Farm having #1 or #2 brand positions based on retail sales in the United States, and Alpro having a #1 brand position based on retail sales in Europe. Our widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic premium dairy products, and Earthbound Farm certified organic packaged salad greens, fruits and vegetables. Our European brands of plant-based foods and beverages include Alpro and Provamel.

We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as through various away-from-home channels, including foodservice outlets. We sell our products in North America and Europe primarily through our direct sales force and independent brokers and distributors.

We have an extensive production and supply chain footprint in the United States. We utilize six manufacturing plants, three distribution centers, and three strategic co-packers across the country. In addition, we have strategically positioned three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain that enables us to meet the needs of our customers. Furthermore, we also have a broad commercial partner network across Europe, which complements our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands, facilitating access to the countries in which we sell our products.

Formation of the Company and Initial Public Offering

The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company, a wholly-owned subsidiary of Dean Foods. Prior to our initial public offering on October 31, 2012, WWF Operating Company held substantially all of the historical assets and liabilities related to our business that we acquired pursuant to the contribution described below. We had nominal assets and no liabilities, and conducted no operations prior to our initial public offering.

The following transactions occurred in connection with our initial public offering and the separation of our business from Dean Foods’ other businesses:

•	On October 5, 2012, WWF Operating Company issued a series of intercompany notes to Dean Foods in the aggregate principal amount of $1.155 billion to evidence the payment of a dividend by WWF Operating Company to Dean Foods. The notes had various maturity dates beginning in October 2013 and continuing until May 2014, and bore interest at a fixed rate of 2.733% per annum. The notes were unsecured and not guaranteed.

•	On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement governing our senior secured credit facilities provided for an aggregate amount of $1.35 billion in financing, which consists of a five-year revolving credit facility in a principal amount of $850 million, a five-year $250 million term loan A-1, and a seven-year $250 million term loan A-2.

•	On October 15, 2012, we amended and restated our certificate of incorporation and by-laws, increased the total number of authorized shares of our capital stock to 2,045,000,000 shares, and created two classes of common stock that had the same economic rights, including with respect to dividends and distributions. Our Class A common stock is entitled to one vote per share, and Class B common stock was entitled to ten votes per share with respect to all matters submitted to a vote of our stockholders, subject, in the case of the Class B common stock, to reduction in accordance with terms of the amended and restated certificate of incorporation. Each share of Class B common stock was convertible into one share of Class A common stock at any time at Dean Foods’ election and automatically in certain circumstances. The common stock held by Dean Foods prior to our initial public offering was reclassified into Class B common stock.

•	On October 31, 2012, we completed our initial public offering and sold 23,000,000 shares of Class A common stock to the public at a price of $17.00 per share. Prior to completion of our initial public offering, Dean Foods contributed all of the capital stock of WWF Operating Company to us in exchange for 150,000,000 shares of our Class B common stock.

•	On October 31, 2012, we incurred approximately $885.0 million in new indebtedness under our senior secured credit facilities and contributed substantially all of the net proceeds to WWF Operating Company. We also contributed $282.0 million of the net proceeds from our initial public offering to WWF Operating Company, which used those proceeds, together with substantially all of the net proceeds under the Credit Agreement, to repay then-outstanding obligations under intercompany notes owed to Dean Foods, as described above.

•	On November 1, 2012, the remaining net proceeds of approximately $86.0 million from our initial public offering were used to repay a portion of the indebtedness then outstanding under the revolving portion of our senior secured credit facilities.

•	In connection with our initial public offering, Dean Foods novated to us certain of its interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017. These swap agreements have fixed interest rates between 2.75% and 3.19%.

The contribution of WWF Operating Company to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the consolidated financial position and results of operations of WhiteWave and WWF Operating Company for all periods presented.

Developments since January 1, 2013

Completion of the Spin-Off from Dean Foods

On May 23, 2013, Dean Foods distributed (“the Distribution”) to its stockholders an aggregate of 47,686,000 shares of our Class A common stock and 67,914,000 shares of our Class B common stock as a pro rata dividend on shares of Dean Foods common stock outstanding at the close of business on May 17, 2013, the record date for the Distribution. Effective upon the Distribution, and in accordance with the terms of our amended and restated certificate of incorporation, we reduced the number of votes per share of our Class B common stock with respect to all matters submitted to a vote of our stockholders, other than the election and removal of directors, to one vote per share.

Prior to the Distribution, Dean Foods converted 82,086,000 shares of our Class B common stock into 82,086,000 shares of our Class A common stock, of which 47,686,000 shares of Class A common stock were distributed to Dean Foods stockholders in the Distribution. As a result of the Distribution, Dean Foods owned 34,400,000 shares of our Class A Common stock and no shares of our Class B common stock. Under the terms of the separation and distribution agreement, Dean Foods was required to dispose of any remaining ownership interest in us within three years of the Distribution, or May 23, 2016. On July 25, 2013 Dean Foods disposed of all of its remaining 34,400,000 shares of our Class A common stock in a registered public offering. We did not receive any proceeds from this offering. As a result of and immediately after the closing of this offering, Dean Foods no longer owned any shares of our common stock and had no ownership interest in us.

Common Stock Class Conversion

On September 24, 2013, the Company’s stockholders approved the conversion of all of the outstanding shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. As a result, all of the 67,913,310 shares of Class B common stock outstanding on September 24, 2013 were converted on a one-for-one basis into shares of Class A common stock. The conversion had no impact on the economic interests of the holders of Class A common stock and the former holders of Class B common stock. The conversion had no impact on the total issued and outstanding shares of the Company’s common stock although it increased the number of shares of Class A common stock outstanding in an amount equivalent to the number of shares of Class B common stock outstanding immediately prior to the conversion.

Sale of Idaho Dairy Farm

In the third quarter of 2013, management decided to pursue a sale of the Company’s dairy farm located in Idaho as part of our strategic focus on the Company’s core processing, marketing and distribution capabilities. As a result, we recorded a $7.4 million non-cash charge to write-down the assets held for sale to fair value, net of estimated selling costs. In the fourth quarter of 2013, we completed the sale of those assets and recorded an additional write-down of $3.7 million based on the final selling price. This write-down is included in asset disposal and exit costs within operating expense in our consolidated statement of operations. In addition, we recorded a charge of $3.3 million in the fourth quarter related to lease liabilities, severance and related costs. This charge is included in asset disposal and exit costs within operating expenses in our consolidated statement of operations. The Idaho dairy farm assets were included in the North America segment. Overall, we received net cash proceeds of $31.0 million for the sale of the Idaho farm and a note receivable of $6.4 million that is expected to be collected in the first half of 2014. Total charges of $14.4 million were recorded in 2013 related to this disposal.

Plan to Sell SoFine Foods BV

During the fourth quarter of 2013, management approved a plan to sell the operations of SoFine Foods BV (“SoFine”), a wholly-owned subsidiary that operates a soy-based meat-alternatives business, in the Netherlands. Management’s intention to pursue a sale is based on the strategic decision to exit this non-core business. As a result, a write-down of $9.8 million was recorded in the fourth quarter of 2013. The SoFine assets and liabilities were included in the Europe segment and the fair value was determined based on the estimated selling price, net of estimated costs to sell. We expect the sale to be completed within the next 60 days. This charge is included in asset disposal and exit costs within operating expenses in our consolidated statement of operations.

Developments since January 1, 2014

Acquisition of Earthbound Farm

On January 2, 2014, the Company completed the acquisition of Earthbound Farm for approximately $600 million in cash. Earthbound Farm is the largest organic produce brand in North America and the recognized leader in the value-added organic packaged salad category. Earthbound Farm also produces and markets an extensive line of organic fresh fruits and vegetables, frozen fruits and vegetables, and dried fruits and snacks. The acquisition was funded by approximately $615 million in new borrowings under our senior secured credit facilities, including the incremental term loan A-3 facility. Because the transaction was not completed until fiscal 2014, results of operations for the Earthbound Farm business for fiscal 2013 and prior periods are not included in this Form 10-K, and financial information contained in this Form 10-K excludes the Earthbound Farm business.

Formation of Joint Venture in China

On January 5, 2014, the Company announced that it had entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company, to manufacture, market and sell a range of nutritious products in China. The joint venture will be owned 49% by the Company and 51% by Mengniu. The formation of the joint venture is subject to various governmental approvals in China, which are expected to be obtained in the first half of 2014. The Company also announced that the joint venture has executed an agreement to purchase Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings Ltd (“Yashili”), whose primary asset is a production facility currently under construction in China where the joint venture intends to manufacture its products. Mengniu is the majority owner of Yashili. The purchase price for Zhengzhou is expected to be approximately $85 million (RMB 510 million) and the purchase is subject to the formation of the joint venture and approval of the minority shareholders of Yashili. Each joint venture party’s share of the purchase price for Zhengzhou will be consistent with its ownership interest in the venture. The Company and Mengnui expect to make additional investments to support the start-up and commercialization of the joint venture, but the amount of any future additional investments is not currently known.

Factors Affecting Our Business and Results of Operations

The following trends have impacted our sales and operating income over the past three years and we believe that they will continue to be factors affecting our business and results of operations in the future:

Acquisitions and Formation of Joint Venture

We have grown and intend to continue to grow our business in part by acquiring new brands and businesses, and forming joint ventures, both in the United States and globally. The addition of acquisitions or joint ventures allows us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations. In 2014, we completed the acquisition of Earthbound Farm and announced plans for a joint venture with Mengniu Dairy in China.

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

Increases in Commodity Costs

Our business is heavily dependent on raw materials and other inputs, such as organic and conventional raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin and diesel fuel. Increases in the costs of raw materials and other inputs in the recent past have exerted pressure on our margins and have led to price increases across our portfolio to mitigate the impacts of these increased costs.

Consumer Preferences for Nutritious, Flavorful, Convenient, and Responsibly Produced Products

The plant-based foods and beverages, coffee creamers and beverages, and premium dairy categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. Our plant-based foods and beverages and premium dairy products are well positioned within the dairy and dairy alternatives sector, as well as the organic sector. The growth of the organic sector is outpacing the growth of the overall food and beverage industry and, within dairy and dairy alternatives, our share continues to grow. In addition, our coffee creamers and beverages continue to benefit from the growth and overall size of the coffee and creamers sector.

Manufacturing and Warehousing Capacity Constraints

Our growth has significantly increased our plant and warehouse utilization rates, particularly in our North America segment. In response, we have increasingly relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, in order to serve increasing customer demand, capacity constraints create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. Further, capacity constraints have at times led to higher levels of inventory in order to ensure that we can adequately service our customers. We will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements. At the same time, we will continue to invest to expand our internal production and warehousing capabilities.

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

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions have been allocated to us. These allocations included costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million for the period from January 1, 2012 to the date of our initial public offering (which includes $17.5 million of transaction costs related to the offering) and $32.7 million in the year ended December 31, 2011. These cost allocations are primarily reflected within general and administrative expenses in our consolidated statements of operations as well as classified as “Corporate and other” in Note 17 to our audited consolidated financial statements. Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide several of these services on a transitional basis for a fee pursuant to the terms of our transition services agreement. Upon completion of our initial public offering, we assumed responsibility for the cost of these functions. In addition, as we transition away from the services currently provided by Dean Foods pursuant to the transition services agreement, in 2013, Dean Foods charged us $19.0 million and we have charged Dean Foods $3.0 million in non-recurring transitional costs.

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

Also, in connection with our initial public offering, we granted equity awards to certain of our executive officers and employees with an aggregate grant date fair value of $28.2 million (the “IPO Grants”) in order to, among other things, provide executives and employees with an immediate equity interest in the Company and align their interests with those of our stockholders. The grant date fair value of the IPO Grants is expensed ratably over a three-year vesting term from October 2012 to 2015.

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

Matters Affecting Comparability

Our results of operations for the years ended December 31, 2013, 2012, and 2011 were affected by the following:

Corporate Costs

Prior to the completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering and $32.7 million in the year ended December 31, 2011. These allocations include approximately $17.5 million of transaction costs related to our initial public offering for year ended December 31, 2012. Following the initial public offering, we are incurring direct costs associated with our stand-alone corporate structure. Such direct costs also include certain non-recurring transitional costs of $6.8 million incurred in the year ended December 31, 2013 to establish our own stand-alone corporate functions.

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

During the year ended December 31, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales were transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.5 million in our audited consolidated statement of operations. The transitional sales were substantially completed during the early part of the second quarter of 2013.

We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products up to 15-months. During this transition, we provided certain services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until the sales transitioned to Morningstar. The net fees remitted for the year ended December 31, 2013 were $0.7 million. The transitional services were substantially completed during the early part of the second quarter of 2013.

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

Results of Operations

Our historical consolidated financial statements, which are discussed below, are prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and asset and liabilities attributed to our operations, and include allocations of expenses from Dean Foods for the years ended December 31, 2012 and 2011. Our consolidated and segment results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company for the years ended December 31, 2012 and 2011.

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales.

	Year Ended December 31,
	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,503.5		$2,175.4		$1,916.8
Net sales to related parties	37.1		109.5		108.9
Transitional sales fees	1.5		4.5		—

Total net sales	2,542.1	100.0%	2,289.4	100.0%	2,025.7	100.0%
Cost of sales	1,634.7	64.3%	1,485.4	64.9%	1,341.3	66.2%

Gross profit(1)	907.4	35.7%	804.0	35.1%	684.4	33.8%
Related party royalty income	—	0.0%	36.0	1.6%	42.7	2.1%
Operating expenses
Selling and distribution	528.3	20.8%	492.1	21.5%	414.7	20.5%
General and administrative	197.5	7.8%	167.6	7.3%	136.7	6.7%
Asset disposal and exit costs	24.2	0.9%	—	0.0%	—	0.0%

Total operating expenses	750.0	29.5%	659.7	28.8%	551.4	27.2%

Operating income	157.4	6.2%	180.3	7.9%	175.7	8.7%

Other expense (income), net	14.2		10.9		9.3
Income tax expense	44.2		56.9		52.1

Income from continuing operations	$99.0		$112.5		$114.3

(1)	As disclosed in Note 2 to our audited consolidated financial statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of sales.

The key performance indicators for both of our reportable segments are net sales, gross profit, and operating income, which are presented in the segment results tables and discussion below.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below.

	Year Ended December 31,
	2013	2012	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
North America	$2,124.0	$1,921.4	$202.6	10.5%
Europe	418.1	368.0	50.1	13.6%

Total	$2,542.1	$2,289.4	$252.7	11.0%

The change in total net sales was due to the following:

	Change in net sales 2013 vs. 2012
	Volume	Pricing and product mix changes	Total increase / (decrease)
	(in millions)
North America	$192.7	$9.9	$202.6
Europe	36.3	13.8	50.1

Total	$229.0	$23.7	$252.7

Total net sales — Consolidated total net sales increased $252.7 million, or 11.0%, in 2013 compared to the prior year. The increase was primarily driven by robust volume growth in both the North America and Europe segments. Net sales in Europe also benefited from currency translation. North America also benefited from the impact of the commercial arrangements with current and former Dean Foods subsidiaries. Those arrangements were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.

Cost of sales — Cost of sales increased $149.3 million, or 10.1%, in 2013 compared to the prior year. The increase was primarily driven by sales volume growth, but was also higher due to the transition of sales from Morningstar and higher commodity and other input costs.

Gross profit — Gross profit margin increased to 35.7% in 2013 from 35.1% for the prior year. The increase was driven principally by a favorable mix of products sold. Gross margins also benefited modestly from the impact of the new commercial arrangements with current and former Dean Foods subsidiaries. The net profit from the sales of WhiteWave products generated by Morningstar was reflected as transitional sales fees until Morningstar transferred responsibility for the sales to us.

Related party license income — Related party license income declined $36.0 million, or 100%, as the fee arrangement, by which Morningstar licensed intellectual property needed to produce and sell its products, was terminated with the initial public offering. The related intellectual property was transferred to Morningstar at that time.

Operating expenses — Total operating expenses increased $90.3 million, or 13.7%, in 2013 compared to the prior year. Selling and distribution costs increased $36.2 million, or 7.4%, driven by higher sales volume, along with higher distribution and warehousing costs in our North America segment, due to continued manufacturing and warehousing capacity constraints.

General and administrative expenses increased $29.9 million, or 17.8%, in 2013. In 2012, prior to the completion of our initial public offering, general and administrative expenses included allocations from Dean Foods, while in 2013, we are incurring direct costs associated with our stand-alone corporate structure. The current year general and administrative costs also include $10.9 million of compensation expenses associated with IPO Grants, along with $6.8 million of non-recurring transitional costs incurred to establish our own stand-alone corporate functions and $1.4 million in transaction costs related to the Dean Foods equity offering. In addition, current year general and administrative expenses include $8.3 million of expense associated with the ongoing formation of the Chinese joint venture and the acquisition of Earthbound Farm. In the same period of 2012, we incurred $17.5 million of transaction costs in connection with our initial public offering. The increase in 2013 was also partially attributable to higher headcount and employee-related costs in both the North America and Europe segments.

Operating expenses for the year ended December 31, 2013 also included a write-down for asset disposal and exit costs in the amount of $24.2 million consisting of $14.4 million related to the loss on sale of the Company’s dairy farm located in Idaho and $9.8 million for the write-down of assets and liabilities related to our intention to sell the SoFine soy-based meat-alternatives business that operates in the Netherlands.

Other expense (income), net — Other expense (income) for the year ended December 31, 2013 includes income of $3.4 million related to mark-to-market gains on our interest rate swaps.

Income taxes — Income tax expense was $44.2 million, recorded at an effective tax rate of 30.9%, in 2013 compared to $56.9 million, a 33.6% effective tax rate, in 2012. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. The 2013 effective tax rate decreased due to more taxable income in lower tax rate jurisdictions, a reduction in deferred tax liabilities resulting from a lower U.K. statutory tax rate, and the higher non-deductible transaction costs in 2012. These reductions were partially offset by the inability to recognize a tax benefit on the SoFine write-down.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Year Ended December 31,
	2013		2012		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,085.4		$1,807.4		$278.0	15.4%
Net sales to related parties	37.1		109.5		(72.4)	(66.1)%
Transitional sales fees	1.5		4.5		(3.0)	(66.7)%

Total net sales	2,124.0	100.0%	1,921.4	100.0%	202.6	10.5%
Cost of sales	1,386.3	65.3%	1,268.8	66.0%	117.5	9.3%

Gross profit	737.7	34.7%	652.6	34.0%	85.1	13.0%
Operating expenses	522.5	24.6%	473.6	24.7%	48.9	10.3%

Operating income	$215.2	10.1%	$179.0	9.3%	$36.2	20.2%

Total net sales — Total net sales increased $202.6 million, or 10.5%, in 2013 compared to the prior year. The increase was primarily driven by volume growth across all platforms, but particularly plant-based food and beverages and coffee creamers and beverages. Net sales also benefited from a favorable product mix and the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.

Cost of sales — Cost of sales increased $117.5 million, or 9.3%, in 2013 compared to the prior year. The increase was primarily driven by higher sales volumes, but also due to higher commodity and other input costs and the transition of sales from Morningstar.

Gross profit — Gross profit margin increased to 34.7% in 2013 compared to 34.0% for the prior year. The increase was primarily driven by a favorable mix of products sold. Gross margins also benefited modestly from the impact of the new commercial arrangements with current and former wholly-owned subsidiaries of Dean Foods. The net profit from sales of WhiteWave products generated by Morningstar is reflected as transitional sales fees until Morningstar transferred responsibility for the sales to us.

Operating expenses — Operating expenses increased $48.9 million, or 10.3%, in 2013 compared to the prior year primarily due to higher sales and distribution costs as a result of higher volumes, coupled with an increase in warehousing and related distribution costs driven by capacity constraints. General and administrative expenses were also higher driven by additional headcount and employee related expenses, along with higher legal expenses.

Operating expenses for the year ended December 31, 2013 also included asset disposal and exit costs in the amount of $14.4 million related to the sale of the assets of the Company’s dairy farm located in Idaho.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Year Ended December 31,
	2013		2012		$ Change	% Change
	Dollars	Percent	Dollars	Percent
		(Dollars in millions)
Net sales	$418.1	100.0%	$368.0	100.0%	$50.1	13.6%
Cost of sales	248.3	59.4%	216.7	58.9%	31.6	14.6%

Gross profit	169.8	40.6%	151.3	41.1%	18.5	12.2%
Operating expenses	148.9	35.6%	127.6	34.7%	21.3	16.7%

Operating income	$20.9	5.0%	$23.7	6.4%	$(2.8)	(11.8)%

Net sales — Net sales increased $50.1 million, or 13.6%, in 2013 compared to the prior year. The increase was driven principally by volume growth in yogurt and non-soy drinks, led by almond which was introduced in the prior year. Currency translation also contributed to the increase. Volume growth in the Europe segment continues to be driven by strong performance in our core geographies in Northern Europe.

Cost of sales — Cost of sales increased $31.6 million, or 14.6%, in 2013 compared to the prior year driven by higher sales volumes and product mix, coupled with the impact of higher raw materials and co-packing costs, partially offset by cost reduction initiatives.

Gross profit — Gross profit margin decreased to 40.6% in 2013 compared to 41.1% for the prior year. This decrease was driven by higher input costs, along with increased co-packing costs driven by strong growth in non-soy drinks, partially offset by the impact of cost reduction initiatives.

Operating expenses — Operating expenses increased $21.3 million, or 16.7%, in 2013 compared to the prior year. The increase was driven by higher distribution expenses due to higher volumes, coupled with an increase in general and administrative costs driven by higher headcount. Additionally, operating expenses for the year ended December 31, 2013 also included a write-down of assets and liabilities held for sale in the amount of $9.8 million related to our intention to sell the SoFine soy-based meat-alternatives business that operates in the Netherlands.

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

Operating expenses — Operating expenses increased $108.3 million, or 19.6%, in 2012 compared to the prior year. This was driven by an increase in selling and distribution costs as a result of higher sales volume and increasing fuel costs. In addition, we experienced increased outside storage facility and related distribution costs at our North America segment driven by capacity constraints. We also continued to increase investments in marketing in support of our brands in both North America and Europe. General and administrative expenses increased $30.9 million, driven principally by $17.5 million of transaction costs related to our initial public offering and higher incentive-based compensation expense.

Income taxes — Income tax expense was $56.9 million, recorded at an effective tax rate of 33.6%, in 2012 compared to $52.1 million, a 31.3% effective tax rate, in 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. The 2012 effective tax rate increased from 2011 due to non-deductible transaction costs related to our initial public offering.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Year Ended December 31,
	2012		2011		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,807.4		$1,548.3		$259.1	16.7%
Net sales to related parties	109.5		108.9		0.6	0.6%
Transitional sales fees	4.5		—		4.5	n/m

Total net sales	1,921.4	100.0%	1,657.2	100.0%	264.2	15.9%
Cost of sales	1,268.8	66.0%	1,126.6	68.0%	142.2	12.6%

Gross profit	652.6	34.0%	530.6	32.0%	122.0	23.0%
Operating expenses	473.6	24.7%	392.8	23.7%	80.8	20.6%

Operating income	$179.0	9.3%	$137.8	8.3%	$41.2	29.9%

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

Operating expenses — Operating expenses increased $80.8 million, or 20.6%, in 2012 compared to the prior year primarily due to an increase in distribution expenses due to higher sales volumes and an increase in fuel costs. In addition, we experienced increased outside storage facility costs and related distribution costs driven by capacity constraints. We expect these costs to remain higher at least through the first half of 2013. Marketing expenses also increased in 2012 compared to the same period in the prior year in support of our new product innovation and brand building investments.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Year Ended December 31,
	2012		2011		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$368.0	100.0%	$368.5	100.0%	$(0.5)	(0.1)%
Cost of sales	216.7	58.9%	214.7	58.3%	2.0	0.9%

Gross profit	151.3	41.1%	153.8	41.7%	(2.5)	(1.6)%
Operating expenses	127.6	34.7%	125.9	34.2%	1.7	1.4%

Operating income	$23.7	6.4%	$27.9	7.5%	$(4.2)	(15.1)%

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

Operating expenses — Operating expenses increased $1.7 million, or 1.4%, in 2012 compared to the prior year. Distribution expenses increased due to higher sales volumes and fuel cost increases. Marketing expenses were higher due to increased investments in consumer marketing in support of our new product launches. These increases were partially offset by the impact of foreign currency translation.

Liquidity and Capital Resources

Debt Facilities

As of January 31, 2014, we had outstanding borrowings of approximately $1.28 billion under our $1.84 billion senior secured credit facilities, of which $985.0 million consists of term loan borrowings and $292.0 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. Our outstanding line of credit balance was $4.9 million. We had additional borrowing capacity of approximately $553.1 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

The terms of the senior secured credit facilities include the following:

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility, October 31, 2019 for the term loan A-2 facility and January 2, 2021 for the term loan A-3;

•

required amortization repayment in quarterly installments of the following amounts on the $250 million term loan A-1 facility: $12.5 million in 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017 with the balance at maturity, in the case of the $250 million term loan A-2 facility, $2.5 million in 2014 through 2019 with the balance at maturity, and in the case of the $500 million term loan A-3 facility, $5.0 million in 2014 through 2020 with the balance at maturity;

•	an accordion feature allowing, under certain circumstances, the maximum principal amount of the senior secured credit facilities to be increased by up to $500 million, subject to lender commitments;

•	mandatory prepayments in the event of certain asset sales and receipt of insurance proceeds;

•	customary representations and warranties that are made upon each borrowing under the senior secured credit facilities;

•	customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, further assurances, and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, and restricted payments; and

•	financial covenants pertaining to (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then to 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to our right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million and results in a pro forma net leverage ratio that is within 0.25 to 1.00 of the covenant then in effect) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. Borrowings under our senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.50% per annum for the $250 million term loan A-1 facility and the revolving credit facility, LIBOR plus 1.75% per annum for the $250 million term loan A-2 facility, and LIBOR plus 2.00% per annum for the $500 million term loan A-3 facility. As of December 31, 2013, we were in compliance with all debt covenants.

In 2011 and 2012, Alpro maintained a revolving credit facility not to exceed €1 million ($1.4 million) (or its currency equivalent). On December 9, 2013, we increased the facility to an amount not to exceed €10 million ($13.7 million) (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million ($13.7 million) (or its currency equivalent) letters of credit. At December 31, 2013 and December 31, 2012, there were no outstanding borrowings under this facility. The revolving credit facility matures on December 9, 2014.

Liquidity

Based on current and anticipated level of operations, we believe that our cash on hand, together with operating cash flows, and amounts expected to be available under our senior secured credit facilities, will be sufficient to meet our anticipated liquidity needs over the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, other general corporate purposes, and financial obligations such as payments under the senior secured credit facility. We may evaluate and consider strategic acquisitions, divestitures, joint ventures, and stock repurchases, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures by us or generate proceeds for us.

As of December 31, 2013, $100.4 million of our total cash and cash equivalents of $101.1 million was domiciled in foreign locations. We currently anticipate permanently reinvesting our foreign earnings outside the U.S.

Capital Resources

For 2014, we expect to invest a total of approximately $230 million to $260 million in capital expenditures primarily to continue to increase manufacturing and warehousing capacity to support our growth. We also expect to make additional investments in our new Chinese joint venture, including our 49% share of the approximately $85 million Yashili acquisition, as well as additional investments to support start-up and commercialization of the joint venture. We expect cash interest to be approximately $33 million to $37 million based upon expected debt levels and current forward interest rates under our senior secured credit facilities, which excludes amortization of deferred financing fees of approximately $2.9 million. We also expect cash payments on our interest rate swaps to be approximately $18.3 million based on the notional amounts of the swaps and the forward LIBOR curve as of December 31, 2013. We anticipate that cash flows from operations and borrowings under our senior secured credit facilities will be sufficient to meet our capital requirements for the foreseeable future.

Our board of directors has authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. The primary purpose of the program is to offset dilution from the Company’s equity compensation plans, but the Company also may make discretionary purchases. Shares may be repurchased under the program from time to time in one or more open market or other transactions, at the discretion of the Company, subject to market conditions and other factors. The authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Historical Cash Flow

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2013	2012	Change
	(In millions)
Net cash flows from:
Operating activities	$184.9	$239.1	$(54.2)
Investing activities	(39.4)	(98.1)	58.7
Financing activities	(117.0)	(172.1)	55.1
Discontinued operations (operating, investing, and financing)	—	3.1	(3.1)
Effect of exchange rate changes on cash and cash equivalents	3.2	0.4	2.8

Net increase (decrease) in cash and cash equivalents	$31.7	$(27.6)	$59.3

Operating Activities

Net cash provided by operating activities from continuing operations was $184.9 million for the year ended December 31, 2013 compared to $239.1 million for the year ended December 31, 2012. The change was primarily due to working capital changes, including an increase in accounts receivable driven by higher sales and the timing of receivables collections. In addition, the increase in payables and accrued expenses was more pronounced in the prior year due in large part to increased payroll accruals driven by incentive-based compensation.

Investing Activities

Net cash used in investing activities from continuing operations was $39.4 million for the year ended December 31, 2013 compared to net cash used in investing activities of $98.1 million for the year ended

December 31, 2012. The change was primarily driven by proceeds of $60.0 million from the sale of fixed assets to Morningstar and net $31.0 million from the sale of the Idaho farm, partially offset by higher capital expenditures in 2013.

Financing Activities

Net cash used in financing activities from continuing operations was $117.0 million for the year ended December 31, 2013 compared to $172.1 million for the year ended December 31, 2012. Net cash used in 2012 was higher primarily due to net repayments of borrowings related to the debt acquired as a result of the Company’s initial public offering.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2012	2011	Change
	(In millions)
Net cash flows from:
Operating activities	$239.1	$221.5	$17.6
Investing activities	(98.1)	(126.0)	27.9
Financing activities	(172.1)	(87.1)	(85.0)
Discontinued operations (operating, investing, and financing)	3.1	18.3	(15.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	(3.5)	3.9

Net increase (decrease) in cash and cash equivalents	$(27.6)	$23.2	$(50.8)

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

Contractual Obligations and Other Long-Term Liabilities

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease, and other contractual obligations at December 31, 2013, and includes the additional amounts borrowed under our senior secured credit facilities related to the acquisition of Earthbound Farm on January 2, 2014.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Senior secured credit facilities(1)	$1,276,990	$20,000	$52,500	$494,490	$710,000
Purchase obligations(2)	1,277,339	570,189	533,975	156,415	16,760
Operating leases(3)	69,604	20,582	24,735	14,403	9,884
Benefit payments(4)	17,009	750	25	1,006	15,228
Interest payments(5)	175,515	44,730	77,195	39,603	13,987

Total(6)	$2,816,457	$656,251	$688,430	$705,917	$765,859

(1)	Includes the term loan A-3 facility in the amount of $500 million and $115 million under the revolving credit facility, which was borrowed to fund the Earthbound Farm acquisition on January 2, 2014.
(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including diesel fuel, soybeans, and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw materials. In addition, we have contractual obligations to purchase various services that are part of our production process.
(3)	Represents future minimum lease payments under non-cancelable operating leases related to our distribution fleet, corporate offices, and certain of our manufacturing and distribution facilities. See Note 16 to our audited consolidated financial statements for more detail about our lease obligations.
(4)	Represents expected future benefit obligations of $17.0 million related to the Company sponsored pension plans. In addition to our Company-sponsored plans, we participate in one multiemployer defined benefit plan. The cost of this plan is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $1.7 million, $1.7 million, and $1.6 million during the years ended December 31, 2013, 2012, and 2011, respectively; however, the future cost of the multiemployer plan is dependent upon a number of factors, including the funded status of the plan, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in this plan. Because the amount of future contributions we would be contractually obligated to make pursuant to this plan cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 15 to our audited consolidated financial statements.
(5)	Includes expected cash payments of $44.9 million on our interest rate swaps based on the notional amounts of the swaps and the forward LIBOR curve at December 31, 2013 and interest on our variable rate debt of $130.6 million based on the rates in effect at December 31, 2013. Interest that may be due in the future on the variable rate portion of our senior secured credit facilities will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. Future interest payments on our interest rate swaps will vary based on the interest rates in effect at each respective settlement date. Excluded from the table above are expected cash receipts related to the interest rate swaps.
(6)	The table above excludes our liability for uncertain tax positions of $4.3 million because the timing of any related cash payments is unknown at this time.

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

We believe the assumptions used in valuing our reporting units and in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. Based on the baseline valuation performed in 2011, the fair value of each of our reporting units exceeds its related carrying value by approximately $1.2 billion or 106.7% and $193 million or 46.4% for the WhiteWave and Alpro reporting units, respectively. The results of our qualitative assessment conducted in 2012 and 2013 did not indicate that it was more likely than not that the fair value of any of our reporting units was less than its carrying amount. Thus, we did not record an impairment. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.

We believe the assumptions used in valuing our indefinite-lived trade names and in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. Based on the baseline valuation performed in 2012, the fair value of each of our trade names exceeds its related carrying value by approximately $551.5 million or 212.4% and $62.7 million or 68.8% for the WhiteWave and Alpro reporting units’ trade names, respectively. The results of our qualitative assessment conducted in 2013 did not indicate that it was more likely than not that the fair value of any of our trade names was less than its carrying amount. Thus, we did not record an impairment. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.

Revenue Recognition, Sales Incentives and Trade Accounts Receivable

We routinely offer sales incentives and discounts through various regional and national programs to our customers and to consumers. These programs include rebates, shelf-price reductions, in-store display incentives, coupons, and other trade promotional activities. These programs, as well as amounts paid to customers for shelf-space in retail stores, are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs, which are recorded as a reduction in our trade accounts receivable balance. Differences between estimated and actual incentive costs are normally not material and are recognized in earnings in the period such differences are determined. This process for analyzing and settling trade promotion programs with customers could impact the Company’s results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates.

Share-Based Compensation

There are certain employees with various forms of share-based payment awards for which we recognize compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes option pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The expected term was based on the assumption used by the Company’s peers, as we did not have relevant company-specific history as a separately-traded company. The expected volatility was based on the historic volatility for each of the peers. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The forfeiture assumption is based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 13 to our audited consolidated financial statements.

Property, Plant, and Equipment

We perform impairment tests on our property, plant, and equipment when circumstances indicate that their carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. Our property, plant, and equipment totaled $659.7 million as of December 31, 2013. In connection with asset disposal activity, we recorded an impairment charge in the amount of $20.9 million in the year ended December 31, 2013. See Note 3 to our audited consolidated financial statements. There were no impairment charges recorded in the years ending December 31, 2012, and 2011, respectively.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

Income Taxes

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We record a liability for uncertain tax positions to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations, and taxing authority procedures and rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. Our judgments and estimates concerning uncertain tax positions may change as a result of the evaluation of new information, such as the outcome of tax audits or changes to, or further interpretations of, tax laws and regulations. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income, the remaining years available for net operating loss carryforwards, and the feasibility of tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, are included in Note 2 to our audited consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Fluctuations

We are exposed to commodity price fluctuations, including for organic and conventional raw milk, butterfat, almonds, organic and non-GMO soybeans, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of raw material and inputs and their related manufacturing, packaging, and distribution we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of raw materials and inputs at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases.

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

Interest Rate Fluctuations

Borrowings under the senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.50% per annum for the $250 million term loan A-1 facility, LIBOR plus 1.75% per annum for the $250 million term loan A-2 facility, and LIBOR plus 2.00% per annum for the $500 million term loan A-3 facility. Accordingly, we are subject to market risk with respect to changes in LIBOR.

As part of our separation from Dean Foods, Dean Foods novated to us certain of its interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017. We follow fair value accounting for these agreements and record the fair value of these outstanding contracts on the balance sheet at the end of each reporting period. These swap agreements have fixed interest rates between 2.75% and 3.19%. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of the interest rate swaps.

As of December 31, 2013, the majority of our debt obligations are hedged at fixed rates and the remaining debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% movement in interest rates. For the year ended December 31, 2013, the impact to net income of a 10% change in interest rates is estimated to be approximately $0.02 million, which excludes any impact from our new term loan A-3 facility.

Foreign Currency Fluctuations

Our international operations represented approximately 24% and 16% of our long-lived assets and net sales, respectively, as of and for the year ended December 31, 2013. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The WhiteWave Foods Company

Denver, Colorado

We have audited the accompanying consolidated balance sheets of The WhiteWave Foods Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The WhiteWave Foods Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the financial statements include allocations of expenses and debt from Dean Foods Company. These allocations may not be reflective of the actual level of costs or debt which would have been incurred had the Company operated as a separate entity apart from Dean Foods Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 28, 2014

The WhiteWave Foods Company

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$101,105	$69,373
Trade receivables, net of allowance of $1,345 and $1,171	146,864	105,592
Related party receivables	—	17,912
Inventories	158,569	146,647
Deferred income taxes	26,588	21,044
Prepaid expenses and other current assets	23,095	22,253

Total current assets	456,221	382,821
Property, plant, and equipment, net	659,683	624,642
Identifiable intangible and other assets, net	394,937	394,962
Goodwill	772,343	765,586

Total Assets	$2,283,184	$2,168,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$357,106	$295,864
Current portion of debt	15,000	15,000
Income taxes payable	14,294	11,678

Total current liabilities	386,400	322,542
Long-term debt	647,650	765,550
Deferred income taxes	237,765	218,285
Other long-term liabilities	49,930	76,678

Total liabilities	1,321,745	1,383,055
Commitments and Contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	—	—
Class A common stock, $0.01 par value; 1,700,000,000 shares authorized, 173,452,896 issued and outstanding at December 31, 2013; 23,000,000 issued and outstanding at December 31, 2012	1,735	230
Class B common stock, $0.01 par value; 175,000,000 shares authorized, no shares issued and outstanding at December 31, 2013; 150,000,000 issued and outstanding at December 31, 2012	—	1,500
Additional paid-in capital	851,017	792,828
Retained earnings	117,127	18,086
Accumulated other comprehensive loss	(8,440)	(27,688)

Total shareholders’ equity	961,439	784,956

Total Liabilities and Shareholders’ Equity	$2,283,184	$2,168,011

See notes to consolidated financial statements.

The WhiteWave Foods Company

Consolidated Statements of Operations

	Year ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Net sales	$2,503,487	$2,175,374	$1,916,830
Net sales to related parties	37,063	109,513	108,921
Transitional sales fees	1,513	4,551	—

Total net sales	2,542,063	2,289,438	2,025,751
Cost of sales	1,634,646	1,485,494	1,341,310

Gross profit	907,417	803,944	684,441
Related party license income	—	36,034	42,680
Operating expenses:
Selling and distribution	528,233	492,130	414,724
General and administrative	197,526	167,595	136,703
Asset disposal and exit costs	24,226	—	—

Total operating expenses	749,985	659,725	551,427

Operating income	157,432	180,253	175,694
Other expense (income):
Interest expense	18,027	9,924	9,149
Other expense (income), net	(3,829)	957	122

Total other expense	14,198	10,881	9,271

Income from continuing operations before income taxes	143,234	169,372	166,423
Income tax expense	44,193	56,858	52,089

Income from continuing operations	99,041	112,514	114,334
Gain on sale of discontinued operations, net of tax	—	403	3,616
Income (loss) from discontinued operations, net of tax	—	2,056	(27,105)

Net income	99,041	114,973	90,845
Net (income) loss attributable to non-controlling interest	—	(1,279)	16,550

Net income attributable to The WhiteWave Foods Company	$99,041	$113,694	$107,395

Average common shares:
Basic	173,120,689	153,770,492	150,000,000
Diluted	174,581,468	153,770,497	150,000,000
Basic earnings (loss) per common share:
Income from continuing operations attributable to The WhiteWave Foods Company	$0.57	$0.73	$0.76
Net discontinued operations	—	0.01	(0.04)
Net income attributable to The WhiteWave Foods Company	$0.57	$0.74	$0.72
Diluted earnings (loss) per common share:
Income from continuing operations attributable to The WhiteWave Foods Company	$0.57	$0.73	$0.76
Net discontinued operations	—	0.01	(0.04)
Net income attributable to The WhiteWave Foods Company	$0.57	$0.74	$0.72

See notes to consolidated financial statements.

The WhiteWave Foods Company

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$99,041	$114,973	$90,845
Other comprehensive income (loss), net of tax
Change in minimum pension liability, net of tax of ($480), $506 and $87	1,025	(999)	(140)
Foreign currency translation adjustment	17,724	10,199	(11,786)
Change in fair value of derivative instruments, net of tax of ($316), $286 and ($134)	499	(553)	259

Other comprehensive income (loss), net of tax	19,248	8,647	(11,667)

Comprehensive income	118,289	123,620	79,178
Comprehensive (income) loss attributable to non-controlling interest	—	(1,279)	16,550

Comprehensive income attributable to The WhiteWave Foods Company	$118,289	$122,341	$95,728

See notes to consolidated financial statements.

The WhiteWave Foods Company

Consolidated Statements of Shareholders’ Equity

	Common Stock - Class A		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	(In thousands, except share data)
Balance at January 1, 2011	—	$—	—	$—	$—	$—	$1,134,568	$(24,668)	$14,563	$1,124,463
Net income attributable to The WhiteWave Foods Company	—	—	—	—	—	—	107,395	—	—	107,395
Change in Dean Foods’ net investment	—	—	—	—	—	—	(75,955)	—	—	(75,955)
Share-based compensation funded by Dean Foods	—	—	—	—	—	—	6,246	—	—	6,246
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	6,754	6,754
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	(16,550)	(16,550)
Other comprehensive income (loss):
Change in minimum pension liability	—	—	—	—	—	—	—	(140)	—	(140)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(11,786)	—	(11,786)
Change in fair value of derivative instruments	—	—	—	—	—	—	—	259	—	259

Balance at December 31, 2011	—	$—	—	$—	$—	$—	$1,172,254	$(36,335)	$4,767	$1,140,686
Net Income attributable to The WhiteWave Foods Company - January 1, 2012 through October 31, 2012	—	—	—	—	—	—	95,608	—	—	95,608
Net Income attributable to The WhiteWave Foods Company - November 1, 2012 through December 31, 2012	—	—	—	—	—	18,086	—	—	—	18,086
Change in Dean Foods’ net investment	—	—	—	—	—	—	(850,373)	—	—	(850,373)
Share-based compensation funded by Dean Foods	—	—	—	—	—	—	7,473	—	—	7,473
Issuance of common stock in connection with the initial public offering, net of offering costs	23,000,000	230	—	—	367,310	—	—	—	—	367,540
Conversion of Dean Foods’ net investment into common stock	—	—	150,000,000	1,500	423,462	—	(424,962)	—	—	—
Share-based compensation post-initial public offering	—	—	—	—	2,056	—	—	—	—	2,056
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	1,932	1,932
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	1,279	1,279
Distribution to non-controlling interest due to wind-down of joint venture	—	—	—	—	—	—	—	—	(7,978)	(7,978)
Other comprehensive income (loss):
Change in minimum pension liability	—	—	—	—	—	—	—	(999)	—	(999)
Foreign currency translation adjustment	—	—	—	—	—	—	—	10,199	—	10,199
Change in fair value of derivative instruments	—	—	—	—	—	—	—	(553)	—	(553)

Balance at December 31, 2012	23,000,000	$230	150,000,000	$1,500	$792,828	$18,086	$—	$(27,688)	$—	$784,956
Net Income attributable to The WhiteWave Foods Company	—	—	—	—	—	99,041	—	—	—	99,041
Tax shortfall from share-based compensation	—	—	—	—	(463)	—	—	—	—	(463)
Issuance of common stock, net of tax impact of share-based compensation	453,586	5	—	—	258	—	—	—	—	263
Share-based compensation	—	—	—	—	18,931	—	—	—	—	18,931
Contributions to equity	—	—	—	—	39,463	—	—	—	—	39,463
Conversion of Class B common stock common stock held by Dean Foods into Class A common stock (Note 1)	82,086,000	821	(82,086,000)	(821)	—	—	—	—	—	—
Cancellation of shares	—	—	(690)	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock (Note 1)	67,913,310	679	(67,913,310)	(679)	—	—	—	—	—	—
Other comprehensive income (loss):
Change in minimum pension liability	—	—	—	—	—	—	—	1,025	—	1,025
Foreign currency translation adjustment	—	—	—	—	—	—	—	17,724	—	17,724
Change in fair value of derivative instruments	—	—	—	—	—	—	—	499	—	499

Balance at December 31, 2013	173,452,896	$1,735	—	$—	$851,017	$117,127	$—	$(8,440)	$—	$961,439

See notes to consolidated financial statements.

The WhiteWave Foods Company

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,041	$114,973	$90,845
(Income) loss from discontinued operations	—	(2,056)	27,105
Gain on sale of discontinued operations, net	—	(403)	(3,616)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,905	74,354	67,990
Share-based compensation expense	18,931	9,529	6,246
Amortization of debt issuance costs	2,414	1,030	2,513
Loss on disposals and other, net	1,909	8,617	2,361
Loss on asset disposal	18,109	—	—
Deferred income taxes	(45)	(822)	31,020
Mark-to-market on interest rate swaps	(3,410)	1,151	—
Other	(1,933)	3,131	1,618
Changes in operating assets and liabilities, net of acquisitions/divestitures:
Trade receivables, net	(46,192)	(2,419)	(9,650)
Related party receivables	17,912	(6,827)	(444)
Inventories	(7,964)	(18,509)	(18,488)
Prepaid expenses and other assets	(2,951)	1,017	(4,030)
Accounts payable, accrued expenses, and other long-term liabilities	8,695	46,039	27,542
Income taxes payable	(1,480)	10,287	495

Net cash provided by operating activities — continuing operations	184,941	239,092	221,507
Net cash provided by (used in) operating activities — discontinued operations	—	(2,571)	19,054

Net cash provided by operating activities	184,941	236,521	240,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	(131,769)	(102,931)	(126,755)
Proceeds from recoveries	—	3,356	—
Proceeds from sale of fixed assets	92,352	1,490	710

Net cash used in investing activities — continuing operations	(39,417)	(98,085)	(126,045)
Net cash provided by (used in) investing activities — discontinued operations	—	5,900	(217)

Net cash used in investing activities	(39,417)	(92,185)	(126,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	367,540	—
Proceeds from the issuance of Term A-1 and Term A-2 facilities	—	500,000	—
Repayment of intercompany notes to Dean Foods	—	(1,155,000)	—
Distributions to Dean Foods, net	(871)	(130,844)	(109,667)
Repayment of debt	(15,000)	—	—
Payment of capital lease obligations	—	—	(100)
Proceeds from revolver line of credit	624,150	519,200	—
Payments for revolver line of credit	(727,050)	(238,650)	—
Proceeds from receivables-backed facility	—	150,735	319,671
Payments for receivables-backed facility	—	(166,650)	(303,756)
Proceeds from exercise of stock options	1,298	—	—
Tax savings on shared-based compensation	515	—	—
Payment of deferred financing costs	(16)	(12,403)	—
Capital contribution from (distribution to) non-controlling interest	—	(6,046)	6,754

Net cash used in financing activities — continuing operations	(116,974)	(172,118)	(87,098)
Net cash used in financing activities — discontinued operations	—	(269)	(498)

Net cash used in financing activities	(116,974)	(172,387)	(87,596)
Effect of exchange rate changes on cash and cash equivalents	3,182	437	(3,528)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,732	(27,614)	23,175
Cash and cash equivalents, beginning of period	69,373	96,987	73,812

Cash and cash equivalents, end of period	$101,105	$69,373	$96,987

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and financing charges, net of capitalized interest	$16,556	$15,217	$15,478
Cash paid for taxes	47,063	45,302	27,420
Non-cash activity — Note received as consideration in sale of inventory	6,422	—	—
Non-cash activity — Unpaid purchases of plant and equipment	23,710	—	—
Non-cash activity — Distribution to Dean Foods	27,773	—	—
Non-cash activity — Contribution from Dean Foods	10,797	—	—
Non-cash activity — Settlement of allocated portion of Dean Foods’ debt	—	440,255	—
Non-cash activity — Contribution by Dean Foods in exchange for Class B common stock	—	424,962	—
Non-cash activity — Novation of Dean Foods’ interest rate swap liabilities	—	68,858	—
Non-cash activity — Issuance of intercompany notes to Dean Foods	—	1,155,000	—

See notes to consolidated financial statements.

The WhiteWave Foods Company

Notes to Consolidated Financial Statements

Years Ended December 31, 2013, 2012, and 2011

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

•

On October 15, 2012, we amended and restated our certificate of incorporation and by-laws, increased the total number of authorized shares of our capital stock to 2,045,000,000 shares, and created two classes of common stock that have the same economic rights, including with respect to dividends and distributions. Class A common stock is entitled to one vote per share, and Class B common stock was entitled to ten votes per share with respect to all matters submitted to a vote of our stockholders, subject, in the case of the Class B common stock, to reduction in accordance with terms of the amended and restated certificate of incorporation. The common stock held by Dean Foods prior to our initial public offering was reclassified into Class B common stock. Each share of Class B common stock was convertible into one share of Class A common stock at any time at Dean Foods’ election and automatically in certain circumstances. Our capital stock includes 170,000,000 authorized shares of preferred stock.

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

•

In connection with our initial public offering, Dean Foods novated to us certain of its interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017. These swap agreements have fixed interest rates between 2.75% and 3.19%. See Note 12 “Derivative Financial Instruments.”

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

Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations included costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering (which includes

$17.5 million of transaction costs related to our initial public offering), and $32.7 million in the year ended December 31, 2011. These cost allocations are primarily reflected within general and administrative expenses in our consolidated statements of operations as well as classified as “Corporate and other” in Note 17 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide limited services on a transitional basis for a fee through 2014.

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

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense, and debt issuance costs was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See Note 11 “Debt and Allocated Portion of Dean Foods’ Debt.”

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation in the audited consolidated statements of cash flows, Note 13 “Share-Based Compensation” and Note 17 “Segment, Geographic, and Customer Information.” These reclassifications did not impact previously reported amounts on the Company’s audited consolidated balance sheets, statements of operations and statements of cash flows.

Completion of Spin-Off from Dean Foods

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

Prior to the Distribution, Dean Foods converted 82,086,000 shares of our Class B common stock into 82,086,000 shares of our Class A common stock in accordance with the terms of our amended and restated certificate of incorporation, of which 47,686,000 shares of Class A common stock were distributed to Dean Foods stockholders in the Distribution. As a result of and immediately after the Distribution, Dean Foods owned

34,400,000 shares of our Class A Common stock and no shares of our Class B common stock. Under the terms of the separation and distribution agreement, Dean Foods was required to dispose of any remaining ownership interest in us within three years of the Distribution, or May 23, 2016. On July 25, 2013 Dean Foods disposed of all of its remaining 34,400,000 shares of our Class A common stock in a registered public offering. We did not receive any proceeds from this offering. As a result of and immediately after the closing of this offering, Dean Foods no longer owned any shares of our common stock and had no ownership interest in us.

Common Stock Class Conversion

On September 24, 2013, the Company’s stockholders approved the conversion of to convert all of the outstanding shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. All of the 67,913,310 shares of Class B common stock outstanding were converted on a one-for-one basis into shares of Class A common stock.

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

2. Summary of Significant Accounting Policies

Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and reflect the elimination of all intercompany accounts and transactions. Our former investment in a variable interest entity of which we were the primary beneficiary is also consolidated. We reflected the remaining portion of the variable interest entity that is not wholly-owned as non-controlling interest related to our Hero Group (“Hero”) joint venture.

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

Cash and Cash Equivalents

As of December 31, 2013 and 2012, cash is comprised of cash held in bank accounts. We consider temporary investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Our products are valued using the first-in, first-out method. The costs of finished goods inventories include raw materials, direct labor, indirect production, and overhead costs. Reserves for obsolete or excess inventory are not material.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Expenditures for repairs and maintenance that do not improve or extend the life of the assets are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

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

Impairment

In accordance with accounting standards related to goodwill and other intangibles assets, we do not amortize goodwill and other intangible assets determined to have indefinite useful lives. Instead, we conduct impairment tests on our goodwill and indefinite-lived trademarks annually in the fourth quarter and on an interim basis when circumstances indicate that the carrying value may not be recoverable. Our reporting units are based on our operating segments.

A qualitative assessment of goodwill was performed in 2013 and 2012. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each of our reporting units. Based on the results of our assessment, we determined that it was not more likely than not that any of our reporting units had a carrying value in excess of its fair value. Accordingly, no further goodwill impairment testing was completed. We did not recognize any impairment charges related to goodwill during 2013, 2012, or 2011.

A qualitative assessment of indefinite-lived intangibles was performed during 2013. In 2012, a quantitative assessment of indefinite-lived intangibles was performed. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each trade name. Based on the results of our assessment, we determined that it was not more likely than not that any of our trade names had a carrying value in excess of its fair value. Accordingly, no further indefinite-lived intangibles impairment testing was completed. We did not recognize any impairment charges related to indefinite-lived intangibles during 2013, 2012, or 2011.

Long-lived assets, including property, plant, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any goodwill impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment, apart from our asset exit and disposal activities recorded in 2013, of long-lived assets identified in 2012 or 2011. See Note 3 “Asset Disposal and Exit Costs.”

Employee Benefit Plans

Prior to the Distribution, we participated in Dean Foods’ consolidated defined contribution plan and contributed to a multiemployer pension plan on behalf of some of our employees. Effective upon the Distribution, the Company implemented its own substantially similar employee benefit plans and our employees are no longer eligible to participate in Dean Foods’ plans. We also have four separate, stand-alone defined benefit pension plans as a result of the acquisition of Alpro on July 2, 2009, and we contribute to one multiemployer pension plan on behalf of certain of our North America employees.

We recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability on our consolidated balance sheets and recognize changes in the funded status in the year in which changes occur, through accumulated other comprehensive income (loss). The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive income (loss). Plan assets and obligations are measured as of December 31 of each year. See Note 15 “Employee Retirement Plans.”

Derivative Financial Instruments

We use derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates and raw materials purchasing. Our derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s mark to fair value is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of the mark to fair value associated with all hedges is reported in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of cash flows, derivative activities are classified based on the items being hedged.

Realized gains and losses from hedges are classified in the consolidated statements of earnings consistent with the accounting treatment of the items being hedged. Upon the early designation of an effective derivative contract, the gains or losses are deferred in accumulated other comprehensive earnings until the originally hedged item affects earnings. Any gains or losses incurred after the designation date are reported in earnings immediately.

Share-Based Compensation

On August 7, 2012, the Dean Foods Compensation Committee, the Dean Foods board of directors, and our board of directors approved the terms of our 2012 Stock Incentive Plan (the “2012 SIP”). In connection with our initial public offering, 20 million shares of our Class A common stock were reserved for issuance under the 2012

SIP upon the exercise of future stock options, restricted stock units, or restricted stock that will be issued under our employee benefit plans. The purpose of the plan is to attract and retain non-employee directors, executive personnel, other key employees and consultants to motivate them by means of performance related incentives and to enable them to participate in our growth and financial success. Eligibility to participate in the 2012 SIP is limited to our employees (including officers and directors who are employees), non-employee directors, and consultants, and employees, non-employee directors, and consultants of our subsidiaries.

Share-based compensation expense is recognized ratably over the vesting period based on the grant date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of our common stock on the date of the grant. Compensation expense is recognized only for equity awards expected to vest. Share-based compensation expense is included within general and administrative expenses.

Pursuant to the SIP and in connection with our initial public offering, the Company granted equity to certain of our executive officers and employees (the “IPO Grants”). Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Dean Foods for stock and options granted specifically to our employees has been reflected in the Company’s consolidated statements of operations for years ended December 31, 2013, 2012 and 2011. These amounts were based on the awards and terms previously granted to our employees, but may not reflect the equity awards or results that we would have experienced or expect to experience as a stand-alone public company. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering.

On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock. These Dean Foods equity-based awards included Dean Foods stock options (whether vested or unvested), unvested RSUs and unvested Dean Foods restricted stock awards held by our non-employee directors on the date of the Distribution. The options to purchase Dean Foods common stock held by our directors and employees were converted to options to purchase our Class A common stock in a manner that preserved the life and aggregate intrinsic value in the converted stock option and continued the same proportionate relationship between the exercise price and the value of our Class A common stock as existed with respect to the Dean Foods common stock immediately prior to the Distribution. The adjustment was effected based on a formula using the volume weighted average price of Dean Foods common stock and our Class A common stock during the five trading day period ended on the second trading day preceding the Distribution. The unvested Dean Foods RSUs held by our directors and employees were converted to WhiteWave RSUs in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods RSU (determined using the same volume weighted average values as described above). The unvested Dean Foods phantom shares held by our employees were converted to WhiteWave phantom shares in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods phantom share (determined using the same volume weighted average values as described above). Dean Foods restricted stock awards held by our directors on the date of the Distribution were converted into restricted stock awards with respect to our Class A common stock by (i) applying the same volume weighted average values as described above and (ii) subtracting any shares of our Class A common stock and Class B common stock received by our directors in the Distribution in respect of such Dean Foods restricted stock awards. We did not recognize any incremental expense in connection with the conversion of Dean Foods’ equity-based awards into WhiteWave awards as all other terms remained the same. See Note 13 “Share-Based Compensation.”

Revenue Recognition, Sales Incentives and Trade Accounts Receivable

Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer, and there is a reasonable assurance of collection of the sales proceeds. Sales are recorded net of allowances for returns, trade promotions, and other discounts. We routinely offer sales incentives and discounts through various regional and national programs to our customers and to consumers. These programs include rebates, shelf-price reductions, in-store display incentives, coupons, and other trade promotional activities. These programs, as well as amounts paid to customers for shelf-space in retail stores, are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain allowances at the end of each period for the estimated incentive costs incurred but unpaid for these programs, which are recorded as a reduction in our trade accounts receivable balance. Differences between estimated and actual incentive costs are normally not material and are recognized in earnings in the period such differences are determined.

We generally provide credit terms to customers of net 10 days, from invoice date in the U.S. In Europe, however, terms vary by country. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2013, 2012 and 2011 were immaterial. Estimated product returns historically have not been material.

Related Party Sales and Transitional Sales Fees

Sales to wholly-owned subsidiaries of Dean Foods of raw materials and the finished products that we manufacture have been reflected as related party sales in our consolidated statements of operations through the Distribution date.

In connection with our initial public offering, we entered into an agreement with Morningstar Foods, LLC (“Morningstar”), pursuant to which it transferred back to us responsibility for its sales and associated costs of certain WhiteWave products. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales were transitioned to us. The net effect of the agreement is reflected as transitional sales fees in our consolidated statements of operations. We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products. During this transition, we provided certain services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until the sales transitioned to Morningstar. See Note 4 “Transactions with Morningstar Foods, LLC.”

Advertising Expense

We market our products through advertising and other promotional activities, including media and agency. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented to the public. Advertising expense totaled $169.5 million, $172.6 million, and $138.9 million in 2013, 2012, and 2011, respectively, and is included in selling and distribution in our consolidated statements of operations. Prepaid advertising was $0.3 million and $1.3 million as of December 31, 2013 and 2012, respectively.

Shipping and Handling Fees

Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. In cost of sales, we include inventory warehouse costs and product loading and handling costs at Company-owned facilities. Costs associated with shipping products to customers through third-party carriers and third-party inventory warehouse costs are included in selling and distribution expense and totaled $247.5 million, $214.1 million, and $171.9 million in 2013, 2012, and 2011, respectively.

Insurance Accruals

We retain selected levels of property and casualty risks, employee health care and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors including claims history and expected trends. These loss development factors are developed in consultation with external insurance brokers and actuaries.

At December 31, 2013 and 2012, we recorded accrued liabilities related to these retained risks in the amounts of $3.0 million and $1.9 million, respectively, including both current and long-term liabilities.

Research and Development

Our research and development activities primarily consist of generating and testing new product concepts, new flavors, and packaging and are primarily internal. We expense research and development costs as incurred and they primarily relate to compensation, facility costs and purchased research and development services, materials and supplies. Our total research and development expense was $13.4 million, $12.3 million, and $11.1 million for 2013, 2012, and 2011, respectively. Research and development costs are included in general and administrative expenses in our consolidated statements of operations.

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

Income Taxes

Our income tax provision has been prepared on a separate return basis as if the Company was a stand-alone entity for periods prior to the Distribution. Prior to the Distribution, the Company was included in the Dean Foods’ U.S. consolidated federal income tax return and also filed some state income tax returns on a combined basis with Dean Foods. For periods subsequent to the Distribution, the Company will file its own U.S. federal and state income tax returns. In addition, as a result of being included in the Dean Foods’ U.S. consolidated federal income tax return and Dean Foods’ payment of domestic taxes, federal and state current income taxes payable for periods prior to the completion of our initial public offering on October 31, 2012, are included in Dean Foods’ net investment in the Company’s consolidated statements of shareholders’ equity. As part of the tax matters agreement with Dean Foods, the Company has agreed to reimburse Dean Foods and Dean Foods has agreed to reimburse the Company, as applicable, for any pre-Distribution domestic tax liabilities that may be redetermined by a taxing authority in the future. Foreign income tax liabilities are paid by the Company and therefore are included in income taxes payable in the consolidated balance sheets. All of our wholly-owned domestic operating subsidiaries are included in the preparation of our U.S. federal consolidated tax calculation. Our foreign subsidiaries are required to file local jurisdiction income tax returns with respect to their operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2013, no provision had been made for U.S. federal or state income tax on approximately $123.2 million of accumulated foreign earnings as they are considered to be permanently reinvested outside the U.S. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

Deferred income taxes arise from temporary differences between amounts recorded in the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized.

We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes.

Recent Accounting Pronouncements

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

In February 2013, the FASB amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, including changes in balances by component, significant items reclassified out of accumulated other comprehensive income and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. See Note 14 “Accumulated Other Comprehensive Loss.” Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. We adopted this standard as of January 1, 2013 and its adoption did not have a material effect on our consolidated financial statements.

3. Asset Disposal and Exit Costs

During the fourth quarter of 2013, management approved a plan to sell the operations of SoFine Foods BV (“SoFine”), a wholly-owned subsidiary that operates a soy-based meat-alternatives business in the Netherlands. Management’s intention to pursue a sale is based on the strategic decision to exit this non-core business of the Europe segment. As a result, a write-down of $9.8 million was recorded in the fourth quarter of 2013. This charge is included in asset disposal and exit costs in our consolidated statements of operations. SoFine’s assets and liabilities are included in the Europe segment and the fair value was determined based on the estimated selling price, less cost to sell. The disposition of the SoFine business is expected to be completed in the next 60 days. The net assets and liabilities held for sale and operating results of SoFine are immaterial.

During the third quarter of 2013, management approved a plan to sell the assets of its dairy farm located in Idaho. Management’s decision to pursue a sale is based on the strategic decision to focus on North America’s core processing, marketing and distribution capabilities. The assets were classified as held for sale at $40.5 million representing their fair value, net of estimated costs to sell, as of September 30, 2013. As a result, a non-cash write-down of $7.4 million was recorded during the third quarter of 2013. This charge is included in asset disposal and exit costs in our consolidated statements of operations. The Idaho dairy farm assets were included in the North America segment and the fair value was determined based on the estimated selling price, less cost to sell.

In the fourth quarter of 2013, in conjunction with the final sale of the Idaho dairy farm, we recorded an additional write-down of $3.7 million for a total impairment charge of $11.1 million included in asset disposal and exit costs in our consolidated statement of operations. Cash received at time of sale was $31.0 million, net of disposal costs. In addition, we recorded a note receivable for $6.4 million which is expected to be collected in the first half of 2014.

In addition, we recorded a charge of $3.3 million related to lease liabilities, severance and related costs in connection with the Idaho dairy farm sale. This charge is included in asset disposal and exit costs in our consolidated statement of operations and relate to our North America segment. Liabilities recorded and the changes therein for year ended December 31, 2013 were as follows:

	Costs incurred and charged to expense	Costs paid or otherwise settled	Balance at December 31, 2013
	(In thousands)
Lease liability	$2,674	$—	$2,674
Severance and related costs	632	—	632

Total	$3,306	$—	$3,306

These balances reflect our total estimated future cash payments. We expect cash payments for the lease liability and severance and related costs to be completed in the next 12 months.

4. Transactions with Morningstar Foods, LLC (“Morningstar”)

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

Transitional Sales Agreements

In connection with and effective as of our initial public offering, we entered into an agreement with Morningstar, a then wholly-owned Dean Foods subsidiary, pursuant to which Morningstar transferred back to us responsibility for sales and associated costs of certain WhiteWave products over a term of up to nine months after the completion of the Morningstar sale. During the year ended December 31, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.5 million in our consolidated statement of operations for the year ended December 31, 2013. The sales transition was substantially completed during the early part of the second quarter of 2013.

We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products. Per the agreement, we provided certain transitional services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until such time as the sales were transitioned to Morningstar. The net fees remitted for the year ended December 31, 2013 were $0.7 million. The services transition was substantially completed during the early part of the second quarter of 2013.

5. Discontinued Operations

Hero Joint Venture’s Discontinued Operations

In the second quarter of 2011, we began evaluating strategic alternatives related to our joint venture with Hero. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the value of the joint venture’s long-lived assets to fair value less costs to sell as of September 30, 2011. At the end of 2012, the Hero joint venture wind down was completed. Our Hero operations have been classified as discontinued operations in our consolidated financial statements for the years ended December 31, 2012 and 2011. The following is a summary of the operating results of our discontinued operations:

	Year ended December 31,
	2012	2011
	(In thousands)
Operations:
Net sales	$—	$8,614
Income (loss) before income taxes	2,559	(33,100)
Income tax (expense) benefit	(503)	5,995
Net income (loss)	2,056	(27,105)
Net income (loss) attributable to non-controlling interest	1,279	(16,550)

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

6. Inventories

Inventories consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$67,956	$71,548
Finished goods	90,613	75,099

Total	$158,569	$146,647

7. Property, Plant, and Equipment

	December 31,
	2013	2012
	(In thousands)
Land	$38,968	$49,334
Buildings	295,057	285,190
Machinery and equipment	696,513	644,575
Leasehold improvements	10,136	9,355
Construction in progress	59,584	29,472

	1,100,258	1,017,926
Less accumulated depreciation	(440,575)	(393,284)

Total	$659,683	$624,642

Depreciation expense was $79.0 million, $71.8 million, and $65.4 million in 2013, 2012, and 2011, respectively.

For 2013 and 2012, we capitalized $0.8 million and $0.5 million, respectively, in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	North America	Europe	Total
	(In thousands)
Balance at January 1, 2012	$600,316	$162,020	$762,336
Foreign currency translation	—	3,250	3,250

Balance at December 31, 2012	$600,316	$165,270	$765,586
Foreign currency translation	—	6,757	6,757

Balance at December 31, 2013	$600,316	$172,027	$772,343

There were no impairment charges related to goodwill during 2013, 2012, or 2011.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013			2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$354,527	$—	$354,527	$350,725	$—	$350,725
Intangible assets with finite lives:
Customer-related and other(1)	39,221	(17,826)	21,395	37,644	(14,714)	22,930
Trademarks	968	(963)	5	968	(962)	6

Total	$394,716	$(18,789)	$375,927	$389,337	$(15,676)	$373,661

(1)	The increase in the carrying amount of intangible assets with indefinite lives is the result of foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the years ended December 31, 2013, 2012, and 2011 was $2.9 million, $2.5 million, and $2.6 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2014	$2.9
2015	2.8
2016	2.5
2017	2.5
2018	2.5

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses for the years ended December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Accounts payable	$234,462	$174,089
Payroll and benefits	60,276	68,255
Accrued marketing and advertising	4,063	10,241
Current derivative liability (Note 12)	18,889	18,751
Other accrued liabilities	39,416	24,528

Total	$357,106	$295,864

10. Income Taxes

Our provision for income taxes has been prepared on a separate return basis as if the Company was a stand-alone entity for periods prior to the Distribution. For periods prior to the Distribution, the Company is included in the Dean Foods’ U.S. consolidated federal income tax return and also files some U.S. state income tax returns on a combined basis with Dean Foods. Our foreign subsidiaries file local income tax returns in the jurisdictions in which they operate.

The Company completed a number of transactions with Dean Foods under the tax matters agreement and in connection with the spin-off, including the transfer of deferred tax assets and liabilities prior to or at spin date. As a result of these transactions, $13.3 million of net distributions are reflected in contributions to equity in the consolidated statements of shareholders’ equity. In addition, $3.5 million of our income tax payable is reflected as a reduction to contributions to equity in the consolidated statements of shareholders’ equity as a result of being included in the Dean Foods’ U.S. consolidated federal income tax return, Dean Foods’ payment of domestic taxes through the IPO date, and the settlement of our 2012 tax sharing true-up payments with Dean Foods.

Income from continuing operations before income taxes is comprised of the following:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Domestic	$124,441	$149,417	$138,410
Foreign	18,793	19,955	28,013

Income from continuing operations before income taxes	$143,234	$169,372	$166,423

Income tax expense consists of the following components:

	Year Ended December 31
	2013	2012(1)	2011(2)
	(In thousands)
Current income taxes:
Federal	$34,219	$45,121	$15,737
State	7,937	8,581	5,411
Foreign	2,082	2,394	430

Total current income tax expense	44,238	56,096	21,578
Deferred income taxes:
Federal	2,072	3,454	28,954
State	(1,990)	(636)	2,551
Foreign	(127)	(2,056)	(994)

Total deferred income tax expense (benefit)	(45)	762	30,511

Total income tax expense	$44,193	$56,858	$52,089

(1)	Excludes $0.1 million in income tax expense related to discontinued operations.
(2)	Excludes $5.5 million in income tax benefit related to discontinued operations.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31
	2013	2012	2011
Tax expense at statutory rate of 35%	35.0%	35.0%	35.0%
State income taxes	3.5%	4.0%	3.5%
Foreign taxes versus U.S. statutory rate	(5.3)%	(3.5)%	(4.6)%
SoFine write-down	2.4%	0.0%	0.0%
U.S. manufacturing deduction	(2.4)%	(2.1)%	(0.7)%
Deferred tax rate adjustments	(1.8)%	(1.1)%	(0.1)%
Uncertain tax positions	(0.1)%	(0.8%)	(2.1)%
Non deductible transaction costs	0.0%	2.7%	0.0%
Other	(0.4)%	(0.6)%	0.3%

Effective tax rate	30.9%	33.6%	31.3%

In the table above, the amounts for uncertain tax positions and deferred tax rate adjustments include amounts related to state and foreign income taxes.

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31,
	2013(1)	2012(2)
	(In thousands)
Deferred income tax assets:
Share-based compensation	$21,630	$6,578
Derivative instruments	16,616	24,861
Accrued liabilities	10,188	6,844
Inventories	4,390	4,140
Receivables	3,375	3,303
Net operating loss carryforwards	2,695	5,459
Other	1,617	1,574
Valuation allowances	(126)	(524)

Total deferred income tax assets	60,385	52,235

Deferred income tax liabilities:
Intangible assets	(163,286)	(139,062)
Property, plant and equipment	(108,276)	(110,414)

Total deferred income tax liabilities	(271,562)	(249,476)

Net deferred income tax liability	$(211,177)	$(197,241)

(1)	Includes $0.8 million of deferred tax assets related to uncertain tax positions.
(2)	Includes $1.2 million of deferred tax assets related to uncertain tax positions.

The net deferred income tax assets (liabilities) shown above are classified in our consolidated balance sheets as follows:

	December 31,
	2013	2012
	(In thousands)
Current assets	$26,588	$21,044
Noncurrent liabilities	(237,765)	(218,285)

Total	$(211,177)	$(197,241)

At December 31, 2013, we had $2.7 million of tax-effected state and foreign net operating loss carryforwards, some of which are subject to certain limitations and begin to expire in 2017. A valuation allowance of $0.1 million has been established at December 31, 2013 because we do not believe it is more likely than not that all of the deferred tax assets related to the state net operating loss carryforwards will be realized prior to expiration.

The following is a reconciliation of the beginning and ending gross unrecognized tax benefits, recorded in our consolidated balance sheets:

	2013	2012	2011
	(In thousands)
Balance at January 1	$10,433	$12,573	$39,862
Increases in tax positions for current year	1,756	20	772
Increases in tax positions for prior years	1,562	459	1,086
Decreases in tax positions for prior years	(2,565)	(608)	(28,451)
Settlement of tax matters	(5,992)	(834)	(696)
Lapse of applicable statutes of limitations	(1,319)	(1,177)	—

Balance at December 31	$3,875	$10,433	$12,573

The additions to unrecognized tax benefits are attributable to U.S. federal and state and foreign tax matters. The settlement of tax matters in 2013 is primarily from the closing of taxing authority examinations related to the Alpro acquisition in 2009, which was substantially offset by the use of adjustments associated with transfer pricing assets.

Of the balance of unrecognized tax benefits at December 31, 2013, $3.9 million would impact our effective tax rate when released. Any changes to our liability for unrecognized tax benefits is not expected to have a material effect on our financial condition, results of operations or liquidity.

We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our consolidated statements of operations. Income tax expense for 2013, 2012, and 2011 included interest expense (income), of $0.1 million, ($0.6) million, and $nil, respectively. Our liability for uncertain tax positions included accrued interest of $0.4 million and $0.3 million at December 31, 2013 and 2012, respectively.

Dean Foods’ U.S. federal income tax returns have been audited through 2011. However, the statute for potential adjustments for the years 2007-2011 remains open, pending further administrative reviews. State income tax returns are generally subject to examination for a period of three to five years after filing. Our foreign income tax returns are generally subject to examination for a period of one to five years after filing. We have various income tax returns in the process of examination, appeals or settlement.

11. Debt and Allocated Portion of Dean Foods’ Debt

	December 31,
	2013			2012
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$662,650	1.76	%*	$780,550	2.20	%*
Less current portion	(15,000)			(15,000)

Total long-term debt	$647,650			$765,550

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, and Term Loan A-2.

Senior Secured Credit Facilities

On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, consisting of a five-year revolving credit facility in a principal amount of $850 million, an original five-year $250 million term loan A-1, and an original seven-year $250 million term loan A-2. We capitalized $12.4 million of deferred financing fees, which are being amortized over the term of the respective credit or term loan facility. Deferred financing fees are included in identifiable intangible and other assets in our consolidated balance sheets.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. Borrowings under our senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.50% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 1.75% per annum. As of December 31, 2013, we were in compliance with all debt covenants.

As of December 31, 2013, we had outstanding borrowings of $662.7 million under our $1.35 billion senior secured credit facilities, of which $485.0 million consists of term loan borrowings and $177.7 million consists of borrowing under the $850 million revolving portion of our senior secured credit facilities. Our outstanding line of credit balance was $4.8 million. We had additional borrowing capacity of $667.5 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

The scheduled maturities of long-term debt at December 31, 2013, were as follows (in thousands):

	Total	Term Loan A-1	Term Loan A-2	Revolving Credit Facility
2014	$15,000	$12,500	$2,500	$—
2015	21,250	18,750	2,500	—
2016	21,250	18,750	2,500	—
2017	190,000	187,500	2,500	—
2018	180,150	—	2,500	177,650
Thereafter	235,000	—	235,000	—

Total outstanding debt	$662,650	$237,500	$247,500	$177,650

In conjunction with the January 2, 2014 acquisition of Earthbound Farm, see Note 20 “Subsequent Events”, under the terms of the Credit Agreement, we entered into an Incremental Term Loan Agreement to establish a new incremental seven-year term loan A-3 facility in an aggregate principal amount of $500.0 million (the “Incremental Term Loan Agreement”) that currently bear interest at a rate of LIBOR plus 2.00% per annum. We capitalized $3.3 million of deferred financing fees, which are being amortized over the term of the term loan facility. Deferred financing fees are included in identifiable intangible and other assets in our consolidated balance sheets. We also amended the Credit Agreement on January 2, 2014, in order to, among other things, reset an accordion feature that allows for our senior secured credit facilities to be increased by up to $500 million and increase the limit of swing line loans to $85 million.

As of January 2, 2014, the terms of the senior secured credit facilities include the following:

•	allows up to $75 million of letters of credit and up to $85 million of swing line loans under the revolving credit facility;

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility, October 31, 2019 for the term loan A-2 facility and January 2, 2021 for the term loan A-3;

•

required amortization repayment in quarterly installments of the following amounts on the $250 million term loan A-1 facility: $12.5 million in 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017 with the balance at maturity, in the case of the $250 million term loan A-2 facility, $2.5 million in 2014 through 2019 with the balance at maturity, and in the case of the $500 million term loan A-3 facility, $5.0 million in 2014 through 2020 with the balance at maturity;

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

•

customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, further assurances, and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, and restricted payments; and

•

financial covenants pertaining to (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then to 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to our right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million and results in a pro forma net leverage ratio that is within 0.25 to 1.00 of the covenant then in effect) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

The acquisition of Earthbound Farm was partially funded by approximately $615 million in new borrowings under the senior secured credit facilities, including the $500 million incremental term loan A-3 facility. The incremental term loan agreement increases the amount of our senior secured credit facilities commitments to a current aggregate of $1.84 billion. After giving effect to the acquisition, the outstanding principal amount of borrowings under the senior secured credit facilities is approximately $1.28 billion. The scheduled maturities of long-term debt at January 31, 2014, were as follows (in thousands):

	Total	Term Loan A-1	Term Loan A-2	Term Loan A-3	Revolving Credit Facility
2014	$20,000	$12,500	$2,500	$5,000	$—
2015	26,250	18,750	2,500	5,000	—
2016	26,250	18,750	2,500	5,000	—
2017	195,000	187,500	2,500	5,000	—
2018	299,490	—	2,500	5,000	291,990
Thereafter	710,000	—	235,000	475,000	—

Total outstanding debt	$1,276,990	$237,500	$247,500	$500,000	$291,990

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

During 2012, we borrowed $150.7 million and subsequently repaid $166.7 million under the facility. In connection with our initial public offering, effective September 1, 2012, we are no longer a participant in the Dean Foods receivables securitization program. Receivables sold by us to the entity on or prior to August 31, 2012 will continue to be collected by Dean Foods; however, any receivables generated by us subsequent to September 1, 2012 were not sold into the receivables securitization program.

Alpro Revolving Credit Facility

In 2011 and 2012, Alpro maintained a revolving credit facility not to exceed €1 million ($1.4 million) (or its currency equivalent). On December 9, 2013, we increased the facility to an amount not to exceed €10 million ($13.7 million) (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million ($13.7 million) (or its currency equivalent) letters of credit. At December 31, 2013 and December 31, 2012, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on December 9, 2014.

Allocated Portion of Dean Foods’ Debt (Senior Secured Credit Facility)

On July 2, 2009, we were allocated $440.3 million from the Dean Foods senior secured credit facility to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility and totaled $9.9 million, and $13.2 million in 2012 and 2011, respectively. Debt issuance costs were allocated in the same proportion as debt and recorded as a non-current asset included in our consolidated balance sheets. Upon completion of our initial public offering, the principal balances associated with this allocated portion of the Dean Foods senior secured credit facility were settled as a contribution to our capital from Dean Foods. Our guarantee of Dean Foods’ senior secured credit facility also terminated upon completion of our initial public offering. See Note 18 “Related Party Transactions — Guarantees.”

12. Derivative Financial Instruments and Fair Value Measurement

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

The following table summarizes the terms of the interest rate swap agreements as of December 31, 2013:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000

We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded on our consolidated balance sheet. Gains on these contracts were $3.4 million for the year ended December 31, 2013 and losses on these contracts were $1.2 million for the year ended December 31, 2012. Gains and losses are recorded in other (income) expense in our consolidated statements of operations. A summary of these open swap agreements recorded at fair value in our consolidated balance sheets at December 31, 2013 and 2012 is included in the table below.

Credit risk under these arrangements is believed to be remote as the counterparties to the interest rate swap agreements are major financial institutions; however, if any of the counterparties to the swap agreements become unable to fulfill their obligation, we may lose the financial benefits of these arrangements.

Commodities

We are exposed to commodity price fluctuations, including for organic and conventional milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity, but can be longer in limited cases. These contracts are considered normal purchases.

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified financial institutions for commodities associated with the production and distribution of our products. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. These contracts are recorded as an asset or liability in our consolidated balance sheets at fair value, with an offset to accumulated other comprehensive income (loss) to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our commodity hedges is recorded as an adjustment to distribution expense or cost of sales, depending on commodity type, in our consolidated statements of operations. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the years ended December 31, 2013 and 2012. A summary of our open commodities contracts recorded at fair value in our consolidated balance sheets at December 31, 2013 and 2012 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency

Our international operations represented approximately 24% and 16% of our long-lived assets and net sales, respectively, as of and for the year ended December 31, 2013. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. These contracts are recorded as an asset or liability in our consolidated balance sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of sales in our consolidated statements of operations. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the years ended December 31, 2013, 2012 and 2011.

During the second quarter of 2012, we repatriated approximately €55.0 million ($71.0 million) from our foreign operations to Dean Foods. We entered into forward contracts to purchase $71 million to mitigate potential currency fluctuations as we took steps to mobilize these funds. These derivative instruments were not designated as hedging instruments, and changes in fair value of the instruments were recognized immediately in other operating (income) expense in our audited consolidated statements of operations. We recognized a net gain of $0.6 million related to these instruments during the year ended December 31, 2012. These gains were substantially offset by foreign currency losses related to an intercompany note that was repaid as part of the cash repatriation transaction. The proceeds of the 2012 repatriation were used for Dean Foods debt service and does not change our 2013 assertion to permanently reinvest our foreign earnings.

As of December 31, 2013 and 2012, derivatives recorded at fair value in our consolidated balance sheets were as follows:

	December 31,
	Derivative assets		Derivative liabilities
	2013	2012	2013	2012
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts — current(1)	$—	$—	$634	$489
Commodities contracts — current(1)	1,162	—	—	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts — current(1)	—	—	18,255	18,262
Interest rate swap contracts — noncurrent(2)	—	—	26,667	48,669

Total derivatives	$1,162	$—	$45,556	$67,420

(1)

Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets.

(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our consolidated balance sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income were as follows:

	Year ended December 31 ,
	2013	2012	2011
	(In thousands)
(Gains)/losses on foreign currency contracts(1)	$358	$(320)	$101
(Gains)/losses on commodities contracts(2)	1,031	—	—

(1)	Recorded in cost of sales in our consolidated statements of operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our consolidated statements of operations.

Based on current exchange rates we estimate that $0.6 million of hedging activity related to our foreign currency contracts and $1.2 million of hedging activity related to our commodities contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 is as follows:

	Fair value as of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Asset — Commodities contracts	$1,162	$—	$1,162	$—
Liability — Foreign currency contracts	634	—	634	—
Liability — Interest rate swap contracts	44,922	—	44,922	—

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Asset — Commodities contracts	$—	$—	$—	$—
Liability — Foreign currency contracts	489	—	489	—
Liability — Interest rate swap contracts	66,931	—	66,931	—

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

Our assets and liabilities recorded at fair value on a recurring basis include cash equivalent money market funds. Due to their near-term maturities, the carrying amounts of trade accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facilities are variable, their fair values approximate their carrying values. The following table presents a summary of the recurring fair value measurements as of December 31, 2013:

	Fair value as of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalent money market funds	$11,617	$11,617	$—	$—

The following table presents a summary of the recurring fair value measurement as of December 31, 2012:

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalent money market funds	$13,028	$13,028	$—	$—

At December 31, 2013, our qualified pension plan investments are comprised of insurance contracts, and the guaranteed premiums are invested in the general assets of the insurance company. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities. See Note 15 “Employee Retirement Plans.” The following table present a summary of the fair values of category by inputs as of December 31, 2013 were as follows:

	Fair value as of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Other Investments:
Insurance Contracts	$11,731	$—	$—	$11,731

Total	$11,731	$—	$—	$11,731

The fair values by category of inputs as of December 31, 2012 were as follows:

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Other Investments:
Insurance Contracts	$9,819	$—	$—	$9,819

Total	$9,819	$—	$—	$9,819

We sponsor two deferred compensation plans, Pre-2005 Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan, under which certain employees with a base compensation of $150,000 may elect to defer receiving payment for a portion of their salary and bonus until periods after their respective retirements or upon separation from service. See Note 15 “Employee Retirement Plans.” The assets related to this plan are primarily invested in money mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. Changes in the fair value are recorded in general and administrative expense in our consolidated statements of operations. The following table presents a summary of the Deferred Compensation Plan assets measured at fair value on a recurring basis as of December 31, 2013:

	Fair value as of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Mutual Funds	$4,637	$—	$4,637	$—

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market funds and are held at fair value. We classify these assets as Level 1 as fair value can be corroborated based on quoted market prices for identical instruments in active markets. Changes in the fair value are recorded in general and administrative expense in our consolidated statements of operations. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2013:

	Fair value as of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Money Market	$1,790	$1,790	$—	$—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2012:

	Fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(In thousands)
Money Market	$1,836	$1,836	$—	$—

13. Share-Based Compensation

On August 7, 2012, the Dean Foods Compensation Committee, the Dean Foods board of directors, and our board of directors approved the terms of our 2012 Stock Incentive Plan (the “2012 SIP”). In connection with our initial public offering, 20 million shares of our Class A common stock were reserved for issuance under the 2012 SIP upon the exercise of stock options, restricted stock units (“RSUs”), or restricted stock awards that may be issued to our employees and non-employee directors. The 2012 SIP also includes awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control and in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon death or qualified disability, and (iii) with the exception of the awards granted in connection with the initial public offering, an employee with 10 years of service retires after reaching the age of 55.

Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Dean Foods for stock and options granted specifically to our employees has been reflected in the Company’s consolidated statements of operations. These amounts were based on the awards and terms previously granted to our employees, but may not reflect the equity awards or results that we would have experienced or expect to experience as a stand-alone public company. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering. Prior to completion of the initial public offering, expenses related to the corporate employees of Dean Foods were allocated based on the Company’s percentage of Dean Foods’ total sales and totaled $4.3 million and $2.9 million for the years ended December 2012 and 2011, respectively.

For the Dean Foods plans, the share and unit data presented in the tables below only reflect the costs that were directly attributable to the Company’s employees and none of the allocated expenses of Dean Foods’ corporate employees. On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock. These Dean Foods equity-based awards included Dean Foods stock options (whether vested or unvested), unvested RSUs and unvested Dean Foods restricted stock awards held by our non-employee directors on the date of the Distribution. The options to purchase Dean Foods common stock held by our directors and employees were converted to options to purchase our Class A common stock in a manner that preserved the life and aggregate intrinsic value in the converted stock option and continued the same proportionate relationship between the exercise price and the value of our Class A common stock as existed with respect to the Dean Foods common stock immediately prior to the Distribution. The adjustment was effected based on a formula using the volume weighted average price of Dean Foods common stock and our Class A common stock during the five trading day period ended on the second trading day preceding the Distribution. The unvested Dean Foods RSUs held by our directors and employees were converted to WhiteWave RSUs in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods RSU (determined using the same volume weighted average values as described above). The unvested Dean Foods phantom shares held by our employees were converted to WhiteWave phantom shares in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods phantom share (determined using the same volume weighted average values as described above). Dean Foods restricted stock awards held by our directors on the date of the Distribution were converted into restricted stock awards with respect to our Class A common stock by (i) applying the same volume weighted average values as described above and (ii) subtracting any shares of our Class A common stock and Class B common stock received by our directors in the Distribution in respect of such Dean Foods restricted stock awards. We did not recognize any incremental expense in connection with the conversion of Dean Foods’ equity-based awards into WhiteWave awards as all other terms remained the same.

WhiteWave Stock Options

Under the terms of the 2012 SIP, our employees may be granted options to purchase our common stock at a price equal to the market price on the date the option is granted. Our employee options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The expense totaled $7.4 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2013	2012
Expected volatility	28%	28%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.13% to 1.66%	1.05%

Since the Company’s common stock did not have a long history of being publicly traded at grant date, the expected term was determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the average implied yield available on five-year and seven-year U.S. Treasury issues. We have not paid, and do not anticipate paying, a cash dividend on our common stock.

The following table summarizes stock option activity during the year ended December 31, 2013:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2013	2,445,327	$16.98
Granted	1,254,273	15.19
Forfeited, cancelled and expired(1)	(112,550)	20.66
Exercised	(775,322)	16.58
Converted from Dean Foods at Distribution(2)	8,308,857	17.45

Options outstanding at December 31, 2013	11,120,585	$17.12	6.23	$69,675,057

Options vested and expected to vest at December 31, 2013	11,025,166	$17.14	6.21	$68,957,640
Options exercisable at December 31, 2012	—	—	—	—
Options exercisable at December 31, 2013	6,979,943	$18.69	4.82	$34,626,681

(1)	Pursuant to the terms of the SIP, options that are cancelled expired or forfeited may be available for future grants.
(2)

On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

The following table summarizes information about options outstanding at December 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted- average exercise price
$6.84 to 9.52	1,180,557	7.07	$9.50	832,364	$9.49
11.10	1,451,962	8.13	11.10	501,150	11.10
11.12 to 14.71	440,593	6.22	13.41	429,765	13.40
15.16	1,230,095	9.13	15.16	53,676	15.16
15.17 to 16.91	677,181	1.78	16.71	633,896	16.75
17.00	2,416,666	8.82	17.00	805,561	17.00
17.19 to 23.33	1,861,042	4.26	20.81	1,861,042	20.81
23.35 to 27.69	1,761,502	2.51	25.29	1,761,502	25.29
28.18	84,679	3.16	28.18	84,679	28.18
$29.31	16,308	3.50	$29.31	16,308	$29.31

	Year ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Weighted-average grant date fair value per share of options granted	$4.42	$4.91
Intrinsic value of options exercised	2,616	—
Fair value of shares vested	4,006	—
Tax benefit related to stock option expense	2,769	236

During the year ended December 31, 2013, we received $1.3 million of cash from stock option exercises. At December 31, 2013, there was $10.2 million of total unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.47 years.

WhiteWave RSUs

RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the year ended December 31, 2013:

RSUs outstanding January 1, 2013	674,681
RSUs issued	354,305
Shares issued upon vesting of RSUs	(186,992)
RSUs cancelled or forfeited(1)	(59,166)
RSUs converted from Dean Foods at Distribution(2)	464,768

RSUs outstanding at December 31, 2013	1,247,596

Weighted average grant date fair value per share	$10.12

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

The following table summarizes information about our RSU grants and related tax benefit during the year ended December 31, 2013:

	Year ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Weighted-average grant date fair value per RSU granted	$15.20	$16.98
Tax benefit related to RSU expense	1,408	222

Compensation expense for RSUs is recognized ratably over the vesting period. RSU expense totaled $7.3 million and $0.6 million for the years ended December 31, 2013 and 2012. At December 31, 2013, there was $11.0 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.

WhiteWave Phantom Shares

We grant phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized ratably over the vesting period, which is recorded in general and administrative expenses in the consolidated statement of operations. The expense totaled $3.0 and $0.2 million for the years ended December 31, 2013 and 2012, respectively. A corresponding liability has been recorded in current and long-term liabilities in our consolidated balance sheet totaling $4.8 million and $2.7 million as of December 2013 and 2012, respectively. The 2013 cash settlement of WhiteWave phantom shares was $4.1 million. The following table summarizes the phantom share activity during the year ended December 31, 2013:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2013	225,771	$17.00
Granted	214,391	15.24
Converted/paid	(80,761)	17.17
Forfeited	(45,128)	17.12
Converted from Dean Foods at Distribution(1)	256,806	18.79

Outstanding at December 31, 2013	571,079	$17.11

(1)	On May 23, 2013 and in connection with the Distribution, all Dean Foods phantom awards held by our employees were converted into phantom awards with respect to our Class A common stock.

WhiteWave Stock Appreciation Rights (“SARs”)

We grant SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2013	2012
Expected volatility	28%	28%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.13% to 1.66%	1.05%

Since the Company’s common stock did not have a long history of being publicly traded at grant date, the expected volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the average implied yield available on five-year and seven-year U.S. Treasury issues. The Company does not anticipate paying a cash dividend on its common stock.

The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statement of operations. The expense totaled $0.9 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $0.9 million and $0.1 million as of December 2013 and 2012, respectively. The following table summarizes SAR activity during the year ended December 31, 2013:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2013	211,111	$17.00
Granted	82,582	15.16
Forfeited and cancelled(1)	—	—
Exercised	—	—

SARs outstanding at December 31, 2013	293,693	$16.48	8.91	$1,896,487

SARs vested and expected to vest at December 31, 2013	287,247	$16.49	8.91	$1,853,126
SARs exercisable at December 31, 2012	—	—	—	—
SARs exercisable at December 31, 2013	70,375	$17.00	8.82	$418,028

(1)	Pursuant to the terms of the SIP, SARs that are cancelled or forfeited may be available for future grants.

Dean Foods Stock Options

Under the terms of the Dean Foods stock option plan, the Company’s employees were granted options to purchase Dean Foods’ common stock at a price equal to the market price on the date the option was granted. In general, Dean Foods’ employee options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. All unvested options vest immediately upon a change of control and in the following additional circumstances: (i) an employee with 10 years of service retires after reaching the age of 55, (ii) an employee retires after reaching the age of 65, and (iii) in certain cases upon death or qualified disability.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The expense totaled $1.0 million, $1.2 million, and $1.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2013(1)	2012	2011
Expected volatility	—	44%	41%
Expected dividend yield	—	0%	0%
Expected option term	—	5 years	5 years
Risk-free rate of return	—	0.62% to 0.89%	1.32% to 2.30%

(1)	Dean Foods did not grant any Dean Foods stock options to WhiteWave non-employee directors, executive officers, and employees during 2013.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on a consolidation of historical volatility of Dean Foods stock and expectations with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Prior to December 31, 2012, Dean Foods had not historically declared or paid a regular cash dividend on its common stock.

The following table summarizes stock option activity during the year ended December 31, 2013:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2013	6,845,250	$18.45
Granted	—	—
Forfeited and cancelled	(227,424)	18.09
Exercised	(111,031)	13.04
Transferred(1)	1,135,399	21.38
Converted to WhiteWave stock options at Distribution(2)	(7,642,194)	18.98

Options outstanding at December 31, 2013	—	$—	—	$—

Options vested and expected to vest at December 31, 2013	—	$—	—	$—
Options exercisable at December 31, 2012	4,637,867	$21.68	4.57	$3,133,148
Options exercisable at December 31, 2013	—	$—	—	$—

(1)	Transferred options are attributable to employees that transferred to or from Dean Foods’ divisions.
(2)

On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

The following table summarizes additional information regarding stock option activity for our direct participants in the Dean Foods plan:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Weighted-average grant date fair value per share of options granted(1)	$—	$4.72	$4.04
Intrinsic value of options exercised	441	105	13
Fair value of shares vested	3,920	3,651	3,433
Tax benefit related to stock option expense	358	460	646

(1)	Dean Foods did not grant any Dean Foods stock options to WhiteWave non-employee directors, executive officers, and employees during 2013.

During the year ended December 31, 2013, Dean Foods received $1.5 million of cash from stock option exercises by our direct participants in the Dean Foods incentive compensation plans.

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

The following table summarizes RSU activity during the year ended December 31, 2013:

RSUs outstanding January 1, 2013	786,710
RSUs issued	20,235
RSUs cancelled or forfeited	(60,747)
Shares issued upon vesting of RSUs	(352,352)
RSUs transferred(1)	33,636
RSUs converted to WhiteWave RSUs at Distribution(2)	(427,482)

RSUs outstanding at December 31, 2013	—

(1)	Transferred RSUs are attributable to employees that transferred to or from Dean Foods’ divisions.
(2)

On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock.

The following table summarizes information about our RSU grants and related tax benefit during the years ended December 31, 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Weighted-average grant date fair value per RSU granted	$16.34	$12.07	$10.34
Tax benefit related to RSU expense	650	1,163	1,378

RSU expense totaled $1.7 million, $3.1 million, and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Dean Foods Phantom Shares

In 2011, Dean Foods began granting phantom shares as part of its long-term incentive compensation program, which are similar to RSUs in that they are based on the price of Dean Foods stock and vest ratably over a three-year period, but are cash-settled based upon the value of Dean Foods stock at each vesting period. All unvested phantom shares vest immediately upon a change of control and in the following additional circumstances: (i) an employee with 10 years of service retires after reaching the age of 55, (ii) an employee retires after reaching the age of 65, and (iii) in certain cases upon death or qualified disability. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statements of operations. The expense totaled $3.6 million and $2.4 million for the years ended December 31, 2013 and 2012, respectively. In the period subsequent to completion of our initial public offering, a corresponding liability has been recorded in other current liabilities in our consolidated balance sheet. In periods prior to completion of our initial public offering, a liability related to these units has not been reflected in the consolidated balance sheets as the payout was to be funded by Dean Foods. The following table summarizes the phantom share activity during the year ended December 31, 2013:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2013	397,618	$11.43
Granted	—	—
Converted/paid	(156,247)	11.09
Forfeited	(7,442)	11.45
Transferred(1)	2,360	11.90
Converted to WhiteWave phantom shares at Distribution(2)	(236,289)	11.31

Outstanding at December 31, 2013	—	$—

(1)	Transferred phantom shares are attributable to employees that transferred to or from Dean Foods’ divisions.
(2)	On May 23, 2013 and in connection with the Distribution, all Dean Foods phantom awards held by our employees were converted into phantom awards with respect to our Class A common stock.

Dean Foods Cash Performance Units

In 2010, Dean Foods began granting cash performance units (“CPUs”) to employees as part of its long-term incentive compensation program under the terms of the 2007 Plan. The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to Dean Foods’ performance over a three-year period. The performance metric, as defined in the awards, is the performance of the Dean Foods stock price relative to that of a peer group of companies. The range of payout under the awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense related to the Company’s direct employees is recognized over the vesting period which is recorded in general and administrative expenses in the consolidated statements of operations. The expense totaled $nil million, $1.3 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011 respectively. In the fourth quarter of 2012, the Company recorded a $0.6 million credit to expense due to a reduction of the payout assumption related to the 2010 awards. In the period subsequent to completion of our initial public offering, a corresponding liability has been recorded in other long-term liabilities in our consolidated balance sheet. In periods prior to completion of our initial public offering, a liability related to these units has not been reflected in the consolidated balance sheets as the payout was to be funded by Dean Foods.

In connection with our initial public offering, Dean Foods valued the 2011 and 2012 CPU awards for our executives based on performance as of December 31, 2012, instead of at the end of the originally scheduled 36-month performance periods. The cash value of these awards was paid out on a prorated basis during the year ended December 31, 2013.

The following table summarizes CPU activity with respect to the 2011 and 2012 CPU during the year ended December 31, 2013. There were no cash awards prior to 2010 related to our employees.

Units
Outstanding at January 1, 2013	6,105,000
Granted	—
Converted/paid	(6,105,000)
Forfeited	—
Transferred	—

Outstanding at December 31, 2013	—

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods long-term incentive compensation plan in periods prior to completion of our initial public offering:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Share-based compensation expense funded by Dean Foods
Dean Foods stock options	$—	$1,006	$1,708
Dean Foods RSUs	—	2,433	3,510
Dean Foods CPUs	—	2,025	204
Dean Foods phantom shares	—	2,009	824

Total share-based compensation expense funded by Dean Foods	$—	$7,473	$6,246

The following table summarizes the share-based compensation expense recognized for the Company’s direct participants in the Dean Foods equity classified plans, as well as expense related to the Company’s equity classified plans, in periods after the completion of our initial public offering:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Share-based compensation expense
Dean Foods stock options	$958	$220	$—
Dean Foods RSUs	1,739	668	—
Dean Foods phantom shares	3,563	387	—
Dean Foods CPUs	—	(637)	—
WhiteWave stock options	7,413	602	—
WhiteWave RSUs	7,321	566	—
WhiteWave phantom shares	3,044	197	—
WhiteWave SARs	859	53	—

Total share-based compensation expense	$24,897	$2,056	$—

Share-based compensation expense shown above for the Dean Foods equity plans reflect expenses for those legacy plans that have converted to equivalent WhiteWave equity plans upon the spin-off transaction.

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss comprises net income plus all other changes in equity from non-owner sources. The changes in accumulated other comprehensive loss by component for the year- ended December 31, 2013 were as follows (net of tax):

	Derivative instruments(1)	Defined benefit plans adjustment(2)	Cumulative translation adjustment	Total
	(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income before reclassifications	1,888	1,115	17,724	20,727
Amounts reclassified from accumulated other comprehensive income/(loss)	(1,389)	(90)	—	(1,479)

Other comprehensive income/(loss), net of taxes of $796	499	1,025	17,724	19,248

Balance at December 31, 2013	$205	$(793)	$(7,852)	$(8,440)

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 12 “Derivative Financial Instruments.”
(2)

The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 15 “Employee Retirement Plans.”

15. Employee Retirement Plans

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

During 2013, 2012, and 2011, our retirement plans expenses were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Defined benefit plans	$2,050	$1,804	$1,781
Defined contribution plan	3,163	2,210	2,386
Multiemployer pension and certain union plans	1,683	1,658	1,591

Total	$6,896	$5,672	$5,758

Defined Contribution Plan

Certain of our non-union personnel may elect to participate in a savings plan sponsored by the Company. This plan provides for contributions by the participants of between 1% and 20% and provides for matching contributions by the employer up to 4% of a participant’s annual compensation. In addition, certain union hourly employees are participants in the company-sponsored defined contribution plan, which provide for employer contributions in various amounts ranging from $24 to $91 per pay period per participant.

Alpro Defined Benefit Plans

We have separate, stand-alone defined benefit pension plans as a result of the acquisition of Alpro on July 2, 2009. The benefits under our Alpro defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under local regulations plus additional amounts as management deems appropriate.

Included in accumulated other comprehensive income at December 31, 2013 and 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0.2 million ($0.1 million net of tax) and $0.3 million ($0.2 million net of tax) and unrecognized actuarial losses of $1.0 million ($0.7 million net of tax) and $2.4 million ($1.6 million net of tax), respectively. The prior service costs and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2014 are $12,500 ($8,500 net of tax) and $2,700 ($1,800 net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2013 and 2012, and the funded status of the plans at December 31, 2013 and 2012, is as follows:

	Year ended December 31,
	2013	2012
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of the year	$15,882	$11,865
Service cost	1,771	1,409
Interest cost	545	513
Plan participants’ contributions	57	55
Plan amendments	(76)	—
Actuarial (gain)/loss	(1,395)	1,756
Benefits paid	(424)	(3)
Expenses paid	(31)	(33)
Exchange rate changes	680	320

Benefit obligation, end of year	17,009	15,882
Change in Plan Assets:
Fair value of plan assets at beginning of year	9,819	7,710
Actual return on plan assets	357	485
Employer contributions to plan	1,492	1,410
Plan participants’ contributions	57	55
Benefits paid	(424)	(3)
Expenses paid	(31)	(33)
Exchange rate changes	461	195

Fair value of plan assets, end of year	11,731	9,819

Funded status at end of year	$(5,278)	$(6,063)

The underfunded status of the plans of $5.3 million at December 31, 2013 is recognized in our consolidated balance sheet as a non-current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2014. We expect to contribute $1.7 million to the pension plans in 2014.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2013 and 2012 is as follows:

	Year ended December 31,
	2013	2012
Weighted average discount rate	3.79%	3.50%
Rate of compensation increase	3.87%	3.88%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2013, 2012, and 2011 is as follows:

	Year ended December 31,
	2013	2012	2011
Weighted average discount rate	3.50%	4.50%	4.75%
Expected return on assets	3.71%	3.85%	3.86%
Rate of compensation increase	3.88%	3.87%	3.88%

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,771	$1,409	$1,311
Interest cost	545	513	523
Expected return on plan assets	(356)	(191)	(139)
Amortization:
Prior service cost	17	16	18
Unrecognized net loss	73	3	7

Net periodic benefit cost	$2,050	$1,750	$1,720

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.

Pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Projected benefit obligation	$3,601	$3,237	$2,147
Accumulated benefit obligation	3,206	2,822	1,794
Fair value of plan assets	1,902	1,463	746

The accumulated benefit obligation for all defined benefit plans was $12.3 million and $11.1 million at December 31, 2013 and 2012, respectively.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate uses a model that reflects a bond yield curve constructed from high-quality corporate or foreign government bonds, for which the timing of cash outflows approximate the estimated payments. The weighted average discount rate was increased from 3.5% at December 31, 2012 to 3.8% at December 31, 2013, which will decrease the net periodic benefit cost in 2014.

At December 31, 2013, our qualified pension plan investments are comprised of insurance contracts, and the guaranteed premiums are invested in the general assets of the insurance company. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities.

Estimated pension plan benefit payments to our participants for the next ten years are as follows (in thousands):

2014	$750
2015	13
2016	12
2017	104
2018	902
Next five years	7,114

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, we follow a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of our defined benefit plans’ consolidated assets. We classify the insurance contracts as Level 3 as there is little or no market data for the unobservable inputs, which requires development of assumptions. See Note 12 “Derivative Financial Instruments and Fair Value Measurements.”

For both 2013 and 2012, approximately 90% of the insurance contracts were financed by employer premiums with the insurer managing the reserves as calculated using an actuarial model. The remaining 10% of the insurance contracts were financed by employer and employee contributions with the insurer managing the reserves collectively with other pension plans.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012 is as follows:

Consolidated Assets
(In thousands)
Balance at January 1, 2012	$7,710
Actual return on plan assets:
Relating to instruments still held at reporting date	485
Purchases, sales and settlements (net)	1,624

Balance at December 31, 2012	9,819
Actual return on plan assets:
Relating to instruments still held at reporting date	357
Purchases, sales and settlements (net)	1,555

Balance at December 31, 2013	$11,731

Multiemployer Pension Plan

We contribute to a multiemployer pension plan that covers approximately 250 of our union employees. This plan is administered by a board of trustees composed of labor representatives and the management of the participating companies. The risks of participating in a multiemployer plan are different from a single-employer plan in the following aspects:

•	assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	if we choose to stop participating in our multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

At this time, we have not established any significant liabilities because withdrawal from this plan is not probable or reasonably possible.

Our participation in the multiemployer plan for the year ended December 31, 2013 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012 and December 31, 2011, respectively. The zone status is based on information that we obtained from the plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension fund	Employer identification number	Pension plan number	PPA Zone status		FIP/RP status pending/ implemented	Extended amortization provisions	Expiration date of associated collective- bargaining agreement
			2013	2012
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	March 1, 2015— January 28, 2017

(1)

We are party to one collective bargaining agreement in this multiemployer Western Conference of Teamsters Pension Plan which requires contributions. We are also party to two other collective bargaining agreements whose defined contribution plans are 401(k) plans that require matching contributions. These agreements cover a large number of employee participants and expire on various dates between 2014 and 2016.

Information regarding our contributions to our multiemployer pension plan is shown in the table below. There are no changes that materially affected the comparability of our contributions to the plan during the years ended December 31, 2013, 2012, and 2011 (in thousands).

	Employer identification number	Pension plan number	The WhiteWave Foods Company			Surcharge imposed
Pension fund			2013	2012	2011
Western Conference of Teamsters Pension Plan	91-6145047	001	$1,683	$1,658	$1,591	No

During the 2013, 2012, and 2011 plan years, our contributions did not exceed 5% of total plan contributions.

Deferred Compensation Plans

We sponsor two deferred compensation plans, Pre-2005 Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan, under which certain employees with a base compensation of $150,000 may elect to defer receiving payment for a portion of their salary and bonus until periods after their respective retirements or upon separation from service. The amounts deferred are partially funded as unsecured obligations of the Company, receiving no preferential standing, and are subject to the same risk as other unsecured obligations. The participants in these plans may choose from a number of externally managed mutual fund investments, money market funds and stocks and their investment balances track the rates of return for these accounts. Amounts payable, including accrued deemed interest, totaled $4.6 million at December 31, 2013, which were included in other long-term liabilities in the Consolidated Balance Sheets. The assets related to these plans are primarily invested in money market mutual funds and are recorded at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. See Note 12 “Derivative Financial Instruments and Fair Value Measurement.”

16. Commitments and Contingencies

Lease and Purchase Obligations

We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for office space, machinery, and equipment, have lease terms ranging from one to 10 years. We did not have any material capital lease obligations as of December 31, 2013 and 2012. Rent expense was $15.6 million, $8.0 million, and $8.5 million for 2013, 2012, and 2011, respectively.

Future minimum payments at December 31, 2013, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating leases
(In thousands)
2014	$20,582
2015	14,209
2016	10,526
2017	8,200
2018	6,203
Thereafter	9,884

Total minimum lease payments	$69,604

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

17. Segment, Geographic, and Customer Information

Our business is organized into two operating and reportable segments, North America and Europe, based on our go-to-markets strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our CEO, monitors operating performance, allocates resources, and deploys capital.

The North America segment offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy product categories throughout North America, and our Europe segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers. We utilize six manufacturing plants, three distribution centers, and three strategic co-packers across the United States. Additionally, we have three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize a limited number of third-party co-packers across Europe for more specialized, low-volume products.

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

The reporting segments do not include the costs allocated to us by Dean Foods for certain corporate and shared service functions. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other”. Related party license income, further described in Note 18 “Related Party Transactions,” has also been excluded. Therefore, the measure of segment profit or loss presented below is before such items.

The following table presents the summarized income statement amounts by segment:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Total net sales:
North America	$2,123,997	$1,921,444	$1,657,192
Europe	418,066	367,994	368,559

Total	$2,542,063	$2,289,438	$2,025,751

Operating income:
North America	$215,155	$178,960	$137,807
Europe	20,879	23,735	27,873

Total reportable segment operating income	236,034	202,695	165,680
Related party license income	—	36,034	42,680
Corporate and other	(78,602)	(58,476)	(32,666)

Total operating income	$157,432	$180,253	$175,694
Other expense:
Interest expense	18,027	9,924	9,149
Other (income) expense, net	(3,829)	957	122

Income from continuing operations before tax	$143,234	$169,372	$166,423

Depreciation and amortization:
North America	$59,717	$54,499	$47,826
Europe	21,628	19,855	20,164
Corporate	560	—	—

Total	$81,905	$74,354	$67,990

The following tables present sales amounts by product categories:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Total net sales:
North America
Plant-based food and beverages	$627,716	$549,727	$452,834
Coffee creamers and beverages	913,517	818,880	692,136
Premium dairy	582,764	552,837	512,222

North America net sales	2,123,997	1,921,444	1,657,192
Europe
Plant-based food and beverages	418,066	367,994	368,559

Total net sales	$2,542,063	$2,289,438	$2,025,751

The following tables present assets, long-lived assets, and capital expenditures by segment:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Assets:
North America	$1,588,104	$1,549,030	$1,476,124
Europe	563,026	577,599	594,382
Corporate	132,054	41,382	34,282
Assets held for sale	—	—	3,897

Total	$2,283,184	$2,168,011	$2,108,685

Long-lived Assets:
North America	$1,353,037	$1,323,108	$1,291,083
Europe	446,093	444,539	443,598
Corporate	27,833	17,543	235

Total	$1,826,963	$1,785,190	$1,734,916

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Capital expenditures:
North America	$128,877	$92,418	$113,673
Europe	20,732	11,737	13,082
Corporate	5,869	—	—

Total	$155,478	$104,155	$126,755

Significant Customers

The Company had a single customer that represented 17.5%, 18.0%, and 17.0% of our consolidated net sales in 2013, 2012, and 2011, respectively. Sales to this customer were primarily included in our North America segment.

18. Related Party Transactions

Allocated Expenses

As of July 25, 2013, Dean Foods disposed of its remaining shares of the Company’s common stock in a registered public offering. As a result of and immediately following this offering, Dean Foods has no ownership interest in us and therefore is no longer a related party. Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering (which includes approximately $17.5 million of transaction costs related to our initial public offering) and $32.7 million in the year ended December 31, 2011. These cost allocations are primarily reflected within general and administrative expenses in our consolidated statements of operations as well as classified as “Corporate and other” in Note 17 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods continues to provide some of these services on a transitional basis for a fee.

Upon completion of our initial public offering, we assumed responsibility for the costs of these functions. The allocations may not reflect the expense we would have incurred as a stand-alone public company. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation basis for debt, interest expense, and debt issuance costs was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See Note 11 “Debt and Allocated Portion of Dean Foods’ Debt.”

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

Related Party Arrangements

Historically, related party transactions and activities involving Dean Foods and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist. Prior to the Distribution, sales of our raw materials and finished products that we manufacture for other wholly-owned subsidiaries of Dean Foods have been reflected as related party sales in our consolidated financial statements.

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

During the years ended December 31, 2013, 2012, and 2011, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our consolidated statements of operations.

In connection with and effective as of our initial public offering, we entered into agreements that formalize ongoing commercial arrangements we have with Dean Foods and Morningstar, which are described below. Certain terms of these agreements were modified in connection with Dean Foods’ sale of Morningstar. These agreements are described in Note 4, “Transactions with Morningstar.”

Agreements with Dean Foods

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

Cream Supply Agreement — We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we continue to purchase cream from such subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. This agreement formalizes our historical intercompany arrangements and does not impact comparability in our consolidated statement of operations for the years ended December 31, 2013 and 2012.

License Agreement — We entered into an agreement with Dean Foods pursuant to which we have an exclusive license to manufacture and sell shelf stable aseptic flavored and white milk under Dean Foods’ TruMoo brand in certain retail channels and to designated foodservice accounts throughout North America in exchange for payment of a royalty. The initial term of the agreement is December 2012 through December 31, 2017, with automatic one-year renewals thereafter so long as we achieve specified volume thresholds and minimum royalties.

Transition Services Agreement — We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Our services consist primarily of marketing and research and development, while Dean Foods’ provides supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other transitional services. Both Dean Foods’ and our services continue for a specified initial term, which vary with the types of services provided, unless terminated earlier or extended according to the terms of the transition services agreement. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services. In 2012, Dean Foods charged us $5.4 million and we charged Dean Foods $2.6 million for services rendered under the transition services agreement. In 2013, Dean Foods charged us $19.0 million and we charged Dean Foods $3.0 million for services rendered under the transition services agreement since its effective date. The transition services agreement is expected to end in 2014.

Termination of Intellectual Property License Agreement

Historically, the Company was party to a license agreement with Morningstar, pursuant to which Morningstar had the right to use the Company’s intellectual property in the manufacture of certain products for a fee. For the years ended December 31, 2013, 2012, and 2011, related party license income was recorded within operating income in our consolidated statements of operations in the amount of $nil million, $36.0 million, and $42.7 million, respectively.

In conjunction with the license agreement, a loan agreement was entered into, pursuant to which the Company extended a line of credit to Morningstar related to the license income under the license agreement. Prior to completion of our initial public offering, there were no repayments of this loan and no future plans to settle the outstanding balance; therefore, the principal and associated accrued interest was shown in Dean Foods’ net investment as of December 31, 2012 and 2011. The interest term on the loan to Morningstar was LIBOR plus 2% and recorded in interest income in our consolidated statements of operations. Interest income for the years ended December 31, 2013, 2012 and 2011 was $nil million, $6.4 million, and $6.1 million, respectively.

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

19. Earnings Per Share

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Year ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Income from continuing operations attributable to The WhiteWave Foods Company	$99,041	$112,514	$114,334
Denominator:
Average common shares	173,120,689	153,770,492	150,000,000
Basic earnings per share from continuing operations attributable to The WhiteWave Foods Company	$0.57	$0.73	$0.76
Basic earnings (loss) per share from discontinued operations	—	0.01	(0.04)
Basic earnings per share from net income attributable to The WhiteWave Foods Company	$0.57	$0.74	$0.72
Diluted earnings per share computation:
Numerator:
Income from continuing operations attributable to The WhiteWave Foods Company	$99,041	$112,514	$114,334
Denominator:
Average common shares — basic	173,120,689	153,770,492	150,000,000
Stock option conversion(1)	820,743	—	—
Stock units(2)	640,036	5	—
Average common shares — diluted	174,581,468	153,770,497	150,000,000
Basic earnings per share from continuing operations attributable to The WhiteWave Foods Company	$0.57	$0.73	$0.76
Basic earnings (loss) per share from discontinued operations	—	0.01	(0.04)
Basic earnings per share from net income attributable to The WhiteWave Foods Company	$0.57	$0.74	$0.72

(1)	4,045,309 and 2,445,327 anti-dilutive options were excluded from the calculation for the years ended December 31, 2013 and 2012, respectively.
(2)	10 and 666,999 anti-dilutive RSUs were excluded from the calculation for the years ended December 31, 2013 and 2012, respectively.

20. Subsequent Events

The Company has evaluated subsequent events through February 28, 2014, which is the date the financial statements were issued.

Earthbound Farm Purchase

On January 2, 2014, the Company acquired Earthbound Farm, one of the largest organic produce brands in North America, from the existing shareholders in accordance with an Agreement and Plan of Merger dated December 8, 2013. The acquisition adds to our focus on high-growth product categories that are aligned with emerging customer trends. The total consideration for the acquisition was approximately $600 million, subject to post-closing working capital adjustments and indemnification claims. The acquisition was funded by approximately $615 million in new borrowings under its senior secured credit facilities, including the incremental term loan A-3 facility. See Note 11 “Debt and Allocated Portion of Dean Foods’ Debt”. The Company has not yet completed an appraisal of the assets acquired and will finalize the allocation of the purchase price to the asset acquired and liabilities assumed in 2014. Supplemental pro forma information of the acquired entity is not available as of the date of these financial statements.

In connection with the acquisition of Earthbound Farm, we incurred $3.3 million in expenses for the period ended December 31, 2013 and an additional $6.1 million for the period ended January 31, 2014, related to due diligence, investment advisors and regulatory matters. These costs are included in general and administrative expense in our consolidated statement of operations.

Joint Venture with China Mengniu Dairy Company

On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture intends to manufacture market and sell a range of beverage products in China. Under the terms of the agreement, the Company will own a 49% stake in the venture and Mengniu will own a 51% stake. The joint venture also executed an agreement to purchase Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility currently under construction in China, where the joint venture intends to manufacture its products. Mengniu is the majority owner of Yashili. The purchase price for Zhengzhou is expected to be approximately $85 million (RMB 510 million), including approximately $62 million (RMB 377 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations. Each joint venture party’s share of the purchase price for Zhengzhou will be consistent with its ownership interest in the venture. The parties expect to make additional investments to support the start-up and commercialization of the joint venture.

The formation of the joint venture is subject to various governmental approvals in China which are expected to be obtained in the first half of 2014. The acquisition of the production facility is subject to the formation of the joint venture and approval of the minority Yashili shareholders. The joint venture will be accounted for as an equity-method investment.

In connection with the formation of the joint venture, we incurred $5.0 million in expenses for the period ended December 31, 2013 and an additional $0.1 million for the period ended January 31, 2014, related to due diligence, investment advisors and regulatory matters. These costs are included in general and administrative expense in our consolidated statement of operations.

SoFine

On February 24, 2014, the Company entered into an agreement to sell the SoFine business to a third party. The terms of the agreement are consistent with estimates reflected in the financial statements. The transaction is expected to close within 60 days.

21. Quarterly Results of Operations (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2013 and 2012:

	Quarter
	First	Second	Third		Fourth
	(In thousands, except share and per share data)
2013
Net sales	$608,244	$615,990	$638,518		$679,311
Gross profit	218,543	224,213	226,452		238,209
Income from continuing operations	23,998	31,209	24,293	(2)	19,541	(3)
Net income	23,998	31,209	24,293	(2)	19,541	(3)
Net income attributable to The WhiteWave Foods Company	23,998	31,209	24,293	(2)	19,541	(3)
Earnings per common share(1):
Basic earnings per common share:
Net income per common share	0.14	0.18	0.14		0.11
Net income attributable to The WhiteWave Foods Company per common share	0.14	0.18	0.14		0.11
Diluted earnings per common share:
Net income per common share	0.14	0.18	0.14		0.11
Net income attributable to The WhiteWave Foods Company per common share	0.14	0.18	0.14		0.11
2012
Net sales	$552,028	$554,446	$574,853		$608,111
Gross profit	192,440	195,151	204,638		211,715
Income from continuing operations	31,308	26,383	26,292		28,531
Net income	31,308	26,383	26,292		30,990
Net income attributable to The WhiteWave Foods Company	31,308	26,383	26,292		29,711
Earnings per common share(1):
Basic earnings per common share:
Net income per common share	0.21	0.18	0.18		0.19
Net income attributable to The WhiteWave Foods Company per common share	0.21	0.18	0.18		0.18
Diluted earnings per common share:
Net income per common share	0.21	0.18	0.18		0.19
Net income attributable to The WhiteWave Foods Company per common share	0.21	0.18	0.18		0.18

(1)

Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(2)	Includes a non-cash write-down of assets in the amount of $7.4 million ($4.5 million net of tax) related to the sale of the Idaho dairy farm.
(3)

Includes an additional $3.7 million ($2.3 million net of tax) non-cash write-down of assets and $3.3 million ($2.0 million net of tax) charge related to lease liabilities, severance and related cost for the sale of the Idaho dairy farm, as well as, a write-down of $9.8 million related to the plan to sell the operations of SoFine.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) under the Exchange Act , that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Internal Control over Financial Reporting

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The WhiteWave Foods Company

Denver, Colorado

We have audited the internal control over financial reporting of The WhiteWave Foods Company and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the allocations of expenses and debt from Dean Foods Company.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 28, 2014

Item 9B.	Other Information

On February 26, 2014, our Board of Directors approved amendments to the Company’s Amended and Restated By-laws (as so amended and restated, the “By-laws”), which became effective immediately upon approval. Article II, Section 2.2 of the By-laws was amended to delete the provision that a person would not qualify to serve as a director of the Company if he or she is a party to any compensatory or financial arrangement with a third party, or has received any such compensation from a third party, in connection with his or her candidacy or service as a director of the Company (any of such arrangements, “third party compensation”). Article I, Section 1.10(b) also was amended to require that any proposed nominee for election as a director of the Company, and any stockholder who submits a proposed nomination, must disclose to the Company information regarding any third party compensation involving the proposed nominee for director.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information that will be contained in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

Information that will be contained in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information that will be contained in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information Table

We only have one equity compensation plan, The WhiteWave Foods 2012 Stock Incentive Plan, which was approved by our stockholders at our 2013 annual meeting of stockholders. The following table contains certain information about the 2012 Stock Incentive Plan as of December 31, 2013.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities referenced in column (a))
Equity compensation plans approved by security holders	12,392,749	(1)	$17.12	(1)	6,800,022
Equity compensation plans not approved by security holders	—		—		—

(1)	Includes 1,245,596 restricted stock units (“RSUs”) and 24,568 restricted stock awards (“RSAs”) outstanding under the WhiteWave Foods 2012 Stock Incentive Plan. RSUs and RSAs do not have an exercise price because their value is dependent upon continued employment or service over a period of time and may be settled only for shares of common stock. Accordingly, RSUs and RSAs have been disregarded for purposes of computing the weighted-average exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information that will be contained in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information that will be contained in our proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

The financial statements filed as part of this Annual Report on Form 10-K are listed in the index under Part II, Item 8.

The exhibits required by Item 601 of Regulation S-K which are filed with this report or incorporated by referenced herein, are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WHITEWAVE FOODS COMPANY

By:	/S/ JAMES T. HAU
James T. Hau
Vice President and Chief Accounting Officer

Dated February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

Name	Title

/S/ GREGG L. ENGLES Gregg L. Engles	Chairman and Chief Executive Officer

/S/ KELLY J. HAECKER Kelly J. Haecker	Chief Financial Officer

/S/ JAMES T. HAU James T. Hau	Vice President and Chief Accounting Officer

/S/ MICHELLE P. GOOLSBY Michelle P. Goolsby	Director

/S/ STEPHEN L. GREEN Stephen L. Green	Director

/S/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director

/S/ MARY E. MINNICK Mary E. Minnick	Director

/S/ DOREEN A. WRIGHT Doreen A. Wright	Director

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2	Agreement and Plan of Merger dated December 8, 2013 for the acquisition of Earthbound Farm (1)

3.1	Certificate of Incorporation of the Registrant (3)

3.2*	By-laws of the Registrant, as amended and restated through February 28, 2014

4	Specimen Stock Certificate evidencing the shares of Class A common stock (6)

10.1	Separation and Distribution Agreement, dated as of October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company, and WWF Operating Company (3)

10.2	Transition Services Agreement, dated as of October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company, as amended (3)

10.3	Tax Matters Agreement, dated as of October 25, 2012, by Dean Foods Company and The WhiteWave Foods Company (3)

10.4	Employee Matters Agreement, dated as of October 25, 2012, by and between Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company (3)

10.5	Registration Rights Agreement, dated as of October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company (3)

10.6	Co-Packing Agreement, dated August 2, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC, as amended (9)(10)

10.7	Amended and Restated Co-Packing Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC (3)(10)

10.8	Transitional Sales Agreement, dated August 1, 2012, by and between WWF Operating Company and Morningstar Foods, LLC, as amended (8)(10)

10.9	License Agreement dated December 1, 2012 between Dean Foods Company and WWF Operating Company (3)(10)

10.10	LAND O’ LAKES Transitional Sales Agreement, dated August 1, 2012, by and between WWF Operating Company and Morningstar Foods, LLC, as amended (8)

10.11	Product Sales and Distribution Agreement, dated August 1, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC (8)(10)

10.12	Summary of Terms of Employment Agreement (translated from Dutch) between Alpro Comm. Venn. op aandelen and Bernard Deryckere, dated April 13, 2001 (5)

10.13	Amendment to Employee Agreement (translated from Dutch) between Alpro Comm. Venn. op aandelen and Bernard Deryckere, dated February 4, 2011 (5)

10.14	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Gregg L. Engles, dated December 4, 2012 (3)

10.15	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Edward F. Fugger, dated December 4, 2012 (3)

10.16	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Thomas N. Zanetich, dated December 4, 2012 (3)

10.17	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Kelly J. Haecker, dated December 4, 2012 (3)

Exhibit Number	Description of Exhibit

10.18	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Blaine E. McPeak, dated December 4, 2012 (3)

10.19	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Roger E. Theodoredis, dated December 4, 2012 (3)

10.20	Form of Change in Control Agreement dated May 1, 2013 between The WhiteWave Foods Company and Gregg L. Engles, Blaine E. McPeak and Thomas N. Zanetich (2)

10.21	Form of Change in Control Agreement dated May 1, 2013 between The WhiteWave Foods Company and Kelly J. Haecker, Edward F. Fugger and Roger E. Theodoredis (2)

10.22	Amended and Restated Tax Matters Agreement dated May 1, 2013 between Dean Foods Company and The WhiteWave Foods Company (2)

10.23	The WhiteWave Executive Severance Pay Plan, effective May 24, 2013 (2)

10.24	Form of Indemnification Agreement (7)

10.25	2012 Stock Incentive Plan (7)

10.26	Form of 2012 Non-Qualified Stock Option Award Agreement (6)

10.27	Form of 2012 Restricted Stock Unit Award Agreement (6)

10.28	Form of 2012 Non-Qualified Stock Option Agreement for executive officers (6)

10.29	Form of 2012 Restricted Stock Unit Award Agreement for executive officers (6)

10.30	Form of 2012 Phantom Shares Award Agreement (6)

10.31	Form of 2012 Cash Award Agreement (6)

10.32	Form of 2012 Director’s Non-Qualified Stock Option Agreement (3)

10.33	Form of 2012 Director’s Restricted Stock Unit Award Agreement (6)

10.34	Form of 2012 Stock Appreciation Right Agreement (8)

10.35	Form of 2012 Cash-Settled RSU Agreement (8)

10.36*	2014 Director Compensation Policy

10.37	Fiscal Year 2013 Short-Term Incentive Compensation Plan—Corporate (2)

10.38	Fiscal Year 2013 Short-Term Incentive Compensation Plan—Alpro (2)

10.39	Form of 2013 Restricted Stock Unit Award Agreement for Executive Officers (2)

10.40	Form of 2013 Stock Option Award Agreement for Executive Officers (2)

10.41	Form of 2013 Restricted Stock Award Agreement for Non-Employee Directors (2)

10.42*	Executive Deferred Compensation Plan

10.43	Cream Supply Agreement, dated August 1, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC (8)

10.44	Credit Agreement, dated as of October 12, 2012, among The WhiteWave Foods Company, the subsidiary guarantors identified therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (7)

10.45	Second Amendment to Credit Agreement dated as of January 2, 2014 (1)

10.46	Incremental Term Loan Agreement dated as of January 2, 2014 (1)

Exhibit Number	Description of Exhibit

10.47	Amendment 1 to Transitional Services Agreement, dated November 20, 2012, by and between Dean Foods Company and The WhiteWave Foods Company (3)

10.48	Amendment 2 to Transitional Services Agreement, dated December 28, 2012 by and between Dean Foods Company and The WhiteWave Foods Company (3)

10.49	Amendment No. 1 to Transitional Sales Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC (3)

10.51	Amendment 1 to Land O’ Lakes Transitional Sales Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC (3)

21*	Subsidiaries of the Registrant

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Submitted electronically herewith

(1)	Incorporated by reference to the exhibits to the Current Report on Form 8-K/A filed on January 8, 2014

(2)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

(3)	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012

(4)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1 (SEC File 333-183112)

(5)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File 333-183112)

(6)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File 333-183112)

(7)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File 333-183112)

(8)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File 333-183112)

(9)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File 333-183112)

(10)	Confidential treatment previously granted by the Securities and Exchange Commission in connection with the filing of the registrant’s Registration Statement on Form S-1 (SEC File 333-183112)

Attached as Exhibit 101 to this report are the following materials from The WhiteWave Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability.