Form 10-Q
period 2014-03-31
WHITEWAVE FOODS Co
filed 2014-05-08
CIK 1555365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 30, 2014, there were 173,881,386 outstanding shares of Class A common stock, par value $0.01 per share.

ii

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The WhiteWave Foods Company

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$58,599	$101,105
Trade receivables, net of allowance of $1,430 and $1,345	184,719	146,864
Inventories	178,757	158,569
Deferred income taxes	26,842	26,588
Prepaid expenses and other current assets	41,463	23,095

Total current assets	490,380	456,221
Investment in unconsolidated entity	47,182	—
Property, plant, and equipment, net	828,883	659,683
Identifiable intangible and other assets, net	650,576	394,937
Goodwill	1,000,425	772,343

Total Assets	$3,017,446	$2,283,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$397,703	$357,106
Current portion of debt and capital lease obligations	22,612	15,000
Income taxes payable	9,793	14,294

Total current liabilities	430,108	386,400
Long-term debt and capital lease obligations	1,270,221	647,650
Deferred income taxes	267,014	237,765
Other long-term liabilities	44,213	49,930

Total liabilities	2,011,556	1,321,745

Commitments and Contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Class A common stock, $0.01 par value; 1,700,000,000 shares authorized, 173,836,375 issued and outstanding at March 31, 2014; 173,452,896 issued and outstanding at December 31, 2013	1,738	1,735
Class B common stock, $0.01 par value; 175,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	862,380	851,017
Retained earnings	149,487	117,127
Accumulated other comprehensive loss	(7,715)	(8,440)

Total shareholders’ equity	1,005,890	961,439

Total Liabilities and Shareholders’ Equity	$3,017,446	$2,283,184

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share
Net sales	$830,223	$584,508
Net sales to related parties	—	21,899
Transitional sales fees	—	1,837

Total net sales	830,223	608,244
Cost of goods sold	557,009	389,701

Gross profit	273,214	218,543
Operating expenses:
Selling, distribution, and marketing	147,391	125,938
General and administrative	72,286	50,612
Asset disposal and exit costs	(648)	—

Total operating expenses	219,029	176,550

Operating income	54,185	41,993

Other expense (income):
Interest expense	5,722	4,724
Other expense (income), net	808	(220)

Total other expense	6,530	4,504

Income before income taxes	47,655	37,489
Income tax expense	15,295	13,491

Net income	$32,360	$23,998

Average common shares:
Basic	173,623,354	173,000,000
Diluted	176,763,409	173,132,917
Basic earnings per common share:
Net income	$0.19	$0.14
Diluted earnings per common share:
Net income	$0.18	$0.14

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
Net income	$32,360	$23,998
Other comprehensive income (loss), net of tax
Change in minimum pension liability, net of tax of ($14) and ($22)	41	54
Foreign currency translation adjustment	1,216	(15,523)
Change in fair value of derivative instruments, net of tax of $317 and ($44)	(532)	85

Other comprehensive income (loss), net of tax	725	(15,384)

Comprehensive income	$33,085	$8,614

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock - Class A		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2013	173,452,896	$1,735	—	$—	$851,017	$117,127	$(8,440)	$961,439
Net income	—	—	—	—	—	32,360	—	32,360
Tax benefit from share-based compensation	—	—	—	—	914	—	—	914
Shares issued in connection with share-based compensation	383,479	3	—	—	2,415	—	—	2,418
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	—	—	(2,547)	—	—	(2,547)
Share-based compensation	—	—	—	—	9,625	—	—	9,625
Conversion of phantom shares into restricted stock units (Note 10)	—	—	—	—	956	—	—	956
Other comprehensive income (loss):								—
Change in minimum pension liability	—	—	—	—	—	—	41	41
Foreign currency translation adjustment	—	—	—	—	—	—	1,216	1,216
Change in fair value of derivative instruments	—	—	—	—	—	—	(532)	(532)

Balance at March 31, 2014	173,836,375	$1,738	—	$—	$862,380	$149,487	$(7,715)	$1,005,890

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock - Class A		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands)
Balance at December 31, 2012	23,000,000	$230	150,000,000	$1,500	$792,828	$18,086	$(27,688)	$784,956
Net income	—	—	—	—	—	23,998	—	23,998
Share-based compensation	—	—	—	—	7,005	—	—	7,005
Contributions to equity	—	—	—	—	34,107	—	—	34,107
Other comprehensive income (loss):
Change in minimum pension liability	—	—	—	—	—	—	54	54
Foreign currency translation adjustment	—	—	—	—	—	—	(15,523)	(15,523)
Change in fair value of derivative instruments	—	—	—	—	—	—	85	85

Balance at March 31, 2013	23,000,000	$230	150,000,000	$1,500	$833,940	$42,084	$(43,072)	$834,682

See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,360	$23,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,133	19,994
Share-based compensation expense	9,625	7,005
Amortization of debt issuance costs	724	603
Asset disposal and exit costs	(648)	—
Loss on asset disposal	820	274
Deferred income taxes	752	11,491
Mark-to-market on interest rate swaps	802	23
Noncash patronage dividends received	(410)	(74)
Other	450	64
Net change in operating assets and liabilities, net of acquisition/divestitures	(4,017)	(74,560)

Net cash provided by (used in) operating activities	67,591	(11,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entity	(47,285)	—
Payments for acquisition, net of cash acquired $5,638	(603,373)	—
Payments for property, plant, and equipment	(65,017)	(20,734)
Proceeds from sale of fixed assets	49	61,777

Net cash provided by (used in) investing activities	(715,626)	41,043

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Dean Foods, net	—	(2,703)
Proceeds from the issuance of debt	500,000	—
Repayment of debt	(5,000)	(3,750)
Payments of capital lease obligations	(253)	—
Proceeds from revolver line of credit	295,100	169,550
Payments for revolver line of credit	(182,310)	(202,300)
Proceeds from exercise of stock options	2,415	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,547)	—
Tax savings on shared-based compensation	1,028	—
Payment of financing costs	(3,372)	(16)

Net cash provided by (used in) financing activities	605,061	(39,219)

Effect of exchange rate changes on cash and cash equivalents	468	(2,674)

DECREASE IN CASH AND CASH EQUIVALENTS	(42,506)	(12,032)
Cash and cash equivalents, beginning of period	101,105	69,373

Cash and cash equivalents, end of period	$58,599	$57,341

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Unpaid purchases of plant and equipment	$5,851	$—
Non-cash activity - Conversion of phantom shares to restricted stock units	956	—
Non-cash activity - Distribution to Dean Foods	—	22,950
Non-cash activity - Contribution from Dean Foods	—	10,797

See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

(Unaudited)

Unless otherwise indicated, references in these notes to the unaudited condensed consolidated financial statements to “we,” “us,” “our,” “WhiteWave,” or the “Company” refer to The WhiteWave Foods Company’s operations, taken as a whole.

1. General

Nature of Our Business — We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, premium dairy products, and organic greens and produce throughout North America and Europe. Our brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic premium dairy products, and Earthbound Farm organic greens and produce, while our European brands of plant-based foods and beverages include Alpro and Provamel.

Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014. In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. Our results of operations for the three months ended March 31, 2014 and 2013 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

On January 2, 2014, the Company completed its acquisition of Earthbound Farm, a privately owned San Juan Bautista, California based organic produce brand; the results of operations are included in our financial statements from the date of acquisition and are included in the North America segment.

Certain reclassifications of previously reported amounts have been made to conform to current year presentation in the unaudited condensed consolidated statements of cash flows and Note 14 “Segment, Geographic, and Customer Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of income and statements of cash flows.

Completion of Spin-Off from Dean Foods— On May 23, 2013, Dean Foods Company (“Dean Foods”) distributed (the “Distribution”) to its stockholders an aggregate of 47,686,000 shares of our Class A common stock, par value $0.01 per share (the “Class A common stock”), and 67,914,000 shares of our Class B common stock, par value $0.01 per share (the “Class B common stock”), as a pro rata dividend to Dean Foods stockholders at the close of business on May 17, 2013, the record date for the Distribution. Effective upon the Distribution, and in accordance with the terms of our amended and restated certificate of incorporation, we reduced the number of votes per share of our Class B common stock with respect to all matters submitted to a vote of our stockholders, other than the election and removal of directors, to one vote per share.

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

Common Stock Class Conversion — On September 24, 2013, the Company’s stockholders approved the conversion of the outstanding shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. As a result, all of the shares of Class B common stock outstanding were converted on a one-for-one basis into shares of Class A common stock.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The adoption of this update effective January 1, 2014, did not have a material impact on our unaudited condensed consolidated financial statements.

2. Acquisition and Divestitures

Acquisition

On January 2, 2014, the Company acquired Earthbound Farm, one of the largest organic produce brands in North America, from the existing shareholders in accordance with an Agreement and Plan of Merger dated December 8, 2013. The acquisition adds to our focus on high-growth product categories that are aligned with emerging customer trends. The total consideration for the acquisition was approximately $600 million, subject to post-closing working capital adjustments and indemnification claims. The acquisition was funded by approximately $615 million in new borrowings under our senior secured credit facilities, including the incremental term loan A-3 facility. See Note 8 “Debt and Capital Lease Obligations”.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $255.0 million. Intangible assets subject to amortization of $104.3 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. Certain estimated values for the Earthbound Farm acquisition are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change once additional information is obtained. We expect to finalize the allocation of the purchase price during 2014.

Earthbound Farm’s results of operations have been included in our unaudited condensed consolidated statements of income and the results of operations of our North America segment from the date of acquisition.

The following table summarizes allocation of the purchase price to the fair value of assets acquired. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the purchase price.

January 2, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$5,638
Inventories	22,658
Other current assets	54,898
Property, plant and equipment	148,254
Other long-term assets	659
Trademarks	150,700
Intangible assets with finite lives	104,300
Liabilities assumed:
Accounts payable and other accruals	54,030
Income taxes and deferred taxes, net	29,159
Obligations under capital leases	22,646

Total identifiable net assets	381,272
Goodwill	227,739

Total purchase price	$609,011

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Earthbound Farm assets into our operations. Goodwill was recorded in the North America segment. The amount of goodwill expected to be tax deductible is approximately $91.0 million.

For the three months ended March 31, 2014, the acquisition of Earthbound Farm increased our net sales by $146.1 million and our operating income by $8.5 million. In connection with the acquisition of Earthbound Farm, we incurred $7.0 million in expenses for the three months ended March 31, 2014, related to due diligence, investment advisors and regulatory matters. These costs are included in general and administrative expense in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.

The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired Earthbound Farm on January 1, 2013:

	Three months ended March 31,
	2014	2013
	(In thousands, except share data)
Net sales	$830,223	$735,634
Income from continuing operations	32,360	27,011
Diluted earnings per common share	$0.18	$0.16

The historical financial information has been adjusted to give effect to the pro forma adjustments. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2013. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined company nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition.

The pro forma consolidated results primarily reflect the following pro forma pre-tax adjustments:

•	Increase in cost of goods sold of approximately $0.6 million for the three months ended March 31, 2013, representing adjustment to conform to accounting policies relating to capitalization of certain assets.

•	An adjustment of amortization expense to reflect pro forma amortization expense based on the amortization of intangible assets acquired. Based on fair value and useful lives assigned, estimated amortization expense of approximately $0.5 million for the three months ended March 31, 2013 resulting from the acquisition.

•	Additional depreciation expense of approximately $0.8 million for the three months ended March 31, 2013 resulting from the acquisition.

•	Reduction of interest expense of approximately $3.9 million, for the three months ended March 31, 2013, associated with incremental debt issued by the Company to finance the acquisition, amortization of deferred costs attributable to the Company’s term loan A-3 facility, and removal of interest expense related to historical debt of Earthbound Farm paid in connection with the acquisition.

•	An adjustment to reflect tax expense on the Earthbound Farm pre-tax earnings and the above pro forma adjustments at an assumed 35% federal statutory tax rate.

Divestitures

SoFine

On March 31, 2014, we completed the sale of the operations of SoFine Foods BV (“SoFine”), a wholly-owned subsidiary that operated a soy-based meat-alternatives business in the Netherlands. Management’s intention to pursue a sale was based on the strategic decision to exit this non-core business of the Europe segment. In the fourth quarter of 2013, a write-down of $9.8 million was recorded and included in operating expenses in our financial statements. SoFine’s assets and liabilities were included in the Europe segment and the fair value was determined based on the estimated selling price, less cost to sell.

Idaho Dairy Farm

In 2013, management approved a plan to sell the assets of its dairy farm located in Idaho. Management’s decision to pursue a sale was based on the strategic decision to focus on North America’s core processing, marketing and distribution capabilities. In conjunction with the sale of the Idaho dairy farm, for the year ended December 31, 2013, we recorded an impairment charge of $11.1 million included in asset disposal and exit costs in our financial statements. Cash received at the time of sale in the fourth quarter of 2013 was $31.0 million, net of disposal costs. In addition, we recorded a note receivable for $6.4 million which is expected to be collected by the end of the second quarter of 2014.

In addition to the impairment charge, we recorded a charge of $3.3 million related to lease liabilities, severance and related costs in connection with the Idaho dairy farm sale. Liabilities recorded and the changes therein for the three months ended March 31, 2014 were as follows:

	Accrued charges at December 31, 2013	Costs paid or otherwise settled	Reversal of prior expense	Accrued charges at March 31, 2014
	(In thousands)
Lease liability	$2,674	$(583)	$(351)	$1,740
Severance and related costs	632	(545)	—	87

Total	$3,306	$(1,128)	$(351)	$1,827

We expect cash payments for the lease liability and severance and related costs to be completed by the end of 2014.

During the three months ended March 31, 2014, we recorded a reversal of $0.7 million of the prior expenses of which $0.3 million related to the impairment charge and $0.4 million related to the lease liability.

3. Joint Venture with China Mengniu Dairy Company

On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture intends to manufacture, market and sell a range of nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. The joint venture is in the final stages of completing its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings, Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility currently under construction in China, where the joint venture intends to manufacture its products. Mengniu is the majority owner of Yashili. The purchase price for Zhengzhou is expected to be approximately $80.7 million (RMB 504 million), including approximately $60.3 million (RMB 377 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations. Each joint venture party’s share of the purchase price for Zhengzhou will be consistent with its ownership interest in the venture. The parties expect to make additional investments to support the start-up and commercialization of the joint venture.

Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. During the three month period ended March 31, 2014, we contributed $47.3 million of cash to the joint venture.

In connection with the formation of the joint venture, we incurred $0.3 million in expenses for the three month period ended March 31, 2014, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.

4. Transactions with Morningstar Foods, LLC (“Morningstar”)

On January 3, 2013 Dean Foods sold its wholly-owned subsidiary Morningstar Foods LLC to Saputo Inc. an unaffiliated third party, and after such sale Morningstar was no longer considered a related party. In connection with this sale, we modified certain of the commercial agreements between us and Morningstar. These modifications, with the exception of the Morningstar Asset Purchase Agreement, are primarily timing modifications and did not have a material impact on our results of operations.

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

Transitional Sales Agreements

In connection with and effective as of our initial public offering, we entered into an agreement with Morningstar, a then wholly-owned Dean Foods subsidiary, pursuant to which Morningstar transferred back to us responsibility for sales and associated costs of certain WhiteWave products over a term of up to nine months after the completion of the Morningstar sale. During the three months ended March 31, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statements of income for the three months ended March 31, 2013. The sales transition was substantially completed during the early part of the second quarter of 2013.

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

5. Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$84,598	$67,956
Finished goods	94,159	90,613

Total	$178,757	$158,569

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

	North America	Europe	Total
	(In thousands)
Balance at December 31, 2013	$600,316	$172,027	$772,343
Acquisition	227,739	—	227,739
Foreign currency translation	—	343	343

Balance at March 31, 2014	$828,055	$172,370	$1,000,425

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$505,399	$—	$505,399	$354,527	$—	$354,527
Intangible assets with finite lives:
Customer-related and other (1)	131,959	(21,078)	110,881	40,189	(18,789)	21,400
Supplier relationships (1)	12,000	(240)	11,760	—	—	—
Non-compete agreements (1)	600	(50)	550	—	—	—

Total	$649,958	$(21,368)	$628,590	$394,716	$(18,789)	$375,927

(1)	The increase in carrying amounts is attributable to the Earthbound Farm acquisition in the amount of $255.0 million and the result of foreign currency translation adjustments in the amount of $0.2 million.

Amortization expense on finite-lived intangible assets for the three months ended March 31, 2014 and 2013 was $2.6 million and $0.7 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2014	$10.2
2015	10.1
2016	9.8
2017	9.6
2018	9.5

7. Income Taxes

Our historical provision for income taxes was prepared on a separate return basis as if the Company was a stand-alone entity for periods prior to the Distribution. Prior to the Distribution, the Company was included in the Dean Foods’ U.S. consolidated federal income tax return and also filed some U.S. state income tax returns on a combined basis with Dean Foods. For periods subsequent to the Distribution, the Company will file its own U.S. federal and state income tax returns. Our foreign subsidiaries file local income tax returns in the jurisdictions in which they operate.

For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.

The effective tax rate for the first quarter of 2014 was 32.1% compared to 36.0% for the first quarter of 2013. The decrease was primarily due to a reduction in our deferred tax liabilities in the first quarter 2014 as a result of a lower state apportionment, coupled with state tax audit settlements and other tax adjustments that unfavorably impacted the first quarter of 2013. Changes in the relative profitability of our operating segments, as well as, changes to federal, state and foreign tax laws, may cause the rate to change from historical rates.

8. Debt and Capital Lease Obligations

Our outstanding debt and capital lease obligations as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014			December 31, 2013
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,270,440	1.80	%*	$662,650	1.76	%*
Capital lease obligations	22,393			—
Less current portion	(22,612)			(15,000)

Total long-term debt	$1,270,221			$647,650

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, Term Loan A-2, and Term Loan A-3.

Senior Secured Credit Facilities

On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, consisting of a five-year revolving credit facility in a principal amount of $850 million, an original five-year $250 million term loan A-1, and an original seven-year $250 million term loan A-2. As of March 31, 2014, the revolving credit facility and term loan A-1 bear interest at a rate of LIBOR plus 1.50% and the term loan A-2 at a rate of LIBOR plus 1.75%. We capitalized $12.4 million of deferred financing fees, which are being amortized over the term of the respective credit or term loan facility. Deferred financing fees are included in identifiable intangible and other assets in our unaudited condensed consolidated balance sheets.

In conjunction with the January 2, 2014 acquisition of Earthbound Farm, under the terms of the Credit Agreement, we entered into an Incremental Term Loan Agreement to establish a new incremental seven-year term loan A-3 facility in an aggregate principal amount of $500.0 million (the “Incremental Term Loan Agreement”). As of March 31, 2014, the term loan A-3 carried interest at a rate of LIBOR plus 1.75% per annum. We capitalized $3.3 million of financing fees, which are being amortized over the term of the term loan facility. Deferred financing fees are included in identifiable intangible and other assets in our consolidated balance sheets. We also amended the Credit Agreement on January 2, 2014, in order to, among other things, reset an accordion feature that allows for our senior secured credit facilities to be increased by up to $500.0 million, subject to lenders commitments, and increased the limit of swing line loans to $85.0 million.

As of March 31, 2014, we had outstanding borrowings of $1.27 billion under our $1.83 billion senior secured credit facilities, of which $980.0 million consists of term loan borrowings and $290.4 million consists of borrowings under the $850.0 million revolving portion of our senior secured credit facilities. We had $4.9 million in outstanding letters of credit issued under our revolving credit facility. We had immediate additional borrowing capacity of $554.7 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

Alpro Revolving Credit Facility

In the three months ended March 31, 2014, Alpro maintained a revolving credit facility not to exceed €10 million ($13.8 million) (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million ($13.8 million) (or its currency equivalent) letters of credit. At March 31, 2014, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on December 9, 2014.

Capital Lease Obligations

In conjunction with the January 2, 2014 acquisition of Earthbound Farm, the Company became party to leases of certain operating facilities and equipment under capital lease arrangements which bear interest at rates of 3.1% to 6.3% and have expiration dates through 2033. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheet.

9. Derivative Financial Instruments and Fair Value Measurement

Interest Rates

We maintain an interest rate swaps portfolio with a total notional value of $650 million and all with a maturity date of March 31, 2017 (the “2017 swaps”). We are the counterparty to the financial institutions under these swap agreements and are responsible for any required settlements, and the sole beneficiary of any receipts of funds, pursuant to their terms. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of the interest rate swaps.

The following table summarizes the terms of the interest rate swap agreements as of March 31, 2014:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000

We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked-to-market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheets. Losses on these contracts were $0.8 million and $0.02 million for the three months ended March 31, 2014 and 2013, respectively. Gains and losses are recorded in other expense (income) in our unaudited condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 is included in the table below.

Credit risk under these arrangements is believed to be remote as the counterparties to the interest rate swap agreements are major financial institutions; however, if any of the counterparties to the swap agreements become unable to fulfill their obligation, we may lose the financial benefits of these arrangements.

Commodities

We are exposed to commodity and raw material price fluctuations, including for organic and conventional milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, organic greens and produce, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity, but can be longer in limited cases. These contracts are considered normal purchases. In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified financial institutions for commodities associated with the production and distribution of our products. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings when the anticipated transaction is recorded in the income statement. Any ineffectiveness in our commodity hedges is recorded as an adjustment to distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three months ended March 31, 2014 and 2013. A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency

Our international operations represented approximately 17.7% and 15.1% of our long-lived assets and net sales, respectively, as of and for the three months ended March 31, 2014. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates related to the purchase of raw materials. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three months ended March 31, 2014 and 2013.

Fair Value - Derivatives

As of March 31, 2014 and December 31, 2013, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$—	$—	$679	$634
Commodities contracts - current (1)	348	1,162	—	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	18,492	18,255
Interest rate swap contracts - noncurrent (2)	—	—	22,611	26,667

Total derivatives	$348	$1,162	$41,782	$45,556

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our unaudited condensed consolidated balance sheets.
(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our unaudited condensed consolidated balance sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
(Gains)/losses on foreign currency contracts (1)	$160	$(78)
(Gains)/losses on commodities contracts (2)	(823)	—

(1)	Recorded in cost of goods sold in our unaudited condensed consolidated statements of income.
(2)	Recorded in distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income.

Based on current exchange rates and commodity prices, we estimate that $0.7 million of hedging activity related to our foreign currency contracts and $0.3 million of hedging activity related to our commodities contracts will be reclassified from accumulated other comprehensive loss into income within the next 12 months.

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

A summary of our assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy as of March 31, 2014 and December 31, 2013 is as follows:

	Fair value as of March 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$12,108	$12,108	$—	$—
Supplemental Executive Retirement Plan investments	1,791	1,791	—	—
Commodities contracts	348	—	348	—
Deferred compensation investments	4,136	—	4,136	—

	$18,383	$13,899	$4,484	$—

Liabilities:
Foreign currency contracts	$679	$—	$679	$—
Interest rate swap contracts	41,103	—	41,103	—

	$41,782	$—	$41,782	$—

	Fair value as of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$11,617	$11,617	$—	$—
Supplemental Executive Retirement Plan investments	1,790	1,790	—	—
Commodities contracts	1,162	—	1,162	—
Deferred compensation investments	4,637	—	4,637	—

	$19,206	$13,407	$5,799	$—

Liabilities:
Foreign currency contracts	$634	$—	$634	$—
Interest rate swap contracts	44,922	—	44,922	—

	$45,556	$—	$45,556	$—

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

The Supplemental Executive Retirement Plan (“SERP”) investments are primarily invested in money market funds and are held at fair value. We classify these assets as Level 1 as fair value can be corroborated based on quoted market prices for identical instruments in active markets. Changes in the fair value are recorded in general and administrative expense in our condensed consolidated statements of income.

The deferred compensation investment is primarily invested in money mutual funds and is held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. Changes in the fair value are recorded in general and administrative expense in our condensed consolidated statements of income.

Due to their near-term maturities, the carrying amounts of trade accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facilities are variable, their fair values approximate their carrying values.

10. Share-Based Compensation

Twenty million shares of our Class A common stock are reserved for issuance under the 2012 Stock Incentive Plan (the “2012 SIP”) upon the exercise of stock options, restricted stock units (“RSUs”), or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also includes awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control and in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon death or qualified disability, and (iii) with the exception of the awards granted in connection with the initial public offering, an employee with 10 years of service retires after reaching the age of 55.

Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering.

On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock. These Dean Foods equity-based awards included Dean Foods stock options (whether vested or unvested), unvested RSUs and unvested Dean Foods restricted stock awards held by our non-employee directors on the date of the Distribution. The options to purchase Dean Foods common stock held by our directors and employees were converted to options to purchase our Class A common stock in a manner that preserved the life and aggregate intrinsic value in the converted stock option and continued the same proportionate relationship between the exercise price and the value of our Class A common stock as existed with respect to the Dean Foods common stock immediately prior to the Distribution. The conversion was effected based on a formula using the volume weighted average price of Dean Foods common stock and our Class A common stock during the five trading day period ended on the second trading day preceding the Distribution. The unvested Dean Foods RSUs held by our directors and employees were converted to WhiteWave RSUs in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods RSU (determined using the same volume weighted average values as described above). The unvested Dean Foods phantom shares held by our employees were converted to WhiteWave phantom shares in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods phantom share (determined using the same volume weighted average values as described above). Dean Foods restricted stock awards held by our directors on the date of the Distribution were converted into restricted stock awards with respect to our Class A common stock by (i) applying the same volume weighted average values as described above and (ii) subtracting any shares of our Class A common stock and Class B common stock received by our directors in the Distribution in respect of such Dean Foods restricted stock awards. We did not recognize any incremental expense in connection with the conversion of Dean Foods’ equity-based awards into WhiteWave awards.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(In thousands)
Share-based compensation expense:
Stock options	$4,540	$3,489
RSUs	5,085	3,323
Phantom shares	1,943	1,381
SARs	171	316

Total share-based compensation expense	$11,739	$8,509

Share-based compensation expense shown above reflect expenses for Dean Foods equity and liability plans that converted to equivalent WhiteWave equity and liability plans upon the spin-off transaction.

Stock Options

Under the terms of the 2012 SIP, our employees may be granted options to purchase our common stock at a price equal to the market price on the date the option is granted. Our employee options vest one-third on each of the first, second and third anniversary of the grant date.

Share-based compensation expense for stock options is recognized ratably over the vesting period. The expense totaled $4.5 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2014	2013
Expected volatility	28% - 29%	28%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.82% to 2.10%	1.13%

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

The following table summarizes stock option activity during the three months ended March 31, 2014:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2014	11,120,585	$17.12
Granted	1,193,347	26.43
Forfeited, cancelled and expired (1)	(10,613)	25.05
Exercised	(122,079)	19.79

Options outstanding at March 31, 2014	12,181,240	$18.00	6.38	$128,390,946

Options vested and expected to vest at March 31, 2014	12,058,542	$17.97	6.35	$127,490,129
Options exercisable at March 31, 2014	8,126,554	$17.73	5.12	$87,880,895

(1)	Pursuant to the terms of the 2012 SIP, options that are cancelled or forfeited may be available for future grants.

During the three months ended March 31, 2014, we received $2.4 million of cash from stock option exercises. At March 31, 2014, there was $15.6 million of total unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.91 years.

RSUs

RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the three months ended March 31, 2014:

RSUs outstanding January 1, 2014	1,247,596
RSUs issued	494,437
Shares issued upon vesting of RSUs	(253,675)
RSUs cancelled or forfeited (1)	(128,367)
Converted from phantom shares	279,504

RSUs outstanding at March 31, 2014	1,639,495

Weighted average grant date fair value per share	$21.58

(1)	Pursuant to the terms of the 2012 SIP, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

Compensation expense for RSUs is recognized ratably over the vesting period. RSU expense totaled $5.1 million and $3.3 million for the three months ended March 31, 2014 and 2013. At March 31, 2014, there was $25.5 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.93 years.

Phantom Shares

We previously granted phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized ratably over the vesting period, which is recorded in general and administrative expenses in the unaudited condensed consolidated statement of income.

On November 14, 2013, the Company’s compensation committee approved the conversion into RSUs of all phantom shares outstanding and unvested, except for the phantom shares held by employees of the Europe Segment. For each phantom share that had a vesting event in February 2014, the conversion of the award was effective immediately after that vesting event. For each phantom share that had a vesting event on a date after February 2014, the conversion of the award was effective on March 1, 2014. Upon conversion, the corresponding liability was reclassified to additional paid-in capital in our unaudited condensed consolidated balance sheets as of the modification date. Going forward, the converted awards will be accounted for as equity-based awards and will not be re-measured at each reporting period. The RSUs will vest ratably over the remaining term of the original phantom shares.

Compensation expense for phantom shares totaled $1.9 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $0.2 million and $4.8 million as of March 31, 2014 and December 31, 2013, respectively. The 2014 cash settlement of WhiteWave phantom shares was $5.4 million.

The following table summarizes the phantom share activity during the three months ended March 31, 2014:

	Shares	Weighted-average grant date fair value per share

Outstanding at January 1, 2014	571,079	$17.11
Granted	1,614	17.00
Converted/paid	(206,833)	17.12
Forfeited	(32,320)	16.61
Converted to RSUs	(279,504)	16.81

Outstanding at March 31, 2014	54,036	$16.48

SARs

We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date.

The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three months ended
	2014 (1)	2013
Expected volatility	—	28%
Expected dividend yield	—	0%
Expected option term	—	6 years
Risk-free rate of return	—	1.13%

(1)	The Company did not grant any SARs to non-employee directors, executive officers, and employees in the three months ended March 31, 2014.

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

The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statement of operations. The expense totaled $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $1.1 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively. The following table summarizes SAR activity during the three months ended March 31, 2014:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2014	293,693	$16.48
Granted	—	—
Forfeited and cancelled (1)	—	—
Exercised	(1,864)	15.16

SARs outstanding at March 31, 2014	291,829	$16.49	8.66	$3,516,228

SARs vested and expected to vest at March 31, 2014	287,323	$16.49	8.66	$3,461,452
SARs exercisable at March 31, 2014	96,041	$16.51	8.65	$1,155,539

(1)	Pursuant to the terms of the 2012 SIP, SARs that are cancelled or forfeited may be available for future grants.

11. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2014 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit plans adjustment (2)	Cumulative translation adjustment	Total
		(In thousands)
Balance at January 1, 2014	$205	$(793)	$(7,852)	$(8,440)
Other comprehensive income/(loss) before reclassifications	(1,195)	45	1,216	66
Amounts reclassified from accumulated other comprehensive income/(loss)	663	(4)	—	659

Other comprehensive income/(loss), net of taxes of $303	(532)	41	1,216	725

Balance at March 31, 2014	$(327)	$(752)	$(6,636)	$(7,715)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”
(2)	The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit plans adjustment (2)	Cumulative translation adjustment	Total
		(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income/(loss) before reclassifications	7	76	(15,523)	(15,440)
Amounts reclassified from accumulated other comprehensive income/(loss)	78	(22)	—	56

Other comprehensive income/(loss), net of taxes of $66	85	54	(15,523)	(15,384)

Balance at March 31, 2013	$(209)	$(1,764)	$(41,099)	$(43,072)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”
(2)	The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement Plans.”

12. Employee Retirement Plans

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

	Three months ended March 31,
	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$452	$440
Interest cost	158	135
Expected return on plan assets	(117)	(88)
Amortization:
Prior service (credit)/cost	3	4
Unrecognized net (gain)/loss	1	18

Net periodic benefit cost	$497	$509

13. Commitments and Contingencies

Lease and Purchase Obligations

We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $4.4 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheet.

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

Litigation, Investigations, and Audits

The Company is involved in various litigation, investigations, and audit proceedings in the normal course of business. It is management’s opinion, after consultation with counsel and a review of the facts, that a material adverse effect on the financial position, liquidity, or results of operations, or cash flows of the Company is not probable or reasonably possible.

14. Segment, Geographic, and Customer Information

Our business is managed by geography and is organized into two operating and reportable segments, North America and Europe, based on our go-to-markets strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our chief executive officer, monitors operating performance, allocates resources, and deploys capital.

The North America segment offers products in the plant-based foods and beverages, coffee creamers and beverages, premium dairy products, and organic greens and produce categories throughout North America, and our Europe segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers. We utilize six manufacturing plants, three distribution centers, and three strategic co-packers across the United States. Additionally, we have three plants in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize a limited number of third-party co-packers for more specialized, low-volume products.

We evaluate the performance of our segments based on net sales and operating income or loss before gains and losses on the sale of businesses, foreign exchange gains and losses, and income tax. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

In addition, the results of the joint venture with Mengniu and the expense related to share-based compensation, which has not been allocated to our segments, are reflected entirely within the caption “Corporate and other”.

The following table presents the summarized income statement amounts by segment:

	Three months ended March 31,
	2014	2013
	(In thousands)
Total net sales:
North America	$704,601	$507,017
Europe	125,622	101,227

Total	$830,223	$608,244

Operating income:
North America	$74,574	$56,211
Europe	10,397	6,703

Total reportable segment operating income	84,971	62,914
Corporate and other	(30,786)	(20,921)

Total operating income	$54,185	$41,993
Other expense:
Interest expense	5,722	4,724
Other expense (income), net	808	(220)

Income before taxes	$47,655	$37,489

Depreciation and amortization:
North America	$21,184	$14,873
Europe	5,672	5,121
Corporate	277	—

Total	$27,133	$19,994

The following tables present sales amounts by product categories:

	Three months ended March 31,
	2014	2013
	(In thousands)
Total net sales:
North America
Plant-based food and beverages	$171,499	$151,061
Coffee creamers and beverages	233,166	214,032
Premium dairy	153,845	141,924
Organic greens and produce	146,091	—

North America net sales	704,601	507,017
Europe
Plant-based food and beverages	125,622	101,227

Total net sales	$830,223	$608,244

The following tables present assets, long-lived assets, and capital expenditures by segment:

	Three months ended March 31,
	2014	2013
	(In thousands)
Assets:
North America	$2,302,813	$1,531,551
Europe	579,733	559,436
Corporate	134,900	79,776

Total	$3,017,446	$2,170,763

Long-lived Assets:
North America	$2,000,674	$1,324,037
Europe	448,344	423,416
Corporate	78,048	17,143

Total	$2,527,066	$1,764,596

	Three months ended March 31,
	2014	2013
	(In thousands)
Capital expenditures:
North America	$38,280	$17,274
Europe	7,987	3,154
Corporate	760	306

Total	$47,027	$20,734

Significant Customers

The Company had a single customer that represented 14.6% and 17.8% of our consolidated net sales in the three months ended March 31, 2014 and 2013, respectively. Sales to this customer are primarily included in our North America segment.

15. Related Party Transactions

Related Party Arrangements

As of July 25, 2013, Dean Foods disposed of its remaining shares of the Company’s commons stock in a registered public offering. As a result and immediately following this offering, Dean Foods has no ownership interest in us and therefore is no longer a related party. Historically, related party transactions and activities involving Dean Foods and its wholly-owned subsidiaries were not always consummated on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist. Prior to the Distribution, sales of our raw materials and finished products that we manufacture for other wholly-owned subsidiaries of Dean Foods have been reflected as related party sales in our consolidated financial statements.

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

During the three months ended March 31, 2013, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of goods sold in our consolidated statements of operations.

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

Cream Supply Agreement — We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we continue to purchase cream from such subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. This agreement formalizes our historical intercompany arrangements and does not impact comparability in our unaudited condensed consolidated statements of income for the three month period ended March 31, 2014 and 2013.

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

Transition Services Agreement — We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Our services consist primarily of marketing and research and development, while Dean Foods’ provides supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other transitional services. Both Dean Foods’ and our services continue for a specified initial term, which vary with the types of services provided, unless terminated earlier or extended according to the terms of the transition services agreement. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services. In the three months ended March 31, 2013, Dean Foods charged us $9.5 million and we charged Dean Foods $1.7 million for services rendered under the transition services agreement. In the three months ended March 31, 2014, Dean Foods charged us $0.9 million and we charged Dean Foods $0.2 million for services rendered under the transition services agreement. The transition services agreement is expected to end in 2014.

16. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. The outstanding shares of Class B common stock give effect to Dean Foods’ contribution of WWF Operating Company’s capital stock to WhiteWave and Dean Foods’ subsequent conversion of a portion of their Class B common stock to Class A common stock prior to the Distribution.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$32,360	$23,998
Denominator:
Average common shares	173,623,354	173,000,000
Basic earnings per share	$0.19	$0.14
Diluted earnings per share computation:
Numerator:
Net income	$32,360	$23,998
Denominator:
Average common shares - basic	173,623,354	173,000,000
Stock option conversion(1)	2,592,072	27,079
Stock units (2)	547,983	105,838
Average common shares - diluted	176,763,409	173,132,917
Diluted earnings per share	$0.18	$0.14

(1)	1,341,572 and 2,445,327 anti-dilutive options were excluded from the calculation for the three months ended March 31, 2014 and 2013, respectively.
(2)	42,935 and 52 anti-dilutive RSUs were excluded from the calculation for the three months ended March 31, 2014 and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to The WhiteWave Foods Company and its operating and non-operating subsidiaries included within our reporting segments and Corporate.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “might,” “will,” “could,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II — Other Information — Item 1A — Risk Factors” in this Form 10-Q, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Overview of the Business

We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic greens and produce throughout North America and Europe. Our widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic premium dairy products and Earthbound Farm organic greens and produce, while our popular European brands of plant-based foods and beverages include Alpro and Provamel.

We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. We sell our products in North America and Europe primarily through our direct sales force and independent brokers.

We have an extensive production and supply chain footprint in the United States. We utilize six manufacturing plants, three distribution centers, and three strategic co-packers across the country. In addition, we have a supply chain footprint across Europe. We have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain that enables us to meet the needs of our customers. We also utilize a limited number of third-party co-packers for certain products. Furthermore, we also have a broad commercial partner network across Europe, which complements our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands, facilitating access to the countries in which we sell our products.

Developments since January 1, 2014

Acquisition of Earthbound Farm

On January 2, 2014, the Company completed the acquisition of Earthbound Farm for approximately $600 million in cash. Earthbound Farm is the largest organic produce brand in North America and the recognized leader in the value-added organic packaged salad category. Earthbound Farm also produces and markets an extensive line of organic fresh fruits and vegetables, frozen fruits and vegetables, and dried fruits and snacks. The acquisition was funded by approximately $615 million in new borrowings under our senior secured credit facilities, including the incremental term loan A-3 facility. Earthbound Farm’s results of operations have been included in our unaudited condensed consolidated statements of income and the results of operations of our North America segment from the date of acquisition.

Formation of Joint Venture in China

On January 5, 2014, the Company announced that it had entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company, to manufacture, market and sell a range of nutritious products in China. The joint venture is owned 49% by the Company and 51% by Mengniu. The joint venture is in the final stages of completing its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings Ltd (“Yashili”), whose primary asset is a production facility currently under construction in China where the joint venture intends to manufacture its products. Mengniu is the majority owner of Yashili. The purchase price for Zhengzhou is expected to be approximately $80.7 million (RMB 504 million). Each joint venture party’s share of the purchase price for Zhengzhou will be consistent with its ownership interest in the venture. The Company and Mengnui expect to make additional investments to support the start-up and commercialization of the joint venture, but the amount of any future additional investments is not currently known. During the three month period ended March 31, 2014, we contributed $47.3 million of cash to the joint venture.

Divestiture of SoFine Foods BV

On March 31, 2014, we completed the sale of the operations of SoFine Foods BV (“SoFine”), a wholly-owned subsidiary that operates a soy-based meat-alternatives business in the Netherlands. Management’s intention to pursue a sale was based on the strategic decision to exit this non-core business of the Europe segment. In the fourth quarter of 2013, a write-down of the assets to fair value was determined based on the estimated selling price, less cost to sell. No additional amounts were recorded in the three months ended March 31, 2014.

Factors Affecting Our Business and Results of Operations

The following trends have impacted our sales and operating income over the past three years and we believe that they will continue to be factors affecting our business and results of operations in the future:

Acquisitions and Formation of Joint Venture

We have grown and intend to continue to grow our business in part by acquiring new brands and businesses, and forming joint ventures, both in the United States and globally. The addition of acquisitions or joint ventures allows us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations. In 2014, we completed the acquisition of Earthbound Farm and entered into a joint venture with Mengniu Dairy in China.

New Product Introductions

We will continue to respond to evolving consumer preferences by delivering innovative products in profitable categories under our trusted brands. We have a proven track record of innovation through either creating or largely developing the organic milk, soymilk, and flavored non-dairy creamer subcategories. Recent successful new product introductions under our Silk, Alpro, Horizon Organic, and International Delight brands further demonstrate our capabilities to develop and expand our categories. We will continue to focus on innovation that we believe will drive increased consumption of our brands.

Increases in Commodity Costs

Our business is heavily dependent on raw materials and other inputs, such as organic and conventional raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, organic greens and produce, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin and diesel fuel. Increases in the costs of raw materials and other inputs in the recent past have exerted pressure on our margins and have led to price increases across our portfolio to mitigate the impacts of these increased costs.

Consumer Preferences for Nutritious, Flavorful, Convenient, and Responsibly Produced Products

The plant-based foods and beverages, coffee creamers and beverages, premium dairy, and organic greens and produce categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. Our plant-based foods and beverages and premium dairy products are well positioned within the dairy and dairy alternatives sector, as well as the organic sector. The growth of the organic sector is outpacing the growth of the overall food and beverage industry and, within dairy and dairy alternatives, our share continues to grow. In addition, our coffee creamers and beverages continue to benefit from the growth and overall size of the coffee and creamers sector.

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

Matters Affecting Comparability

Our results of operations for the three months ended March 31, 2014 and 2013 were affected by the following:

Acquisition of Earthbound Farm

The results of operations of Earthbound Farm have been included in our unaudited condensed consolidated statements of income and the results of operations of our North America segment from the date of acquisition. In connection with the acquisition of Earthbound Farm, we incurred $7.0 million in expenses for the three months ended March 31, 2014, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.

Formation of Joint Venture in China

In connection with the formation of the joint venture with Mengniu, we incurred $0.3 million in expenses for the three month period ended March 31, 2014, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.

Morningstar and Dean Foods Commercial Agreements

In conjunction with our initial public offering on October 31, 2012, WhiteWave entered into several commercial agreements with Morningstar and two wholly-owned subsidiaries of Dean Foods which modified the terms of the historical arrangements. Those agreements altered the price that Dean Foods pays WhiteWave for WhiteWave branded products, the cost WhiteWave pays for products produced and supplied by Morningstar and Dean Foods to WhiteWave, and it eliminated the historical intellectual property agreement for which Morningstar paid a license fee to WhiteWave. In addition, it transferred certain LAND O LAKES branded products from WhiteWave to Dean Foods and other products from Morningstar to WhiteWave. Finally, a transitional services agreement was implemented between the various parties.

During the three months ended March 31, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales were transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statement of income. The transitional sales were substantially completed during the early part of the second quarter of 2013.

We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products for up to 15-months. During this transition, we agreed to provide certain services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until the sales transitioned to Morningstar. The net fees remitted for the three months ended March 31, 2013 were $0.7 million. The transitional services were substantially completed during the early part of the second quarter of 2013.

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

Results of Operations

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$830.2		$584.5
Net sales to related parties	—		21.9
Transitional sales fees	—		1.8

Total net sales	830.2	100.0%	608.2	100.0%
Cost of goods sold	557.0	67.1%	389.7	64.1%

Gross profit (1)	273.2	32.9%	218.5	35.9%
Operating expenses
Selling, distribution, and marketing	147.4	17.8%	125.9	20.7%
General and administrative	72.3	8.7%	50.6	8.3%
Asset disposal and exit costs	(0.7)	(0.1)%	—	0.0%

Total operating expenses	219.0	26.4%	176.5	29.0%

Operating income	54.2	6.5%	42.0	6.9%

Interest and other expenses, net	6.5		4.5
Income tax expense	15.3		13.5

Net Income	$32.4		$24.0

(1)	We include certain shipping and handling costs within selling, distribution, and marketing expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of goods sold.

The key performance indicators for both of our reportable segments are net sales and operating income, which are presented in the segment results tables and discussion below.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Consolidated Results

Total net sales — Total net sales by segment are shown in the table below:

	Three Months Ended March 31,
	2014	2013	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
North America	$704.6	$507.0	$197.6	39.0%
Europe	125.6	101.2	24.4	24.1%

Total	$830.2	$608.2	$222.0	36.5%

The changes in total net sales were due to the following:

	Change in net sales Three months ended March 31, 2014 vs. March 31, 2013
	Acquisition	Volume	Pricing and product mix changes	Total increase / (decrease)
	(in millions)
North America	$146.1	$43.6	$7.9	$197.6
Europe	—	17.7	6.7	24.4

Total	$146.1	$61.3	$14.6	$222.0

Total net sales — Consolidated total net sales increased $222.0 million, or 36.5%, for the three months ended March 31, 2014 compared to the same period in 2013. Excluding the impact of our Earthbound Farm acquisition, which increased sales $146.1 million, net sales increased 12.5%. This increase was principally driven by strong volume growth in both North America and Europe, but was also aided somewhat by price increases in North America. Net sales in Europe also benefited from favorable currency translation.

Cost of goods sold — Cost of goods sold increased $167.3 million, or 42.9%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase was driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical North America and Europe businesses. In aggregate, commodity costs in 2014 were relatively flat compared to the same period in the prior year.

Gross profit — Gross profit margin decreased to 32.9% for the three months ended March 31, 2014 from 35.9% for the same period in 2013. Excluding the impact of Earthbound Farm, gross profit margin increased 80 basis points to 36.7%. The increase was driven principally by a favorable product mix and the benefits of pricing in North America.

Operating expenses — Total operating expenses increased $42.5 million, or 24.1%, for the three months ended March 31, 2014 compared to the same period in 2013.

Selling, distribution, and marketing costs increased $21.5 million, or 17.1%. Excluding the impact of Earthbound Farm, selling, distribution, and marketing costs increased 12.0%. This increase was driven primarily by higher distribution costs linked to higher sales volume, coupled with an increase in marketing investments in support of our leading brands.

General and administrative expenses increased $21.7 million, or 42.9%. Excluding the impact of Earthbound Farm, general and administrative expenses increased $14.4 million or 28.5%. In the first quarter of 2014, we incurred $7.3 million of transaction and acquisition related costs primarily associated with the closing of the Earthbound Farm acquisition. In addition, we had higher expense related to the long term incentive plan including phantom shares whose expense is tied to our higher stock price. We also incurred $1.1 million of expense related to administrative costs of our joint venture in China, which we announced earlier this year. The remainder of the increase is attributable to higher employee related costs, along with modestly higher consulting and legal expenses.

Interest and other expense, net — Interest and other expense for the three months ended March 31, 2014 increased $2.0 million, primarily driven by higher interest expense related to increased debt levels resulting from the financing of the Earthbound Farm acquisition. Higher interest expense was partially offset by an annual interest rebate of $1.6 million received on certain loans outstanding in the first quarter of 2014. Accordingly, we expect our quarterly interest expense for the remainder of 2014 to be higher than the first quarter. In the first quarter of 2014, interest and other expense also includes expense of $0.8 million related to mark-to-market losses on our interest rate swaps, compared to nil million for the same period in 2013.

Income taxes — The effective tax rate for the first quarter of 2014 was 32.1% compared to 36.0% for the first quarter of 2013. The decrease was primarily due to a reduction in our deferred tax liabilities in the first quarter 2014 as a result of a lower state apportionment, coupled with state tax audit settlements and other tax adjustments that unfavorably impacted the first quarter of 2013. Changes in the relative profitability of our operating segments, as well as, changes to federal, state and foreign tax laws, may cause the rate to change from historical rates.

North America Segment Results

The following table presents certain financial information concerning our North America segment’s financial results:

	Three Months Ended March 31,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$704.6		$483.3		$221.3	45.8%
Net sales to related parties	—		21.9		(21.9)	(100.0)%
Transitional sales fees	—		1.8		(1.8)	(100.0)%

Total net sales	704.6	100.0%	507.0	100.0%	197.6	39.0%
Cost of goods sold	483.1	68.6%	329.7	65.0%	153.4	46.5%

Gross profit	221.5	31.4%	177.3	35.0%	44.2	24.9%
Operating expenses	146.9	20.8%	121.1	23.9%	25.8	21.3%

Operating income	$74.6	10.6%	$56.2	11.1%	$18.4	32.7%

Total net sales — Total net sales increased $197.6 million, or 39.0%, for the three months ended March 31, 2014 compared to the same period in 2013. Excluding the impact of our Earthbound Farm acquisition, net sales increased 10.2%, primarily driven by volume growth across all platforms, led by particularly strong growth in plant-based food and beverages. Net sales also benefited from the impact of pricing actions taken in late 2013 in premium dairy and plant-based food and beverages.

Cost of goods sold — Cost of goods sold increased $153.4 million, or 46.5%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase was driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical platforms. In aggregate, commodity costs in 2014 were relatively flat compared to the same period in the prior year.

Gross profit — Gross profit margin, excluding the impact of the Earthbound Farm acquisition, increased 70 basis points to 35.7% for the three months ended March 31, 2014. The increase was driven by a favorable product mix and price increases.

Operating expenses — Operating expenses increased $25.8 million, or 21.3%, for the three months ended March 31, 2014 compared to the same period in 2013. Excluding the impact of Earthbound Farm, operating expenses increased $12.1 million or 10.0%. This increase was driven by higher distribution costs linked to higher sales volume, along with higher marketing investments. In addition, general and administrative expenses increased driven by higher employee related costs, along with higher market research, consulting, and legal costs.

Europe Segment Results

The following table presents certain financial information concerning our Europe segment’s financial results:

	Three Months Ended March 31,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$125.6	100.0%	$101.2	100.0%	$24.4	24.1%
Cost of goods sold	73.9	58.8%	60.0	59.3%	13.9	23.2%

Gross profit	51.7	41.2%	41.2	40.7%	10.5	25.5%
Operating expenses	41.3	32.9%	34.5	34.1%	6.8	19.7%

Operating income	$10.4	8.3%	$6.7	6.6%	$3.7	55.2%

Net sales — Net sales increased $24.4 million, or 24.1%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was driven principally by continued strong volume growth, especially in yogurt and plant-based beverages, led by almond. Favorable currency translation contributed approximately 5 percentage points of growth.

Cost of goods sold — Cost of goods sold increased $13.9 million, or 23.2%, for the three months ended March 31, 2014 compared to the same period in 2013 driven principally by higher sales volumes. A higher cost product mix, driven by faster growth in products that are co-packed by third parties, also contributed to the higher costs, but this impact was partially offset by cost reduction initiatives.

Gross profit — Gross profit margin increased to 41.2% for the three months ended March 31, 2014 compared to 40.7% for the same period in 2013. This increase was primarily driven by the impact of cost reduction initiatives.

Operating expenses — Operating expenses increased $6.8 million, or 19.7%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was driven by volume related increases in distribution expense, increased marketing investments, and higher employee-related costs.

Liquidity and Capital Resources

Debt Facilities

As of April 30, 2014, we had outstanding borrowings of $1.28 billion under our current $1.83 billion senior secured credit facilities, of which $980.0 million consists of term loan borrowings and $303.1 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. We had $4.9 million in outstanding letters of credit issued under our revolving credit facility. We had additional borrowing capacity of approximately $542.0 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of April 30, 2014, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 1.50% per annum for the currently $234.4 million term loan A-1 facility and the revolving credit facility, LIBOR plus 1.75% per annum for the currently $246.9 million term loan A-2 facility and currently $498.8 million term loan A-3 facility.

In the three months ended March 31, 2014, Alpro maintained a revolving credit facility not to exceed €10 million ($13.8 million) (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million ($13.8 million) (or its currency equivalent) letters of credit. At March 31, 2014, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on December 9, 2014.

As of March 31, 2014, we were in compliance with all related (or associated) debt covenants.

Liquidity

Based on current and anticipated level of operations, we believe that our cash on hand, together with operating cash flows, and amounts expected to be available under our senior secured credit facilities, will be sufficient to meet our anticipated liquidity needs over the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, other general corporate purposes, and financial obligations such as payments under the senior secured credit facility. We may evaluate and consider strategic acquisitions, divestitures, joint ventures, and stock repurchases, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures by us or generate proceeds for us. In connection with such transactions, or to fund other anticipated uses of cash, we may seek additional debt financing or issue equity securities.

As of March 31, 2014, $58.1 million of our total cash on hand of $58.6 million was attributable to our foreign operations and currently domiciled outside the U.S. We currently anticipate permanently reinvesting our foreign earnings outside the U.S.

Capital Resources

Our board of directors has authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. The primary purpose of the program is to offset dilution from the Company’s equity compensation plans, but the Company also may make discretionary purchases. Shares may be repurchased under the program from time to time in one or more open market or other transactions, at the discretion of the Company, subject to market conditions and other factors. The authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases. To date, no shares have been repurchased under the share repurchase program.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
	2014	2013	Change
	(In millions)
Net cash flows from:
Operating activities	$67.6	$(11.2)	$78.8
Investing activities	(715.6)	41.0	(756.6)
Financing activities	605.0	(39.2)	644.2
Effect of exchange rate changes on cash and cash equivalents	0.5	(2.6)	3.1

Net decrease in cash and cash equivalents	$(42.5)	$(12.0)	$(30.5)

Operating Activities

Net cash provided by operating activities was $67.6 million for the three months ended March 31, 2014 compared to net cash used in operating activities of $11.2 million for the three months ended March 31, 2013. The higher level of cash provided from operating activities in 2014 was primarily due to higher net income, including Earthbound Farm, and the impact of changes in the working capital accounts. In particular, in 2014, we experienced a more modest increase in accounts receivable driven by improved collection performance when compared to the prior year. In addition, the cash flow impact of changes in accounts payables and accrued expenses in 2014 was favorable when compared to the prior year due to the timing of accounts payable disbursements and lower incentive-based compensation payments in 2014 as compared to the same period in 2013.

Investing Activities

Net cash used in investing activities was $715.6 million for the three months ended March 31, 2014 compared to net cash provided by investing activities of $41.0 million for the three months ended March 31, 2013. The change was primarily driven by the purchase of Earthbound Farm and, to a lesser extent, a $44.3 million increase in payments of property, plant, and equipment. In addition, in the prior year, we received $61.8 million in proceeds from the sale of certain assets in connection with Dean Foods’ disposition of Morningstar.

Financing Activities

Net cash provided by financing activities was $605.0 million for the three months ended March 31, 2014 compared to net cash used of $39.2 million for the three months ended March 31, 2013. The increase was principally driven by $615.0 million of new borrowings related to the Earthbound Farm acquisition.

Contractual Obligations and Other Long-Term Liabilities

There have been no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Long-Term Liabilities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 with the exception of the impact related to the acquisition of Earthbound Farm and related lease obligations. The following table presents new lease obligations that arose in 2014 due to the Earthbound Farm acquisition.

	Payments Due by Period as of March 31, 2014
		Remainder of
	Total	2014	2015 - 2016	2017 - 2018	After 2018
	(In thousands)
Farm land leases	$25,996	$4,015	$6,225	$4,644	$11,112
Capital leases	22,393	780	2,276	2,579	16,758
Operating leases	778	319	363	96	—

Total	$49,167	$5,114	$8,864	$7,319	$27,870

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

The process of preparing our consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual results may differ materially from these estimates. We have identified the following policies as critical accounting policies:

•	Goodwill and Intangible Assets;

•	Revenue Recognition, Sales Incentives, and Trade Accounts Receivable;

•	Share-Based Compensation;

•	Property, Plant, and Equipment; and

•	Income Taxes.

These critical accounting policies are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The adoption of this update effective January  1, 2014, did not have a material impact on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”) and, based upon such evaluation, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

Except for the change noted below, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended March 31, 2014, we completed the acquisition of Earthbound Farm, as discussed in Note 2, Acquisition and Divestitures, in the Notes to the Consolidated Financial Statements included in this Form 10-Q. As part of the post-closing integration, we are in the process of completing a more complete review of Earthbound Farm’s internal control over financial reporting and are refining and harmonizing Earthbound Farm’s internal controls and processes with those of the Company. Management intends to exclude the internal controls of Earthbound Farm from its annual assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2014. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

Part II — Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2C. Issuer Purchases of Equity Securities

On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of March 31, 2014, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Item 6. Exhibits

10.1	Form of Amendment to the Change in Control Agreement dated March 11, 2014 between The WhiteWave Foods Company and Gregg L. Engles, Blaine E. McPeak and Thomas N. Zanetich

10.2	Fiscal Year 2014 Short-Term Incentive Compensation Plan—Corporate

10.3	Fiscal Year 2014 Short-Term Incentive Compensation Plan—WWF Operating Company

10.4	Fiscal Year 2014 Short-Term Incentive Compensation Plan—Europe

10.5	Fiscal Year 2014 Short-Term Incentive Compensation Plan—Earthbound Farm

10.6	Form of 2013 Restricted Stock Unit Award Agreement for Executive Officers (US)

10.7	Form of 2013 Restricted Stock Unit Award Agreement for Executive Officers (EU)

10.8	Form of 2014 Stock Option Award Agreement for Executive Officers (US)

10.9	Form of 2014 Stock Option Award Agreement for Executive Officers (EU)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.

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

May 8, 2014