Form 10-Q
period 2014-06-30
WHITEWAVE FOODS Co
filed 2014-08-07
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
 _______________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-35708
  _______________________________

The WhiteWave Foods Company
(Exact name of the registrant as specified in its charter)
 _______________________________

Delaware	46-0631061
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1225 Seventeenth Street, Suite 1000
Denver, Colorado 80202
(303) 635-4500
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)
  _______________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of July 31, 2014, there were 174,146,345 outstanding shares of common stock, par value $0.01 per share.

ii

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)

The WhiteWave Foods Company
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$65,953	$101,105
Trade receivables, net of allowance of $1,452 and $1,345	185,113	146,864
Inventories	188,234	158,569
Deferred income taxes	30,404	26,588
Prepaid expenses and other current assets	42,992	23,095
Total current assets	512,696	456,221
Investment in unconsolidated entity	46,365	—
Property, plant, and equipment, net	904,685	659,683
Identifiable intangible and other assets, net	648,505	394,937
Goodwill	999,633	772,343
Total Assets	$3,111,884	$2,283,184
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$431,085	$357,106
Current portion of debt and capital lease obligations	24,191	15,000
Income taxes payable	1,946	14,294
Total current liabilities	457,222	386,400
Long-term debt and capital lease obligations	1,300,387	647,650
Deferred income taxes	263,356	237,765
Other long-term liabilities	45,254	49,930
Total liabilities	2,066,219	1,321,745
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock (formally Class A Common stock), $0.01 par value; 1,700,000,000 shares authorized, 174,112,568 issued and outstanding at June 30, 2014; 173,452,896 issued and outstanding at December 31, 2013	1,741	1,735
Class B common stock, $0.01 par value; 175,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	868,199	851,017
Retained earnings	183,894	117,127
Accumulated other comprehensive loss	(8,169)	(8,440)
Total shareholders’ equity	1,045,665	961,439
Total Liabilities and Shareholders’ Equity	$3,111,884	$2,283,184
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Net sales	$837,926	$600,827	$1,668,149	$1,185,335
Net sales to related parties	—	15,163	—	37,062
Transitional sales fees	—	—	—	1,837
Total net sales	837,926	615,990	1,668,149	1,224,234
Cost of goods sold	552,666	391,777	1,109,675	781,478
Gross profit	285,260	224,213	558,474	442,756
Operating expenses:
Selling, distribution, and marketing	156,910	138,346	304,301	264,284
General and administrative	61,630	43,913	133,916	94,525
Asset disposal and exit costs	(55)	—	(703)	—
Total operating expenses	218,485	182,259	437,514	358,809
Operating income	66,775	41,954	120,960	83,947
Other expense (income):
Interest expense	7,512	4,737	13,234	9,461
Other expense (income), net	3,548	(8,173)	4,356	(8,393)
Total other expense (income)	11,060	(3,436)	17,590	1,068
Income before income taxes	55,715	45,390	103,370	82,879
Income tax expense	20,766	14,181	36,061	27,672
Income before income (loss) in investment in unconsolidated entity	34,949	31,209	67,309	55,207
Income (loss) in investment in unconsolidated entity	(542)	—	(542)	—
Net income	$34,407	$31,209	$66,767	$55,207
Average common shares:
Basic	173,966,917	173,005,352	173,796,646	173,002,691
Diluted	177,589,222	173,909,653	177,200,630	173,567,934
Net income per share:
Basic	$0.20	$0.18	$0.38	$0.32
Diluted	$0.19	$0.18	$0.38	$0.32
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$34,407	$31,209	$66,767	$55,207
Other comprehensive income (loss), net of tax
Change in minimum pension liability, net of tax benefit (expense) of ($2), $12, ($16), and ($12)	4	(26)	45	28
Foreign currency translation adjustment	(660)	5,407	556	(10,116)
Change in fair value of derivative instruments, net of tax benefit (expense) of ($104), $6, $213, and ($38)	202	—	(330)	85
Other comprehensive income (loss), net of tax	(454)	5,381	271	(10,003)
Comprehensive income	$33,953	$36,590	$67,038	$45,204
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock - Formally Class A Common Stock		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2013	173,452,896	$1,735	—	$—	$851,017	$117,127	$(8,440)	$961,439
Net income	—	—	—	—	—	66,767	—	66,767
Share-based compensation	—	—	—	—	15,426	—	—	15,426
Tax benefit from share-based compensation	—	—	—	—	3,010	—	—	3,010
Shares issued in connection with share-based compensation	659,672	6	—	—	1,281	—	—	1,287
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	—	—	(3,491)	—	—	(3,491)
Conversion of phantom shares into restricted stock units (Note 10)	—	—	—	—	956	—	—	956
Other comprehensive income (loss):
Change in minimum pension liability	—	—	—	—	—	—	45	45
Foreign currency translation adjustment	—	—	—	—	—	—	556	556
Change in fair value of derivative instruments	—	—	—	—	—	—	(330)	(330)
Balance at June 30, 2014	174,112,568	$1,741	—	$—	$868,199	$183,894	$(8,169)	$1,045,665
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock - Formally Class A Common Stock		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands except share data)
Balance at December 31, 2012	23,000,000	$230	150,000,000	$1,500	$792,828	$18,086	$(27,688)	$784,956
Net income	—	—	—	—	—	55,207	—	55,207
Share-based compensation	—	—	—	—	10,093	—	—	10,093
Tax shortfall from share-based compensation	—	—	—	—	(463)	—	—	(463)
Shares issued in connection with share-based compensation	20,881	—	—	—	63	—	—	63
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	—		(78)	—	—	(78)
Contributions to equity	—	—	—	—	44,189	—	—	44,189
Conversion of Class B common stock held by Dean Foods into Class A common stock (Note 1)	82,086,000	821	(82,086,000)	(821)	—	—	—	—
Other comprehensive income (loss):
Change in minimum pension liability	—	—	—	—	—	—	28	28
Foreign currency translation adjustment	—	—	—	—	—	—	(10,116)	(10,116)
Change in fair value of derivative instruments	—	—	—	—	—	—	85	85
Balance at June 30, 2013	105,106,881	$1,051	67,914,000	$679	$846,632	$73,293	$(37,691)	$883,964
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,767	$55,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,868	39,975
Share-based compensation expense	15,426	10,093
Amortization of debt issuance costs	1,448	1,207
Asset disposal and exit costs	(703)	—
(Gain) loss on fixed asset disposal	1,189	(847)
Deferred income taxes	(6,463)	18,582
Mark-to-market on interest rate swaps	4,356	(8,150)
Noncash patronage dividends received	(410)	(74)
Loss in investment in unconsolidated entity	542	—
Other	130	301
Net change in operating assets and liabilities, net of acquisition/divestitures	(19,401)	(60,552)
Net cash provided by operating activities	117,749	55,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entity	(47,285)	—
Payments for acquisition, net of cash acquired $5,638	(603,373)	—
Payments for property, plant, and equipment	(139,850)	(53,021)
Proceeds from sale of fixed assets	122	61,956
Net cash provided by (used in) investing activities	(790,386)	8,935
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Dean Foods, net	—	(871)
Proceeds from the issuance of debt	500,000	—
Repayment of debt	(10,000)	(7,500)
Payments of capital lease obligations	(508)	—
Proceeds from revolver line of credit	489,850	307,600
Payments for revolver line of credit	(340,060)	(359,050)
Proceeds from exercise of stock options	1,281	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,491)	—
Tax savings on shared-based compensation	3,196	—
Payment of financing costs	(3,378)	(16)
Net cash provided by (used in) financing activities	636,890	(59,837)
Effect of exchange rate changes on cash and cash equivalents	595	(2,100)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,152)	2,740
Cash and cash equivalents, beginning of period	101,105	69,373
Cash and cash equivalents, end of period	$65,953	$72,113
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Unpaid purchases of plant and equipment	$32,854	$—
Non-cash activity - Conversion of phantom shares to restricted stock units	956	—
Non-cash activity - Distribution to Dean Foods	—	22,950
Non-cash activity - Contribution from Dean Foods	—	10,797
See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013
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
Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission ("SEC") on February 28, 2014. In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations. Our results of operations for the three and six months ended June 30, 2014 and 2013 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
On January 2, 2014, the Company completed its acquisition of Earthbound Farm, a privately owned San Juan Bautista, California based organic produce brand; the results of operations are included in our financial statements from the date of acquisition and are included in the North America segment.
Certain reclassifications of previously reported amounts have been made to conform to current year presentation in the unaudited condensed consolidated statements of cash flows, unaudited condensed consolidated statements of shareholders' equity, and Note 14 “Segment, Geographic, and Customer Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of income and statements of cash flows.
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
Effective May 15, 2014, the Company amended its charter to change the classification of its Class A common stock to common stock.  As a result, the Company has one class of capital stock outstanding called common stock.
Recently Issued Accounting Pronouncements — In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The adoption of this update effective January 1, 2014, had no impact on our unaudited condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to change the criteria for reporting discontinued operations and modify related disclosure requirements. The new guidance is effective on a prospective basis for the Company beginning with its Consolidated Financial Statements for the year ending December 31, 2015. We will evaluate the effects, if any, adoption of this guidance will have on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning December 15, 2016. Early adoption is not permitted. We are currently evaluating the effects, if any, adoption of this guidance will have on the Company's consolidated financial statements.
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
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $255.6 million. Intangible assets subject to amortization of $104.9 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. Certain estimated values for the Earthbound Farm acquisition are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change once additional information is obtained. We expect to finalize the allocation of the purchase price during 2014.
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

January 2, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$5,638
Inventories	22,658
Other current assets	54,898
Property, plant and equipment	147,390
Other long-term assets	659
Trademarks	150,700
Intangible assets with finite lives	104,900
Liabilities assumed:
Accounts payable and other accruals	54,785
Income taxes and deferred taxes, net	29,159
Obligations under capital leases	21,614
Total identifiable net assets	381,285
Goodwill	227,726
Total purchase price	$609,011
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Earthbound Farm assets into our operations. Goodwill was recorded in the North America segment. The amount of goodwill expected to be tax deductible is approximately $91.0 million.
For the three and six months ended June 30, 2014, the acquisition of Earthbound Farm increased our net sales by $153.1 million and $299.2 million, respectively, and our operating income by $14.1 million and $22.6 million, respectively. In connection with the acquisition of Earthbound Farm, we incurred $0.2 million and $7.2 million in expenses for the three and six months ended June 30, 2014, respectively, related to due diligence, investment advisors and regulatory matters. These acquisition costs and other non-recurring charges are included in the earliest period presented in the below table. These costs are included in general and administrative expense in our unaudited condensed consolidated statements of income in the periods in which they were incurred. These expenses have not been allocated to our segments and are reflected entirely within corporate and other.
The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired Earthbound Farm on January 1, 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Net sales	$837,926	$756,898	$1,668,149	$1,492,532
Income from continuing operations	35,173	39,456	74,467	59,309
Diluted earnings per common share	$0.20	$0.23	$0.42	$0.34
The historical financial information has been adjusted to give effect to the pro forma adjustments. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2013. The diluted earnings per share in 2013 reflects pro forma tax adjustments that do not include income tax expense on historical Earthbound Farm income from continuing operations because Earthbound Farm was classified as a partnership for income tax purposes. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined company nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition. The pro forma consolidated results reflect purchase accounting adjustments primarily related to cost of goods sold, depreciation and amortization expense, interest expense and tax expense.
Divestitures
SoFine
On March 31, 2014, we completed the sale of SoFine Foods BV (“SoFine”), a wholly-owned subsidiary that operated a soy-based meat-alternatives business in the Netherlands. Management’s intention to pursue a sale was based on the strategic decision to exit this non-core business of the Europe segment. In the fourth quarter of 2013, a write-down of $9.8 million was recorded and included in operating expenses in our financial statements. SoFine’s assets and liabilities were included in the Europe segment and the fair value was determined based on the estimated selling price, less cost to sell.
Idaho Dairy Farm
In 2013, management approved a plan to sell the assets of its dairy farm located in Idaho which was completed in the fourth quarter of 2013. Management’s decision to sell the Idaho dairy farm was based on the strategic decision to focus on North America’s core processing, marketing and distribution capabilities. In conjunction with the sale of the Idaho dairy farm, we recorded an impairment charge of $11.1 million included in asset disposal and exit costs in our financial statements. Cash received at the time of sale in the fourth quarter of 2013 was $31.0 million, net of disposal costs. In addition, we recorded a note receivable for $6.4 million which was fully collected by the end of the second quarter of 2014.
In addition to the impairment charge, we recorded a charge of $3.3 million related to lease liabilities, severance and related costs in connection with the Idaho dairy farm sale. Liabilities recorded and the changes therein for the six months ended June 30, 2014 were as follows:

	Accrued charges at December 31, 2013	Costs paid or otherwise settled	Reversal of prior expense	Accrued charges at June 30, 2014
	(In thousands)
Lease liability	$2,674	$(762)	$(351)	$1,561
Severance and related costs	632	(598)	(55)	(21)
Total	$3,306	$(1,360)	$(406)	$1,540

We expect cash payments for the lease liability and severance and related costs to be completed by the end of 2014.
During the six months ended June 30, 2014, we recorded a reversal of $0.7 million of the prior expenses of which $0.3 million related to the impairment charge and $0.4 million related to the lease liability and severance costs.
3. Joint Venture with China Mengniu Dairy Company
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture intends to manufacture, market and sell a range of nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings, Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility currently under construction in China, where the joint venture intends to manufacture its products. Mengniu was the majority owner of Yashili. The purchase price for Zhengzhou was approximately $80.9 million (RMB 504 million), including $60.3 million (RMB 376.7 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations. Each joint venture party’s share of the purchase price for Zhengzhou was consistent with its ownership interest in the venture. The parties expect to make additional investments to support the start-up and commercialization of the joint venture.
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. During the six months ended June 30, 2014, we contributed $47.3 million of cash to the joint venture.

In connection with the formation of the joint venture, we incurred nil and $0.3 million in expenses for the three and six months ended June 30, 2014, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.
4. Transactions with Morningstar Foods, LLC (“Morningstar”)
On January 3, 2013 Dean Foods sold its wholly-owned subsidiary Morningstar Foods, LLC to Saputo Inc. an unaffiliated third party, and after such sale Morningstar was no longer considered a related party. In connection with this sale, we modified certain of the commercial agreements between us and Morningstar. These modifications, with the exception of the Morningstar Asset Purchase Agreement, are primarily timing modifications and did not have a material impact on our results of operations.
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
Transitional Sales Agreements
In connection with and effective as of our initial public offering, we entered into an agreement with Morningstar, a then wholly-owned Dean Foods subsidiary, pursuant to which Morningstar transferred back to us responsibility for sales and associated costs of certain WhiteWave products over a term of up to nine months after the completion of the Morningstar sale. During the three and six months ended June 30, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statements of income for the six months ended June 30, 2013. The sales transition was substantially completed during the early part of the second quarter of 2013.
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

5. Inventories
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$85,816	$67,956
Finished goods	102,418	90,613
Total	$188,234	$158,569

6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

	North America	Europe	Total
	(In thousands)
Balance at December 31, 2013	$600,316	$172,027	$772,343
Acquisition	227,726	—	227,726
Foreign currency translation	—	(436)	(436)
Balance at June 30, 2014	$828,042	$171,591	$999,633
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$504,854	$—	$504,854	$354,527	$—	$354,527
Intangible assets with finite lives:
Customer-related and other (1)	132,659	(23,399)	109,260	40,189	(18,789)	21,400
Supplier relationships (1)	12,000	(480)	11,520	—	—	—
Non-compete agreements (1)	600	(100)	500	—	—	—
Total	$650,113	$(23,979)	$626,134	$394,716	$(18,789)	$375,927

(1)
The increase in carrying amounts is attributable to the Earthbound Farm acquisition in the total amount of $255.6 million and the result of foreign currency translation adjustments in the amount of $0.2 million.

Amortization expense on finite-lived intangible assets for the six months ended June 30, 2014 and 2013 was $5.1 million and $1.4 million, respectively. Amortization expense on finite-lived intangible assets for the three months ended June 30, 2014 and 2013 was $2.5 million and $0.7 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2014	$10.2
2015	10.1
2016	9.8
2017	9.6
2018	9.6
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

The effective tax rate for the three months ended June 30, 2014 was 37.3% compared to 31.2% for the three months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was 34.9% compared to 33.4% for the six months ended June 30, 2013. The increase was due in part to a favorable state tax adjustment in the second quarter of 2013, as well as the impact of nondeductible transaction costs in the first half of 2014. Changes in the relative profitability of our operating segments, as well as, changes to federal, state and foreign tax laws, may cause the rate to change from historical rates.
8. Debt and Capital Lease Obligations
Our outstanding debt and capital lease obligations as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014			December 31, 2013
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,302,440	2.03%	*	$662,650	1.76%	*
Capital lease obligations	22,138			—
Less current portion	(24,191)			(15,000)
Total long-term debt	$1,300,387			$647,650

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, Term Loan A-2, and Term Loan A-3.
Senior Secured Credit Facilities
On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, consisting of a five-year revolving credit facility in a principal amount of $850 million, an original five-year $250 million term loan A-1, and an original seven-year $250 million term loan A-2. As of June 30, 2014, the revolving credit facility and term loan A-1 bear interest at a rate of LIBOR plus 1.75% and the term loan A-2 at a rate of LIBOR plus 2%. We capitalized $12.4 million of deferred financing fees, which are being amortized over the term of the respective credit or term loan facility. Deferred financing fees are included in identifiable intangible and other assets in our unaudited condensed consolidated balance sheets.

In conjunction with the January 2, 2014 acquisition of Earthbound Farm, under the terms of the Credit Agreement, we entered into an Incremental Term Loan Agreement to establish a new incremental seven-year term loan A-3 facility in an aggregate principal amount of $500.0 million (the “Incremental Term Loan Agreement”). As of June 30, 2014, the term loan A-3 carried interest at a rate of LIBOR plus 2% per annum. We capitalized $3.3 million of financing fees, which are being amortized over the term of the term loan facility. Deferred financing fees are included in identifiable intangible and other assets in our unaudited condensed consolidated balance sheets. We also amended the Credit Agreement on January 2, 2014, in order to, among other things, reset an accordion feature that allows for our senior secured credit facilities to be increased by up to $500.0 million, subject to lenders commitments, and increased the limit of swing line loans to $85.0 million.
As of June 30, 2014, we had outstanding borrowings of $1.30 billion under our $1.83 billion senior secured credit facilities, of which $975.0 million consists of term loan borrowings and $327.4 million consists of borrowings under the $850.0 million revolving portion of our senior secured credit facilities. We had $5.0 million in outstanding letters of credit issued under our revolving credit facility. We had immediate additional borrowing capacity of $517.6 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.
Alpro Revolving Credit Facility
In the three and six months ended June 30, 2014, Alpro maintained a revolving credit facility not to exceed €10 million ($13.7 million USD) or its currency equivalent. The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million letters of credit ($13.7 million USD) or its currency equivalent. As of June 30, 2014, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on December 9, 2014.

Capital Lease Obligations
In conjunction with the January 2, 2014 acquisition of Earthbound Farm, the Company became party to leases of certain operating facilities and equipment under capital lease arrangements which bear interest at rates of 3.1% to 6.3% and have expiration dates through 2033. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheets.
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
The following table summarizes the terms of the interest rate swap agreements as of June 30, 2014:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked-to-market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheets. Losses on these contracts were $3.6 million and $4.4 million for the three and six months ended June 30, 2014, respectively. Gains on these contracts were $8.2 million for both the three and six months ended June 30, 2013. Gains and losses are recorded in other expense (income) in our unaudited condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our unaudited condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 is included in the table below.
Credit risk under these arrangements is believed to be remote as the counterparties to the interest rate swap agreements are major financial institutions; however, if any of the counterparties to the swap agreements become unable to fulfill their obligation, we may lose any financial benefits of these arrangements.

Commodities
We are exposed to commodity and raw material price fluctuations, including for organic and conventional milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, organic greens and produce, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity, but can be longer in limited cases. These contracts are considered normal purchases. In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified financial institutions for commodities associated with the production and distribution of our products. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our commodity hedges is recorded as an adjustment to distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and six months ended June 30, 2014 and 2013. A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 17.5% and 15.2% of our long-lived assets and net sales, respectively, as of and for the six months ended June 30, 2014. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates related to the purchase of raw materials. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three and six months ended June 30, 2014 and 2013.

Fair Value - Derivatives
As of June 30, 2014 and December 31, 2013, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$—	$—	$297	$634
Commodities contracts - current (1)	334	1,162	—	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	18,486	18,255
Interest rate swap contracts - noncurrent (2)	—	—	21,481	26,667
Total derivatives	$334	$1,162	$40,264	$45,556

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
(Gains)/losses on foreign currency contracts (1)	$148	$194	$308	$116
(Gains)/losses on commodities contracts (2)	(354)	131	(1,177)	131

(1)	Recorded in cost of goods sold in our unaudited condensed consolidated statements of income.

(2)	Recorded in distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income.
Based on current exchange rates and commodity prices, we estimate that $0.3 million of hedging activity related to our foreign currency contracts and $0.3 million of hedging activity related to our commodities contracts will be reclassified from accumulated other comprehensive loss into income within the next 12 months.

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

A summary of our assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy as of June 30, 2014 and December 31, 2013 is as follows:

	Fair value as of June 30, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$11,145	$11,145	$—	$—
Supplemental Executive Retirement Plan investments	1,791	1,791	—	—
Commodities contracts	334	—	334	—
Deferred compensation investments	4,274	—	4,274	—
	$17,544	$12,936	$4,608	$—
Liabilities:
Foreign currency contracts	$297	$—	$297	$—
Interest rate swap contracts	39,967	—	39,967	—
	$40,264	$—	$40,264	$—

	Fair value as of December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$11,617	$11,617	$—	$—
Supplemental Executive Retirement Plan investments	1,790	1,790	—	—
Commodities contracts	1,162	—	1,162	—
Deferred compensation investments	4,637	—	4,637	—
	$19,206	$13,407	$5,799	$—
Liabilities:
Foreign currency contracts	$634	$—	$634	$—
Interest rate swap contracts	44,922	—	44,922	—
	$45,556	$—	$45,556	$—

The fair value of our interest rate swaps is determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The fair value of our commodities contracts is based on the quantities and fixed prices under the agreements and quoted forward commodity prices. The fair value of our foreign currency contracts is based on the notional amounts and rates under the contracts and observable market forward exchange rates. We classify these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals and observable market transactions of spot currency rates, forward currency prices and the forward LIBOR curve. We did not significantly change our valuation techniques from prior periods.

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
The deferred compensation investment is primarily invested in mutual funds and is held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. Changes in the fair value are recorded in general and administrative expense in our condensed consolidated statements of income.
Due to their near-term maturities, the carrying amounts of trade accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facilities are variable, their fair values approximate their carrying values.

10. Share-Based Compensation
Twenty million shares of our common stock are reserved for issuance under the 2012 Stock Incentive Plan (the “2012 SIP”) upon the exercise of stock options, restricted stock units (“RSUs”), or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also includes awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control and in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon death or qualified disability, and (iii) with the exception of the awards granted in connection with the initial public offering, an employee with 10 years of service retires after reaching the age of 55.
Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering.
On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our non-employee directors and employees were converted into equity-based awards with respect to our common stock. These Dean Foods equity-based awards included Dean Foods stock options (whether vested or unvested), unvested RSUs and unvested Dean Foods restricted stock awards held by our non-employee directors on the date of the Distribution. The options to purchase Dean Foods common stock held by our directors and employees were converted to options to purchase our common stock in a manner that preserved the life and aggregate intrinsic value in the converted stock option and continued the same proportionate relationship between the exercise price and the value of our common stock as existed with respect to the Dean Foods common stock immediately prior to the Distribution. The conversion was effected based on a formula using the volume weighted average price of Dean Foods common stock and our common stock during the five trading day period ended on the second trading day preceding the Distribution. The unvested Dean Foods RSUs held by our directors and employees were converted to WhiteWave RSUs in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods RSU (determined using the same volume weighted average values as described above). The unvested Dean Foods phantom shares held by our employees were converted to WhiteWave phantom shares in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods phantom share (determined using the same volume weighted average values as described above). Dean Foods restricted stock awards held by our directors on the date of the Distribution were converted into restricted stock awards with respect to our common stock by (i) applying the same volume weighted average values as described above and (ii) subtracting any shares of our common stock and Class B common stock received by our directors in the Distribution in respect of such Dean Foods restricted stock awards. We did not recognize any incremental expense in connection with the conversion of Dean Foods’ equity-based awards into WhiteWave awards.

Share-Based Compensation Expense
The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(In thousands)
Share-based compensation expense:
Stock options	$2,065	$1,363	$6,605	$4,852
RSUs	3,736	1,577	8,821	4,900
Phantom shares	253	1,573	2,196	2,955
SARs	388	80	559	396
Total share-based compensation expense	$6,442	$4,593	$18,181	$13,103
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
Share-based compensation expense for stock options is recognized ratably over the vesting period. The expense totaled $2.1 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $6.6 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

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

The following table summarizes stock option activity during the six months ended June 30, 2014:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2014	11,120,585	$17.12
Granted	1,209,850	26.49
Forfeited, cancelled and expired (1)	(480,187)	17.47
Exercised	(392,112)	19.22
Options outstanding at June 30, 2014	11,458,136	$18.03	6.47	$164,361,965
Options vested and expected to vest at June 30, 2014	11,355,840	$17.99	6.45	$163,254,278
Options exercisable at June 30, 2014	7,388,163	$17.71	5.26	$108,324,444

(1)	Pursuant to the terms of the 2012 SIP, options that are cancelled or forfeited may be available for future grants.
During the six months ended June 30, 2014, we received $1.3 million of cash from stock option exercises. At June 30, 2014, there was $14.0 million of total unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.67 years.
RSUs
RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the six months ended June 30, 2014:

RSUs outstanding January 1, 2014	1,247,596
RSUs issued	502,969
Shares issued upon vesting of RSUs	(255,948)
RSUs cancelled or forfeited (1)	(145,226)
Converted from phantom shares	279,504
RSUs outstanding at June 30, 2014	1,628,895
Weighted average grant date fair value per share	$21.62

(1)
Pursuant to the terms of the 2012 SIP, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

Compensation expense for RSUs is recognized ratably over the vesting period. RSU expense totaled $3.7 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $8.8 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was $22.2 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.69 years.
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
On November 14, 2013, the Company’s compensation committee approved the conversion into RSUs of all phantom shares outstanding and unvested, except for the phantom shares held by employees of the Europe Segment. For each phantom share that had a vesting event in February 2014, the conversion of the award was effective immediately after that vesting event. For each phantom share that had a vesting event on a date after February 2014, the conversion of the award was effective on March 1, 2014. Upon conversion, the corresponding liability was reclassified to additional paid-in capital in our unaudited condensed consolidated balance sheets as of the modification date. As of the conversion date, the converted awards are accounted for as equity-based awards and will not be re-measured at each reporting period. The RSUs vest ratably over the remaining term of the original phantom shares.
Compensation expense for phantom shares totaled $0.3 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $2.2 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $0.5 million and $4.8 million as of June 30, 2014 and December 31, 2013, respectively. The 2014 cash settlement of WhiteWave phantom shares was $5.4 million.
The following table summarizes the phantom share activity during the six months ended June 30, 2014:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2014	571,079	$17.11
Granted	1,614	17.00
Converted/paid	(206,833)	17.68
Forfeited	(32,320)	17.11
Converted to RSUs	(279,504)	16.81
Outstanding at June 30, 2014	54,036	$16.48

SARs
We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date.
The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Six months ended June 30,
	2014 (1)	2013
Expected volatility	—	28%
Expected dividend yield	—	0%
Expected option term	—	6 years
Risk-free rate of return	—	1.13%

(1)	The Company did not grant any SARs to non-employee directors, executive officers, and employees in the three and six months ended June 30, 2014.
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
The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statement of operations. The expense totaled $0.4 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $1.4 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively. The following table summarizes SAR activity during the six months ended June 30, 2014:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2014	293,693	$16.48
Granted	—	—
Forfeited and cancelled (1)	—	—
Exercised	(8,942)	16.23
SARs outstanding at June 30, 2014	284,751	$16.49	8.41	$4,521,714
SARs vested and expected to vest at June 30, 2014	281,204	$16.49	8.41	$4,464,922
SARs exercisable at June 30, 2014	88,963	$16.51	8.40	$1,411,157

(1)	Pursuant to the terms of the 2012 SIP, SARs that are cancelled or forfeited may be available for future grants.

11. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2014 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit plans adjustment (2)	Cumulative translation adjustment	Total
		(In thousands)
Balance at April 1, 2014	$(327)	$(752)	$(6,636)	$(7,715)
Other comprehensive income/(loss) before reclassifications	(4)	8	(660)	(656)
Amounts reclassified from accumulated other comprehensive income/(loss)	206	(4)	—	202
Other comprehensive income/(loss), net of tax expense of $106	202	4	(660)	(454)
Balance at June 30, 2014	$(125)	$(748)	$(7,296)	$(8,169)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit plans adjustment (2)	Cumulative translation adjustment	Total
		(In thousands)
Balance at January 1, 2014	$205	$(793)	$(7,852)	$(8,440)
Other comprehensive income/(loss) before reclassifications	(1,199)	53	556	(590)
Amounts reclassified from accumulated other comprehensive income/(loss)	869	(8)	—	861
Other comprehensive income/(loss), net of tax benefit of $197	(330)	45	556	271
Balance at June 30, 2014	$(125)	$(748)	$(7,296)	$(8,169)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2013 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit plans adjustment (2)	Cumulative translation adjustment	Total
		(In thousands)
Balance at April 1, 2013	$(209)	$(1,764)	$(41,099)	$(43,072)
Other comprehensive income/(loss) before reclassifications	325	(4)	5,407	5,728
Amounts reclassified from accumulated other comprehensive income/(loss)	(325)	(22)	—	(347)
Other comprehensive income/(loss), net of tax benefit of $18	—	(26)	5,407	5,381
Balance at June 30, 2013	$(209)	$(1,790)	$(35,692)	$(37,691)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit plans adjustment (2)	Cumulative translation adjustment	Total
		(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income/(loss) before reclassifications	332	72	(10,116)	(9,712)
Amounts reclassified from accumulated other comprehensive income/(loss)	(247)	(44)	—	(291)
Other comprehensive income/(loss), net of tax expense of $50	85	28	(10,116)	(10,003)
Balance at June 30, 2013	$(209)	$(1,790)	$(35,692)	$(37,691)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$452	$440	$904	$880
Interest cost	158	135	316	270
Expected return on plan assets	(117)	(88)	(234)	(176)
Amortization:
Prior service cost	3	4	6	8
Unrecognized net loss	1	18	2	36
Net periodic benefit cost	$497	$509	$994	$1,018
13. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $4.4 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively, and $8.8 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheet.
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

The following table presents the summarized income statement amounts by segment:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Total net sales:
North America	$709,521	$513,829	$1,414,122	$1,020,846
Europe	128,405	102,161	254,027	203,388
Total	$837,926	$615,990	$1,668,149	$1,224,234
Operating income:
North America	$74,052	$49,688	$148,626	$105,899
Europe	14,013	7,847	24,410	14,550
Total reportable segment operating income	$88,065	$57,535	$173,036	$120,449
Corporate and other	(21,290)	(15,581)	(52,076)	(36,502)
Total operating income	$66,775	$41,954	$120,960	$83,947
Other expense:
Interest expense	$7,512	$4,737	$13,234	$9,461
Other expense (income), net	3,548	(8,173)	4,356	(8,393)
Income before taxes	$55,715	$45,390	$103,370	$82,879
Depreciation and amortization:
North America	$21,760	$14,829	$42,944	$29,641
Europe	5,677	5,073	11,349	10,194
Corporate	298	79	575	140
Total	$27,735	$19,981	$54,868	$39,975

The following tables present sales amounts by product categories:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Total net sales:
North America
Plant-based food and beverages	$175,661	$154,789	$347,160	$305,850
Coffee creamers and beverages	228,055	218,116	461,221	432,148
Premium dairy	152,745	140,924	306,590	282,848
Organic greens and produce	153,060	—	299,151	—
North America net sales	709,521	513,829	1,414,122	1,020,846
Europe
Plant-based food and beverages	128,405	102,161	254,027	203,388
Total net sales	$837,926	$615,990	$1,668,149	$1,224,234

The following tables present assets, long-lived assets, and capital expenditures by segment:

	June 30, 2014	December 31, 2013
	(In thousands)
Assets:
North America	$2,366,745	$1,588,104
Europe	604,512	563,026
Corporate	140,627	132,054
Total	$3,111,884	$2,283,184
Long-lived Assets:
North America	$2,066,554	$1,353,037
Europe	455,092	446,093
Corporate	77,542	27,833
Total	$2,599,188	$1,826,963

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Capital expenditures:
North America	$87,670	$25,936	$125,950	$43,210
Europe	13,260	4,180	21,247	7,334
Corporate	898	2,171	1,658	2,477
Total	$101,828	$32,287	$148,855	$53,021
Significant Customers
The Company had a single customer that represented 12.7% and 17.7% of our consolidated net sales in the three months ended June 30, 2014 and 2013, respectively. The same customer represented 13.6% and 18.0% of our consolidated net sales in the six months ended June 30, 2014 and 2013, respectively. Sales to this customer are primarily included in our North America segment.
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
During the three and six months ended June 30, 2013, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-

packing certain of our products, are included in cost of goods sold in our consolidated statements of operations. We continue to utilize these facilities although Dean Foods is no longer a related party.
In connection with and effective as of our initial public offering, we entered into agreements that formalize ongoing commercial arrangements we have with Dean Foods and Morningstar, which are described below. Certain terms of these agreements were modified in connection with Dean Foods’ sale of Morningstar. These agreements are described in Note 4, “Transactions with Morningstar.”

Agreements with Dean Foods
Sales and Distribution Agreement — We entered into an agreement with two wholly-owned subsidiaries of Dean Foods, Suiza Dairy Group, LLC (“Suiza Dairy”) and Dean Dairy Holdings, LLC (“Dean Dairy”), pursuant to which those subsidiaries continue to sell and distribute certain WhiteWave products. This agreement modifies our historical intercompany arrangements and reflects new pricing.
Co-Packing Agreement — Additionally, we entered into a separate manufacturing agreement with Suiza Dairy and Dean Dairy pursuant to which those subsidiaries continue manufacturing WhiteWave fresh organic milk products on our behalf. The agreement formalizes our historical intercompany arrangements.
Cream Supply Agreement — We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we continue to purchase cream from such subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. We have renewed through December 31, 2014. This agreement formalizes our historical intercompany arrangements and does not impact comparability in our unaudited condensed consolidated statements of income for the three and six month period ended June 30, 2014 and 2013.
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
Transition Services Agreement — We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Our services consisted primarily of marketing and research and development, while Dean Foods’ provided supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other transitional services. Both Dean Foods’ and our services continue for a specified initial term, which vary with the types of services provided, unless terminated earlier or extended according to the terms of the transition services agreement. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services. In the three and six months ended June 30, 2014, Dean Foods charged us $0.7 million and $1.6 million, respectively, and we charged Dean Foods $0.2 million and $0.4 million, respectively, for services rendered under the transition services agreement. In the three and six months ended June 30, 2013, Dean Foods charged us $7.2 million and $16.7 million, respectively, and we charged Dean Foods $0.8 million and $2.5 million, respectively, for services rendered under the transition services agreement. The transition services agreement is almost complete and is expected to end in 2014.
16. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$34,407	$31,209	$66,767	$55,207
Denominator:
Average common shares	173,966,917	173,005,352	173,796,646	173,002,691
Basic earnings per share	$0.20	$0.18	$0.38	$0.32
Diluted earnings per share computation:
Numerator:
Net income	$34,407	$31,209	$66,767	$55,207
Denominator:
Average common shares - basic	173,966,917	173,005,352	173,796,646	173,002,691
Stock option conversion (1)	3,090,807	399,010	2,839,542	208,755
Stock units (2)	531,498	505,291	564,442	356,488
Average common shares - diluted	177,589,222	173,909,653	177,200,630	173,567,934
Diluted earnings per share	$0.19	$0.18	$0.38	$0.32

(1) Anti-dilutive options excluded	8,705	4,592,473	39,366	3,550,037
(2) Anti-dilutive RSUs excluded	6,724	3,145	4,714	336

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
Formation of Joint Venture in China
On January 5, 2014, the Company announced that it had entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company, to manufacture, market and sell a range of nutritious products in China. The joint venture is owned 49% by the Company and 51% by Mengniu. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings Ltd (“Yashili”), whose primary asset is a production facility currently under construction in China where the joint venture intends to manufacture its products. Mengniu was the majority owner of Yashili. The purchase price for Zhengzhou was approximately $80.9 million (RMB 504 million). Each joint venture party’s share of the purchase price for Zhengzhou was consistent with its ownership interest in the venture. The Company and Mengnui expect to make additional investments to support the start-up and commercialization of the joint venture, but the amount of any future additional investments is not currently known. During the six month period ended June 30, 2014, we contributed $47.3 million of cash to the joint venture.
Divestiture of SoFine Foods BV
On March 31, 2014, we completed the sale of SoFine Foods BV (“SoFine”), a wholly-owned subsidiary that operates a soy-based meat-alternatives business in the Netherlands. Management’s intention to pursue a sale was based on the strategic decision to exit this non-core business of the Europe segment. In the fourth quarter of 2013, a write-down of the assets to fair value was determined based on the estimated selling price, less cost to sell. No additional amounts were recorded in the three and six months ended June 30, 2014.

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
Matters Affecting Comparability
Our results of operations for the three and six months ended June 30, 2014 and 2013 were affected by the following:
Acquisition of Earthbound Farm
The results of operations of Earthbound Farm have been included in our unaudited condensed consolidated statements of income and the results of operations of our North America segment from the date of acquisition. In connection with the acquisition of Earthbound Farm, we incurred $0.2 million and $7.2 million in expenses for the three and six months ended June 30, 2014, respectively, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.

Joint Venture in China
In connection with the formation of the joint venture with Mengniu, we incurred nil and $0.3 million in expenses for the three and six month period ended June 30, 2014, respectively, related to due diligence, investment advisors and regulatory matters. During the six month period ended June 30, 2014, we contributed $47.3 million of cash to the joint venture and incurred $3.0 million of corporate expense related to management of our joint venture investment of which $1.9 million was incurred in the second quarter of 2014. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. For the three and six month period ended June 30, 2014, we recorded a loss in investment in unconsolidated entity of $0.5 million. In aggregate, we expect our costs to support the joint venture and our share of the joint venture losses to increase somewhat in the second half of the year.
Morningstar and Dean Foods Commercial Agreements
In conjunction with our initial public offering on October 31, 2012, WhiteWave entered into several commercial agreements with Morningstar and two wholly-owned subsidiaries of Dean Foods which modified the terms of the historical arrangements. Those agreements altered the price that Dean Foods pays WhiteWave for WhiteWave branded products and the cost WhiteWave pays for products produced and supplied by Morningstar and Dean Foods to WhiteWave, and it eliminated the historical intellectual property agreement for which Morningstar paid a license fee to WhiteWave. In addition, it transferred certain LAND O LAKES branded products from WhiteWave to Dean Foods and other products from Morningstar to WhiteWave. Finally, a transitional services agreement was implemented between the various parties.
During the three and six months ended June 30, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales were transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statement of income for the six months ended June 30, 2013. The transitional sales were substantially completed during the early part of the second quarter of 2013.
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

Results of Operations
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$837.9		$600.8		$1,668.1		$1,185.3
Net sales to related parties	—		15.2		—		37.1
Transitional sales fees	—		—		—		1.8
Total net sales	837.9	100.0%	616.0	100.0%	1,668.1	100.0%	1,224.2	100.0%
Cost of goods sold	552.7	66.0%	391.8	63.6%	1,109.7	66.5%	781.5	63.8%
Gross profit (1)	285.2	34.0%	224.2	36.4%	558.4	33.5%	442.7	36.2%
Operating expenses
Selling, distribution, and marketing	156.9	18.7%	138.3	22.5%	304.3	18.2%	264.3	21.6%
General and administrative	61.6	7.4%	43.9	7.1%	133.9	8.0%	94.5	7.7%
Asset disposal and exit costs	(0.1)	0.0%	—	0.0%	(0.7)	0.0%	—	0.0%
Total operating expenses	218.4	26.1%	182.2	29.6%	437.5	26.2%	358.8	29.3%
Operating income	66.8	7.9%	42.0	6.8%	120.9	7.3%	83.9	6.9%
Interest and other expenses, net	11.1		(3.4)		17.6		1.1
Income tax expense	20.8		14.2		36.0		27.6
Income (loss) in investment in unconsolidated entity	(0.5)		—		(0.5)		—
Net income	$34.4		$31.2		$66.8		$55.2

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below:

	Three months ended June 30,
	2014	2013	$ Increase	% Increase
	(Dollars in millions)
North America	$709.5	$513.8	$195.7	38.1%
Europe	128.4	102.2	26.2	25.6%
Total	$837.9	$616.0	$221.9	36.0%

The changes in total net sales were due to the following:

	Change in net sales Three months ended June 30, 2014 vs. June 30, 2013
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase
	(in millions)
North America	$153.1	$36.4	$6.2	$195.7
Europe	—	19.2	7.0	26.2
Total	$153.1	$55.6	$13.2	$221.9
Total net sales — Consolidated total net sales increased $221.9 million, or 36.0%, for the three months ended June 30, 2014 compared to the same period in 2013. Excluding the impact of our Earthbound Farm acquisition, which increased sales $153.1 million, net sales increased 11.2%. This increase was principally driven by strong volume growth in both North America and Europe, but was also aided somewhat by price increases in North America. Net sales in Europe also benefited from favorable currency translation.
Cost of goods sold — Cost of goods sold increased $160.9 million, or 41.1%, for the three months ended June 30, 2014 compared to the same period in 2013. This increase was driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical North America and Europe businesses and slightly higher commodity costs.
Gross profit — Gross profit margin decreased to 34.0% for the three months ended June 30, 2014 from 36.4% for the same period in 2013. Excluding the impact of Earthbound Farm, gross profit margin increased 100 basis points. The increase was driven by margin expansion in both North America and Europe.
Operating expenses — Total operating expenses increased $36.2 million, or 19.9%, for the three months ended June 30, 2014 compared to the same period in 2013.
Selling, distribution, and marketing costs increased $18.6 million, or 13.4%. Excluding the impact of Earthbound Farm, selling, distribution, and marketing costs increased 7.5%. This increase was driven primarily by higher distribution costs linked to higher sales volume.
General and administrative expenses increased $17.7 million, or 40.3%. Excluding the impact of Earthbound Farm, general and administrative expenses increased $11.0 million or 25.1%. The majority of the increase is attributable to higher employee related costs, including incentive based compensation, along with modestly higher consulting and legal expenses. We also incurred $1.9 million of corporate expense related to management of our joint venture investment in China, which we announced earlier this year.
Interest and other expenses, net — Interest and other expenses for the three months ended June 30, 2014 increased $14.5 million, driven in part by higher interest expense related to increased debt levels resulting from the financing of the Earthbound Farm acquisition. In the second quarter of 2014, interest and other expenses also includes expense of $3.6 million related to mark-to-market losses on our interest rate swaps, compared to a gain of $8.2 million for the same period in 2013.
Income tax expense — The effective tax rate for the second quarter of 2014 was 37.3% compared to 31.2% for the second quarter of 2013. The increase was due in part to a favorable state tax adjustment in the second quarter of 2013, as well as the impact of nondeductible transaction costs in the second quarter of 2014. Changes in the relative profitability of our operating segments, as well as, changes to federal, state and foreign tax laws, may cause the rate to change from historical rates.
Net loss in investment in unconsolidated entity — Our share of the loss related to the new China joint venture with Mengniu was $0.5 million in the second quarter of 2014. The loss consists of general overhead expenses as we do not anticipate production or sales to begin until late 2014.

North America Segment Results
The following table presents certain financial information concerning our North America segment’s financial results:

	Three months ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$709.5		$498.6		$210.9	42.3%
Net sales to related parties	—		15.2		(15.2)	(100.0)%
Transitional sales fees	—		—		—	n/m
Total net sales	709.5	100.0%	513.8	100.0%	195.7	38.1%
Cost of goods sold	479.8	67.6%	331.0	64.4%	148.8	45.0%
Gross profit	229.7	32.4%	182.8	35.6%	46.9	25.7%
Operating expenses	155.6	21.9%	133.1	25.9%	22.5	16.9%
Operating income	$74.1	10.5%	$49.7	9.7%	$24.4	49.1%
Total net sales — Total net sales increased $195.7 million, or 38.1%, for the three months ended June 30, 2014 compared to the same period in 2013. Excluding the impact of our Earthbound Farm acquisition, net sales increased 8.3%, primarily driven by volume growth across all platforms, led by particularly strong growth in plant-based food and beverages. Net sales also benefited from the impact of pricing actions taken in late 2013 related to premium dairy and plant-based food and beverages and, in 2014, related to coffee creamers and beverages.
Cost of goods sold — Cost of goods sold increased $148.8 million, or 45.0%, for the three months ended June 30, 2014 compared to the same period in 2013. This increase was driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical platforms. We also experienced slightly higher commodity costs, particularly almonds and conventional dairy inputs.
Gross profit — Gross profit margin, excluding the impact of the Earthbound Farm acquisition, increased 50 basis points to 36.1% for the three months ended June 30, 2014. The increase was principally driven by price increases, which more than offset the impact of commodity increases.
Operating expenses — Operating expenses increased $22.5 million, or 16.9%, for the three months ended June 30, 2014 compared to the same period in 2013. Excluding the impact of Earthbound Farm, operating expenses increased $7.6 million or 5.7%. This increase was driven by higher distribution costs linked to higher sales volume, along with higher employee related costs, including incentive based compensation.

Europe Segment Results
The following table presents certain financial information concerning our Europe segment’s financial results:

	Three months ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$128.4	100.0%	$102.2	100.0%	$26.2	25.6%
Cost of goods sold	72.9	56.8%	60.8	59.5%	12.1	19.9%
Gross profit	55.5	43.2%	41.4	40.5%	14.1	34.1%
Operating expenses	41.5	32.3%	33.6	32.9%	7.9	23.5%
Operating income	$14.0	10.9%	$7.8	7.6%	$6.2	79.5%
Net sales — Net sales increased $26.2 million, or 25.6%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was driven principally by continued strong volume growth, led by almond beverages and, to a lesser extent, soy beverages, as well as non-dairy yogurt. Favorable currency translation contributed approximately 8 percentage points of growth.
Cost of goods sold — Cost of goods sold increased $12.1 million, or 19.9%, for the three months ended June 30, 2014 compared to the same period in 2013 driven principally by higher sales volumes, as well as the impact of foreign currency translation. These increases were partially offset by the impact of cost reduction initiatives.
Gross profit — Gross profit margin increased to 43.2% for the three months ended June 30, 2014 compared to 40.5% for the same period in 2013. This increase was primarily driven by the impact of cost reduction initiatives and the exit of the low-margin soy-based meat-alternatives business. Currency translation also favorably impacted gross margins in the quarter.
Operating expenses — Operating expenses increased $7.9 million, or 23.5%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was driven by volume related increases in distribution expense, increased marketing investments to support branded growth, and higher employee-related costs.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Consolidated Results
Total net sales - Total net sales by segment are shown in the table below:

	Six months ended June 30,
	2014	2013	$ Increase	% Increase
	(Dollars in millions)
North America	$1,414.1	$1,020.8	$393.3	38.5%
Europe	254.0	203.4	50.6	24.9%
Total	$1,668.1	$1,224.2	$443.9	36.3%

The changes in total net sales were due to the following:

	Change in net sales Six months ended June 30, 2014 vs. June 30, 2013
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase
	(in millions)
North America	$299.2	$80.0	$14.1	$393.3
Europe	—	37.0	13.6	50.6
Total	$299.2	$117.0	$27.7	$443.9

Total net sales - Consolidated total net sales increased $443.9 million, or 36.3%, for the six months ended June 30, 2014 compared to the same period in 2013. Excluding the impact of our Earthbound Farm acquisition, which increased sales $299.2 million, net sales increased 11.8%. The increase was primarily driven by volume growth in both the North America and Europe segments.
Cost of goods sold - Cost of sales increased $328.2 million, or 42.0%, for the six months ended June 30, 2014 compared to the same period in 2013. This increase was driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical North America and Europe businesses. In aggregate, commodity costs in 2014 increased slightly compared to the same period in the prior year.
Gross profit - Gross profit margin decreased to 33.5% for the six months ended June 30, 2014 compared to 36.2% for the same period in 2013. Excluding the impact of Earthbound Farm, gross profit margin increased 90 basis points to 37.1%. The increase was driven by margin expansion in both North America and Europe.
Operating expenses — Total operating expenses increased $78.7 million, or 21.9%, for the six months ended June 30, 2014 compared to the same period in 2013.

Selling, distribution, and marketing costs increased $40.0 million, or 15.1%. Excluding the impact of Earthbound Farm, selling, distribution, and marketing costs increased 9.6%. This increase was driven primarily by higher distribution costs linked to higher sales volume, coupled with an increase in marketing investments in support of our leading brands.
General and administrative expenses increased $39.4 million, or 41.7%. Excluding the impact of Earthbound Farm, general and administrative expenses increased $25.4 million or 26.9%. The majority of the increase is attributable to higher employee related costs, including incentive based compensation, along with modestly higher consulting and market research expenses. In 2014, we have also incurred $8.5 million of transaction and acquisition related costs primarily associated with the closing of the Earthbound Farm acquisition. In addition, in 2014 we have incurred $3.0 million of corporate expense related to management of our joint venture investment in China, which we announced earlier this year. In the first six months of 2013, we incurred $4.9 million of transition costs incurred to establish our own stand-alone corporate functions and transaction costs related to the equity offering with Dean Foods.
Interest and other expenses, net — Interest and other expenses for the six months ended June 30, 2014 increased $16.5 million, driven in part by higher interest expense related to increased debt levels resulting from the financing of the Earthbound Farm acquisition. In the six months ended June 30, 2014, interest and other expenses also includes expense of $4.4 million related to mark-to-market losses on our interest rate swaps, compared to a gain of $8.2 million for the same period in 2013.
Income tax expense — The effective tax rate for the six months ended June 30, 2014 was 34.9% compared to 33.4% for the second quarter of 2013. The increase was due in part to a favorable state tax adjustment in the second quarter of 2013, as well as the impact of nondeductible transaction costs in the first half of 2014. Changes in the relative profitability of our operating segments, as well as, changes to federal, state and foreign tax laws, may cause the rate to change from historical rates.
 Net loss in investment in unconsolidated entity — Our share of the loss related to the new China joint venture with Mengniu was $0.5 million in the first half of 2014. The loss consists of general overhead expenses as we do not anticipate production or sales to begin until late 2014.

North America Segment Results
The following table presents certain financial information concerning our North America segment’s financial results:

	Six months ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$1,414.1		$981.9		$432.2	44.0%
Net sales to related parties	—		37.1		(37.1)	(100.0)%
Transitional sales fees	—		1.8		(1.8)	(100.0)%
Total net sales	1,414.1	100.0%	1,020.8	100.0%	393.3	38.5%
Cost of goods sold	962.9	68.1%	660.7	64.7%	302.2	45.7%
Gross profit	451.2	31.9%	360.1	35.3%	91.1	25.3%
Operating expenses	302.6	21.4%	254.2	24.9%	48.4	19.0%
Operating income	$148.6	10.5%	$105.9	10.4%	$42.7	40.3%

 Total net sales - Total net sales increased $393.3 million, or 38.5%, for the six months ended June 30, 2014 compared to the same period in 2013. Excluding the impact of our Earthbound Farm acquisition, net sales increased 9.2%, primarily driven by volume growth across all platforms, led by particularly strong growth in plant-based food and beverages. Net sales also benefited from the impact of pricing actions taken in late 2013 related to premium dairy and plant-based food and beverages and, in 2014, related to coffee creamers and beverages.
Cost of goods sold - Cost of goods sold increased $302.2 million, or 45.7%, for the six months ended June 30, 2014 compared to the same period in 2013. This increase was driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical platforms. In aggregate, commodity costs in 2014 increased slightly, driven primarily by increases in almonds and conventional dairy inputs.

Gross profit - Gross profit margin, excluding the impact of the Earthbound Farm acquisition, increased 60 basis points to 35.9% for the six months ended June 30, 2014. The increase was driven by a favorable product mix and price increases, which more than offset commodity cost increases.
Operating expenses - Operating expenses increased $48.4 million, or 19.0%, for the six months ended June 30, 2014 compared to the same period in 2013. Excluding the impact of Earthbound Farm, operating expenses increased $19.8 million or 7.8%. This increase was driven by higher distribution costs linked to higher sales volume, along with higher employee related costs, including incentive based compensation.
Europe Segment Results
The following table presents certain financial information concerning our Europe segment’s financial results:

	Six months ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$254.0	100.0%	$203.4	100.0%	$50.6	24.9%
Cost of goods sold	146.8	57.8%	120.8	59.4%	26.0	21.5%
Gross profit	107.2	42.2%	82.6	40.6%	24.6	29.8%
Operating expenses	82.8	32.6%	68.1	33.5%	14.7	21.6%
Operating income	$24.4	9.6%	$14.5	7.1%	$9.9	68.3%
Net sales - Net sales increased $50.6 million, or 24.9%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was driven principally by continued strong volume growth, especially in plant-based beverages, led by almond beverages and, to a lesser extent, soy beverages, as well as non-dairy yogurt. Favorable currency translation contributed approximately 7 percentage points of growth.
Cost of goods sold - Cost of goods sold increased $26.0 million, or 21.5%, for the six months ended June 30, 2014 compared to the same period in 2013 driven principally by higher sales volumes as well as the impact of foreign currency translation. These increases were partially offset by the impact of cost reduction initiatives.
Gross profit - Gross profit margin increased to 42.2% for the six months ended June 30, 2014 compared to 40.6% for the same period in 2013. This increase was driven by somewhat lower commodity costs, along with the impact of cost reduction initiatives and a favorable product mix related to the exit of the low-margin soy-based meat-alternatives business. Currency translation also favorably impacted gross margins in the period.
Operating expenses - Operating expenses increased $14.7 million, or 21.6%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was driven by volume related increases in distribution expense, increased marketing investments, and higher employee-related costs.
Liquidity and Capital Resources
Debt Facilities

As of July 31, 2014, we had outstanding borrowings of $1.31 billion under our current $1.83 billion senior secured credit facilities, of which $975.0 million consists of term loan borrowings and $333.6 million consists of borrowings under the $850 million revolving portion of our senior secured credit facilities. We had $5.0 million in outstanding letters of credit issued under our revolving credit facility. We had additional borrowing capacity of approximately $511.4 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.
The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of July 31, 2014, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 1.75% per annum for the currently $234.4 million term loan A-1 facility and the revolving credit facility, LIBOR plus 2.0% per annum for the currently $246.9 million term loan A-2 facility and currently $498.8 million term loan A-3 facility.
In the three and six months ended June 30, 2014, Alpro maintained a revolving credit facility not to exceed €10 million ($13.7 million USD) or its currency equivalent. The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million letters of credit ($13.7 million USD) or its currency equivalent. At June 30, 2014 and December 31, 2013, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on December 9, 2014.
As of June 30, 2014, we were in compliance with all related (or associated) debt covenants.

Liquidity
Based on current and anticipated level of operations, we believe that our cash on hand, together with operating cash flows, and amounts expected to be available under our senior secured credit facilities, will be sufficient to meet our anticipated liquidity needs over the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, other general corporate purposes, and financial obligations such as payments under the senior secured credit facility. In addition, we also evaluate and consider strategic acquisitions, divestitures, joint ventures, and stock repurchases, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures by us or generate proceeds for us. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our senior secured credit facilities, seek additional debt financing or issue equity securities.
As of June 30, 2014, $65.3 million of our total cash on hand of $66.0 million was attributable to our foreign operations and currently domiciled outside the U.S. We currently anticipate permanently reinvesting our foreign earnings outside the U.S.
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
Historical Cash Flow
The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
	2014	2013	Change
	(In millions)
Net cash flows from:
Operating activities	$117.7	$55.7	$62.0
Investing activities	(790.4)	8.9	(799.3)
Financing activities	636.9	(59.8)	696.7
Effect of exchange rate changes on cash and cash equivalents	0.6	(2.1)	2.7
Net (decrease)/increase in cash and cash equivalents	$(35.2)	$2.7	$(37.9)
Operating Activities
Net cash provided by operating activities was $117.7 million for the six months ended June 30, 2014 compared to $55.7 million for the six months ended June 30, 2013. The higher level of cash provided from operating activities in 2014 was primarily due to higher net income, including Earthbound Farm, and the impact of changes in the working capital accounts. In particular, in 2014, we experienced a more modest increase in accounts receivable driven by improved collection performance when compared to the prior year. In addition, the cash flow impact of changes in inventory levels in 2014 was favorable when compared to the prior year due to lower inventory requirements as a result of new production capacity investment in North America in 2014 as compared to the same period in 2013.

Investing Activities
Net cash used in investing activities was $790.4 million for the six months ended June 30, 2014 compared to net cash provided by investing activities of $8.9 million for the six months ended June 30, 2013. The change was primarily driven by the purchase of Earthbound Farm and, to a lesser extent, a $86.8 million increase in payments for property, plant, and equipment. In addition, in the prior year, we received $60.0 million in proceeds from the sale of certain assets in connection with Dean Foods’ disposition of Morningstar.

Financing Activities
Net cash provided by financing activities was $636.9 million for the six months ended June 30, 2014 compared to net cash used of $59.8 million for the six months ended June 30, 2013. The increase was principally driven by $615.0 million of new borrowings related to the Earthbound Farm acquisition.
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

	Payments Due by Period as of June 30, 2014
	Total	Remainder of 2014	2015 - 2016	2017 - 2018	After 2018
	(In thousands)
Farm land operating leases	$24,657	$2,676	$6,225	$4,644	$11,112
Capital leases	22,138	525	2,276	2,579	16,758
Operating leases	671	212	363	96	—
Total	$47,466	$3,413	$8,864	$7,319	$27,870
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
The process of preparing our consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual results may differ materially from these estimates. We have identified the following policies as critical accounting policies:

•	Goodwill and Intangible Assets, Purchase Price Allocation;

•	Revenue Recognition, Sales Incentives, and Trade Accounts Receivable;

•	Share-Based Compensation;

•	Property, Plant, and Equipment; and

•	Income Taxes.
These critical accounting policies are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The adoption of this update effective January  1, 2014, had no impact on our unaudited condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to change the criteria for reporting discontinued operations and modify related disclosure requirements. The new guidance is effective on a prospective basis for the Company beginning with its Consolidated Financial Statements for the year ending December 31, 2015. We will evaluate the effects, if any, adoption of this guidance will have on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning December 15, 2016. Early adoption is not permitted. We are currently evaluating the effects, if any, adoption of this guidance will have on the Company's consolidated financial statements.
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

(b)	Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

Except for the following, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In connection with the regular review of its enterprise risk management program, the Company has decided to add the following risk factor to the risk factors previously disclosed in its Form 10-K:

We are increasingly dependent on information technology (IT).

We rely on IT networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including order management, manufacturing, and logistics, and to comply with regulatory, legal and tax requirements. We also depend on our IT infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers and suppliers around the world. These IT systems, some of which are hosted and/or supported by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant

IT systems suffer severe or prolonged damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.
Item 2C. Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of June 30, 2014, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

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
Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
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
August 7, 2014