Form 10-Q
period 2014-09-30
WHITEWAVE FOODS Co
filed 2014-11-10
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
 _______________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of October 31, 2014, there were 174,357,009 outstanding shares of common stock, par value $0.01 per share.

ii

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
The WhiteWave Foods Company
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$226,178	$101,105
Trade receivables, net of allowance of $1,888 and $1,345	201,851	146,864
Inventories	197,838	158,569
Deferred income taxes	33,076	26,588
Prepaid expenses and other current assets	38,062	23,095
Total current assets	697,005	456,221
Investment in unconsolidated entity	44,030	—
Property, plant, and equipment, net	928,517	659,683
Identifiable intangible and other assets, net	650,911	394,937
Goodwill	986,278	772,343
Total Assets	$3,306,741	$2,283,184
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$421,178	$357,106
Current portion of debt and capital lease obligations	21,085	15,000
Income taxes payable	1,126	14,294
Total current liabilities	443,389	386,400
Long-term debt and capital lease obligations	1,500,795	647,650
Deferred income taxes	262,330	237,765
Other long-term liabilities	41,038	49,930
Total liabilities	2,247,552	1,321,745
Commitments and Contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock (formally Class A Common stock), $0.01 par value; 1,700,000,000 shares authorized, 174,162,054 issued and outstanding at September 30, 2014; 173,452,896 issued and outstanding at December 31, 2013	1,742	1,735
Class B common stock, $0.01 par value; 175,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	874,750	851,017
Retained earnings	224,751	117,127
Accumulated other comprehensive loss	(42,054)	(8,440)
Total shareholders’ equity	1,059,189	961,439
Total Liabilities and Shareholders’ Equity	$3,306,741	$2,283,184
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Net sales	$857,467	$638,518	$2,525,617	$1,823,854
Net sales to related parties	—	—	—	37,062
Transitional sales fees	—	—	—	1,837
Total net sales	857,467	638,518	2,525,617	1,862,753
Cost of goods sold	564,711	412,066	1,674,387	1,193,544
Gross profit	292,756	226,452	851,230	669,209
Operating expenses:
Selling, distribution, and marketing	157,756	131,548	462,057	395,833
General and administrative	61,653	45,364	195,569	139,888
Asset disposal and exit costs	—	7,400	(704)	7,400
Total operating expenses	219,409	184,312	656,922	543,121
Operating income	73,347	42,140	194,308	126,088
Other expense:
Interest expense	9,713	4,459	22,947	13,920
Other expense (income), net	(1,670)	4,129	2,687	(4,265)
Total other expense	8,043	8,588	25,634	9,655
Income before income taxes	65,304	33,552	168,674	116,433
Income tax expense	22,999	9,259	59,059	36,932
Income before loss in investment in unconsolidated entity	42,305	24,293	109,615	79,501
Loss in investment in unconsolidated entity	(1,448)	—	(1,991)	—
Net income	$40,857	$24,293	$107,624	$79,501
Weighted average common shares:
Basic	174,136,880	173,097,361	173,911,304	173,035,973
Diluted	178,291,434	175,203,342	177,620,641	174,149,095
Net income per share:
Basic	$0.23	$0.14	$0.62	$0.46
Diluted	$0.23	$0.14	$0.61	$0.46
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$40,857	$24,293	$107,624	$79,501
Other comprehensive income (loss), net of tax
Change in minimum pension liability, net of tax benefit (expense) of ($29), $35, ($44) and $22	58	(72)	103	(44)
Foreign currency translation adjustment	(34,573)	19,688	(34,017)	9,572
Change in fair value of derivative instruments, net of tax benefit (expense) of ($308), ($54), ($95) and ($91)	630	52	300	137
Other comprehensive income (loss), net of tax	(33,885)	19,668	(33,614)	9,665
Comprehensive income	$6,972	$43,961	$74,010	$89,166
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock - Formally Class A Common Stock		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2013	173,452,896	$1,735	—	$—	$851,017	$117,127	$(8,440)	$961,439
Net income	—	—	—	—	—	107,624	—	107,624
Share-based compensation	—	—	—	—	21,045	—	—	21,045
Tax windfall from share-based compensation	—	—	—	—	3,235	—	—	3,235
Shares issued in connection with share-based compensation	709,158	7	—	—	1,986	—	—	1,993
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	—	—	(3,489)	—	—	(3,489)
Conversion of phantom shares into restricted stock units (Note 10)	—	—	—	—	956	—	—	956
Other comprehensive loss	—	—	—	—	—	—	(33,614)	(33,614)
Balance at September 30, 2014	174,162,054	$1,742	—	$—	$874,750	$224,751	$(42,054)	$1,059,189
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock - Formally Class A Common Stock		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2012	23,000,000	$230	150,000,000	$1,500	$792,828	$18,086	$(27,688)	$784,956
Net income	—	—	—	—	—	79,501	—	79,501
Share-based compensation	—	—	—	—	14,317	—	—	14,317
Tax shortfall from share-based compensation	—	—	—	—	(483)	—	—	(483)
Shares issued in connection with share-based compensation	213,045	2	—	—	11,857	—	—	11,859
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	—	—	(83)	—	—	(83)
Contributions to equity	—	—	—	—	32,478	—	—	32,478
Conversion of Class B common stock held by Dean Foods into Class A common stock (Note 1)	82,086,000	821	(82,086,000)	(821)	—	—	—	—
Cancellation of shares	—	—	(690)	—	—	—	—	—
Conversion of Class B common stock into Class A common stock (Note 1)	67,913,310	679	(67,913,310)	(679)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	9,665	9,665
Balance at September 30, 2013	173,212,355	$1,732	—	$—	$850,914	$97,587	$(18,023)	$932,210
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,624	$79,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,152	60,552
Share-based compensation expense	21,045	14,317
Amortization of debt issuance costs	2,173	1,810
Exit costs related to asset disposals	(704)	—
Loss/(gain) on fixed asset disposal	1,381	(528)
Write-down of assets held for sale	—	7,400
Deferred income taxes	(6,360)	11,025
Mark-to-market on derivative instruments	5,199	—
Noncash patronage dividends received	(410)	—
Loss in investment in unconsolidated entity	1,991	—
Other	239	(4,024)
Net change in operating assets and liabilities, net of acquisition/divestitures	(46,214)	(54,734)
Net cash provided by operating activities	168,116	115,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entity	(47,285)	—
Payments for acquisition, net of cash acquired $5,638	(603,134)	—
Payments for property, plant, and equipment	(209,337)	(103,144)
Proceeds from sale of fixed assets	400	62,166
Net cash used in investing activities	(859,356)	(40,978)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Dean Foods, net	—	(871)
Proceeds from the issuance of debt	1,025,000	—
Repayment of debt	(10,000)	(11,250)
Payments of capital lease obligations	(766)	—
Proceeds from revolver line of credit	622,450	438,450
Payments for revolver line of credit	(800,100)	(485,200)
Proceeds from exercise of stock options	1,986	300
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,489)	—
Tax windfall from share-based compensation	3,421	324
Payment of financing costs	(18,019)	(16)
Net cash provided by (used in) financing activities	820,483	(58,263)
Effect of exchange rate changes on cash and cash equivalents	(4,170)	1,694
INCREASE IN CASH AND CASH EQUIVALENTS	125,073	17,772
Cash and cash equivalents, beginning of period	101,105	69,373
Cash and cash equivalents, end of period	$226,178	$87,145
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Transfer of inventories and plant, property, and equipment, net to assets held for sale	$—	$40,548
Non-cash activity - Unpaid purchases of plant and equipment	25,069	—
Non-cash activity - Conversion of phantom shares to restricted stock units	956	—
Non-cash activity - Distribution to Dean Foods	—	22,950
Non-cash activity - Contribution from Dean Foods	—	10,797
See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013
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
Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission ("SEC") on February 28, 2014 and subsequently updated on September 11, 2014 within the Current Report on Form 8-K to provide supplemental guarantor financial information pursuant to Rule 3-10 of Regulation S-X as a result of our issuance of senior secured notes as described further in Note 8 "Debt and Capital Lease Obligations."
In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations. Our results of operations for the three and nine months ended September 30, 2014 and 2013 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
On January 2, 2014, the Company completed its acquisition of Earthbound Farm, a privately owned company based in San Juan Bautista, California that produces organic produce, fresh fruits and vegetables, frozen fruits and vegetables, and dried fruits and snacks. The results of operations are included in our financial statements from the date of acquisition and are included in the North America segment.
On September 17, 2014, the Company announced that it agreed to acquire the company that owns So Delicious® Dairy Free ("So Delicious") from its existing shareholders, for $195 million in cash. So Delicious manufactures, markets and distributes plant-based beverages, creamers, cultured products and frozen desserts and is based in Eugene, Oregon. The Company completed this acquisition on October 31, 2014.
Certain reclassifications of previously reported amounts have been made to conform to current year presentation in the unaudited condensed consolidated statements of cash flows and unaudited condensed consolidated statements of shareholders' equity, Note 6 "Goodwill and Intangible Assets", Note 10 "Share-Based Compensation", and Note 17 “Supplemental Guarantor Financial Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of income and statements of cash flows.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. This guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption will not have an impact to the Company’s consolidated financial statements.
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

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $255.6 million. Intangible assets subject to amortization of $104.9 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. Certain estimated values for the Earthbound Farm acquisition are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change once additional information is obtained. We expect to finalize the allocation of the purchase price in the fourth quarter of 2014.
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

January 2, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$5,638
Inventories	22,658
Other current assets	54,898
Property, plant and equipment	147,390
Other long-term assets	659
Trademarks	150,700
Intangible assets with finite lives	104,900
Liabilities assumed:
Accounts payable and other accruals	54,785
Income taxes and deferred taxes, net	29,159
Obligations under capital leases	21,614
Total identifiable net assets	381,285
Goodwill	227,487
Total purchase price	$608,772
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Earthbound Farm assets into our operations. Goodwill was recorded in the North America segment. The amount of goodwill expected to be tax deductible is approximately $91.0 million.
For the three and nine months ended September 30, 2014, the acquisition of Earthbound Farm increased our net sales by $140.5 million and $439.6 million, respectively, and our operating income by $15.9 million and $38.5 million, respectively. In connection with the acquisition of Earthbound Farm, we incurred $0.2 million and $7.3 million in expenses for the three and nine months ended September 30, 2014, respectively, related to due diligence, investment advisors and regulatory matters. These acquisition costs and other non-recurring charges are included in the earliest period presented in the below table. These costs are included in general and administrative expense in our unaudited condensed consolidated statements of income in the periods in which they were incurred. These expenses have not been allocated to our segments and are reflected entirely within corporate and other.
The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired Earthbound Farm on January 1, 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Net sales	$857,467	$769,195	$2,525,617	$2,261,728
Operating income	42,529	30,445	116,773	89,755
Diluted earnings per common share	$0.24	$0.17	$0.66	$0.52
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
Idaho Dairy Farm
In 2013, management approved a plan to sell the assets of its dairy farm located in Idaho which was completed in the fourth quarter of 2013. Management’s decision to sell the Idaho dairy farm was based on the strategic decision to focus on North America’s core processing, marketing and distribution capabilities. In conjunction with the sale of the Idaho dairy farm, we recorded an impairment charge of $11.1 million included in asset disposal and exit costs in our financial statements. Cash received at the time of sale in the fourth quarter of 2013 was $31.0 million, net of disposal costs. In addition, we recorded a note receivable for $6.4 million which was fully collected by the second quarter of 2014.
In addition to the impairment charge, we recorded a charge of $3.3 million related to lease liabilities, severance and related costs in connection with the Idaho dairy farm sale. Liabilities recorded and the changes therein for the nine months ended September 30, 2014 were as follows:

	Accrued charges at December 31, 2013	Costs paid or otherwise settled	Reversal of prior expense	Accrued charges at September 30, 2014
	(In thousands)
Lease liability	$2,674	$(1,879)	$(351)	$444
Severance and related costs	632	(598)	(34)	—
Total	$3,306	$(2,477)	$(385)	$444

We expect cash payments for the lease liability and severance and related costs to be completed by the end of 2014. During the nine months ended September 30, 2014, we recorded a reversal of $0.7 million of the prior period expenses of which $0.3 million related to the impairment charge and $0.4 million related to the lease liability and severance costs.
3. Joint Venture with China Mengniu Dairy Company
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture intends to manufacture, market and sell a range of premium plant-based beverage products and other nutritious products in China. Under the terms of the agreement, the Company owns a

49% stake in the venture while Mengniu owns a 51% stake. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings, Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility currently under construction in China, where the joint venture intends to manufacture its products. Mengniu was the majority owner of Yashili. The purchase price for Zhengzhou was approximately $80.9 million (RMB 504 million), including $60.3 million (RMB 376.7 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations. Each joint venture party’s share of the purchase price for Zhengzhou was consistent with its ownership interest in the venture. The parties expect to make additional investments to support the start-up and commercialization of the joint venture.
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. During the nine months ended September 30, 2014, we contributed $47.3 million of cash to the joint venture.
In connection with the formation of the joint venture, we incurred nil and $0.3 million in expenses for the three and nine months ended September 30, 2014, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.
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
Morningstar Asset Purchase Agreement
In connection with Dean Foods’ sale of Morningstar, we agreed to terminate an option to purchase plant capacity and property at a Morningstar facility, sell to Morningstar certain manufacturing equipment used to produce certain WhiteWave products, and execute certain other transactions. The agreement was executed on December 2, 2012, but became effective on January 3, 2013, immediately prior to the completion of Dean Foods’ sale of Morningstar, and we received proceeds of $60.0 million as consideration. This transaction was accounted for as a contribution to equity and a purchase by Dean Foods. The proceeds were used to repay a portion of the outstanding balance under the senior secured credit facilities.
Transitional Sales Agreements
In connection with and effective as of our initial public offering, we entered into an agreement with Morningstar, a then wholly-owned Dean Foods subsidiary, pursuant to which Morningstar transferred back to us responsibility for sales and associated costs of certain WhiteWave products over a term of up to nine months after the completion of the Morningstar sale. During the three and nine months ended September 30, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2013. The sales transition was substantially completed during the second quarter of 2013.
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

5. Inventories
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$89,001	$67,956
Finished goods	108,837	90,613
Total	$197,838	$158,569
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

	North America	Europe	Total
	(In thousands)
Balance at December 31, 2013	$600,316	$172,027	$772,343
Acquisition	227,487	—	227,487
Foreign currency translation	—	(13,552)	(13,552)
Balance at September 30, 2014	$827,803	$158,475	$986,278
The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$497,540	$—	$497,540	$354,527	$—	$354,527
Intangible assets with finite lives:
Customer-related and other (1)	131,212	(25,172)	106,040	40,189	(18,789)	21,400
Supplier relationships (1)	12,000	(720)	11,280	—	—	—
Non-compete agreements (1)	600	(150)	450	—	—	—
Total	$641,352	$(26,042)	$615,310	$394,716	$(18,789)	$375,927

(1)
The increase in carrying amounts is attributable to the Earthbound Farm acquisition in the total amount of $255.6 million and the result of foreign currency translation adjustments in the amount of $9.0 million.

Amortization expense on finite-lived intangible assets for the nine months ended September 30, 2014 and 2013 was $7.7 million and $2.1 million, respectively. Amortization expense on finite-lived intangible assets for the three months ended September 30, 2014 and 2013 was $2.6 million and $0.7 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2014	$10.2
2015	10.1
2016	9.8
2017	9.6
2018	9.6
7. Income Taxes
Our historical provision for income taxes was prepared on a separate return basis as if the Company was a stand-alone entity for periods prior to the Distribution. Prior to the Distribution, the Company was included in the Dean Foods’ U.S.

consolidated federal income tax return and also filed some U.S. state income tax returns on a combined basis with Dean Foods. For periods subsequent to the Distribution, the Company has filed its own U.S. federal and state income tax returns. Our foreign subsidiaries file local income tax returns in the jurisdictions in which they operate.
For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.
The effective tax rate for the three months ended September 30, 2014 was 35.2% compared to 27.6% for the three months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was 35.0% compared to 31.7% for the nine months ended September 30, 2013. The increase in the effective tax rates was due to favorable tax adjustments recognized in 2013 as a result of a reduction in the U.K. statutory rate, as well as return to provision adjustments associated with differences between the provision calculated on a separate return basis and the filing of the Dean Foods' U.S. consolidated federal tax return. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
8. Debt and Capital Lease Obligations
Our outstanding debt and capital lease obligations as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014			December 31, 2013
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,000,000	2.09%	*	$662,650	1.76%	*
Senior unsecured notes	500,000	5.38%		—
Capital lease obligations	21,880			—
Less current portion	(21,085)			(15,000)
Total long-term debt	$1,500,795			$647,650

*	Represents a weighted average rate, including applicable interest rate margins.
Senior Secured Credit Facilities
On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement governs our senior secured credit facilities, consisting of a five-year revolving credit facility in a principal amount of $850 million, an original five-year $250 million term loan A-1, and an original seven-year $250 million term loan A-2. We capitalized $12.4 million of deferred financing fees, which were being amortized over the respective revolving and term loan commitments up until the Amendment on August 29, 2014 as described below.

In conjunction with the January 2, 2014 acquisition of Earthbound Farm, under the terms of the Credit Agreement, we entered into an Incremental Term Loan Agreement to establish a new incremental seven-year term loan A-3 facility in an aggregate principal amount of $500.0 million (the “Incremental Term Loan Agreement”). We capitalized $3.3 million of financing fees, which were being amortized over the term of the term loan facility up until the amendment on August 29, 2014 as described below. We also amended the Credit Agreement on January 2, 2014, to, among other things, reset an accordion feature that allows for our senior secured credit facilities to be increased by up to $500.0 million, subject to lenders commitments, and increased the limit of swing line loans to $85.0 million.

On August 29, 2014, we entered into the Third Amendment to the Credit Agreement with Bank of America, N.A., as administrative agent, and the subsidiary guarantors, lenders and voting participants party thereto (the “Third Amendment”). The Third Amendment extended maturity dates, reset amortization requirements, increased liquidity and added additional operating flexibility under the Credit Agreement. The applicable interest rates and fees under the Credit Agreement were not modified in the Third Amendment. As a result of the Third Amendment, we expensed $0.8 million of deferred financing fees related to the Credit Agreement. We capitalized $4.8 million of new deferred financing fees related to the Third Amendment which, in conjunction with $10.1 million of deferred financing fees remaining related to the Credit Agreement, are being amortized over the term of the revolving and term loan commitments as described below. Deferred financing fees are included in identifiable intangible and other assets in our unaudited condensed consolidated balance sheets.

The Third Amendment, among other things:

•	extended the maturity date of the revolving commitment and term loan A-1 to August 29, 2019

•	consolidated the term loan A-3 into the term loan A-2 and extended the maturity date of the term loan A-2 to August 29, 2021

•
increased the revolving commitment to $1.0 billion from $850 million, and increased the limits under our revolving commitment of swing line loans to $100 million and issued letters of credit to $100 million

•	increased the term loan A-1 balance to $250 million, constituting an increase of $18.8 million

•	increased the term loan A-2 balance to $750 million, constituting an aggregate increase of $6.3 million from the previous term loan A-2 and term loan A-3 balances

•
established a maximum consolidated net leverage ratio at 4.00 to 1.00, with a step down to 3.75 to 1.00 beginning with the fiscal quarter ended March 31, 2016, with such ratio subject to certain additional adjustments in connection with acquisitions; provided that upon the incurrence of certain indebtedness (a) the maximum consolidated net leverage ratio will increase to 5.00 to 1.00 and (b) the establishment of a maximum consolidated senior secured net leverage ratio covenant of 4.00 to 1.00, with a step down to 3.75 to 1.00 after five full fiscal quarters have elapsed from the incurrence date of such indebtedness. The Senior Unsecured Notes described below triggered changes referenced above in (a) and (b).

As of September 30, 2014, we had outstanding borrowings of $1.0 billion under our $2.0 billion senior secured credit facilities, of which $1.0 billion consists of term loan borrowings. Further, we had $5.0 million in outstanding letters of credit issued under our $1.0 billion revolving credit facility. We had immediate additional borrowing capacity of $995.0 million under our revolving credit facility, which amount will vary over time depending on our financial covenants and operating performance. As of September 30, 2014, the revolving credit facility and term loan A-1 bear interest at a rate of LIBOR plus 1.75% and the term loan A-2 at a rate of LIBOR plus 2.00%. As of September 30, 2014, we were in compliance with all related (or associated) covenants under our debt facilities.
Alpro Revolving Credit Facility
In the three and nine months ended September 30, 2014, Alpro maintained a revolving credit facility not to exceed €10 million ($12.6 million USD) or its currency equivalent. The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million letters of credit ($12.6 million USD) or its currency equivalent. As of September 30, 2014, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on December 9, 2014. We currently intend to extend or replace the facility by the maturity date.
Senior Unsecured Notes
On September 17, 2014, we issued $500.0 million in aggregate principal amount of senior notes. The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year, beginning on April 1, 2015. The net proceeds from the issuance and sale of the notes, after deducting underwriting discounts and commission and offering expenses, was approximately $490.7 million. We utilized the proceeds of the issuance to pay down all outstanding borrowings under our senior secured revolving commitment, with the remaining proceeds increasing our cash balances.
Capital Lease Obligations
In conjunction with the January 2, 2014 acquisition of Earthbound Farm, we became party to leases of certain operating facilities and equipment under capital lease arrangements which bear interest at rates from 3.1% to 6.3% and have expiration dates through 2033. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheets.

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
The following table summarizes the terms of the interest rate swap agreements as of September 30, 2014:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked-to-market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheets. Gains on these contracts were $1.7 million for the three months ended September 30, 2014 and losses on these contracts were $2.7 million for the nine months ended September 30, 2014. Losses on these contracts were $4.2 million for the three months ended September 30, 2013 and gains on these contracts were $4.0 million for the nine months ended September 30, 2013. Gains and losses are recorded in other expense (income) in our unaudited condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our unaudited condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 is included in the table below.
Credit risk under these arrangements is believed to be remote as the counterparties to the interest rate swap agreements are major financial institutions; however, if any of the counterparties to the swap agreements become unable to fulfill their obligation, we may lose any financial benefits of these arrangements.

Commodities
We are exposed to commodity and raw material price fluctuations, including for organic and conventional milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, organic greens and produce, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity, but can be longer in some cases. These contracts are considered normal purchases.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are allocated to cost of goods sold and selling, distribution, and marketing expenses in our unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, we recorded a $2.5 million loss related to our commodities contracts.
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified financial institutions for commodities associated with the production and distribution of our products. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our commodity hedges is recorded as an adjustment to distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and nine months ended September 30, 2014 and 2013. A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 16.6% and 15.2% of our long-lived assets and net sales, respectively, as of and for the nine months ended September 30, 2014. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates related to the purchase of raw materials. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three and nine months ended September 30, 2014 and 2013.

Fair Value - Derivatives
As of September 30, 2014 and December 31, 2013, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$800	$—	$—	$634
Commodities contracts - current (1)	—	1,162	—	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	18,033	18,255
Commodities contracts - current (1)	—	—	2,517	—
Interest rate swap contracts - noncurrent (2)	—	—	15,529	26,667
Total derivatives	$800	$1,162	$36,079	$45,556

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Losses on foreign currency contracts (1)	$204	$78	$512	$194
Losses/(gains) on commodities contracts (2)	140	(427)	(1,037)	(296)

(1)	Recorded in cost of goods sold in our unaudited condensed consolidated statements of income.

(2)	Recorded in distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income.

Based on current exchange rates, we estimate that $0.8 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive loss within the next 12 months.
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

A summary of our financial assets and liabilities subject to recurring fair value measurements and the basis for that measurement according to the levels in the fair value hierarchy as of September 30, 2014 and December 31, 2013 is as follows:

	Fair value as of September 30, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$4,484	$4,484	$—	$—
Supplemental Executive Retirement Plan investments	1,791	1,791	—	—
Foreign currency contracts	800	—	800	—
Deferred compensation investments	4,645	—	4,645	—
	$11,720	$6,275	$5,445	$—
Liabilities:
Senior unsecured notes	$505	$505	$—	$—
Commodities contracts	2,517	—	2,517	—
Interest rate swap contracts	33,562	—	33,562	—
	$36,584	$505	$36,079	$—

As of September 30, 2014, we had no transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended September 30, 2014 were included in Level 2.

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
The Supplemental Executive Retirement Plan (“SERP”) investments are classified as trading securities and are primarily invested in money market funds and held at fair value. We classify these assets as Level 1 as fair value can be corroborated based on quoted market prices for identical instruments in active markets.
The deferred compensation investment is primarily invested in mutual funds and is held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active.
The fair value of the senior unsecured notes is based on fair value and is determined using Level 1 inputs. We classify the senior notes as Level 1 as fair value can be corroborated based on quoted market prices in active markets.
Due to their near-term maturities, the carrying amounts of trade accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facilities are variable, their fair values approximate their carrying values.

10. Share-Based Compensation
Twenty million shares of our common stock are reserved for issuance under the 2012 Stock Incentive Plan (the “2012 SIP”) upon the exercise of stock options, restricted stock units (“RSUs”), or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also includes awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted to our employees under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control and in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon death or qualified disability, and (iii) with the exception of the awards granted in connection with the initial public offering, an employee with 10 years of service retires after reaching the age of 55.
Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering.
On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our non-employee directors and employees were converted into equity-based awards with respect to our common stock. These Dean Foods equity-based awards included Dean Foods stock options (whether vested or unvested), unvested RSUs and unvested Dean Foods restricted stock awards held by our non-employee directors on the date of the Distribution. The options to purchase Dean Foods common stock held by our directors and employees were converted to options to purchase our common stock in a manner that preserved the life and aggregate intrinsic value in the converted stock option and continued the same proportionate relationship between the exercise price and the value of our common stock as existed with respect to the Dean Foods common stock immediately prior to the Distribution. The conversion was effected based on a formula using the volume weighted average price of Dean Foods common stock and our common stock during the five trading day period that ended on the second trading day preceding the Distribution. The unvested Dean Foods RSUs held by our directors and employees were converted to WhiteWave RSUs in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods RSU (determined using the same volume weighted average values as described above). The unvested Dean Foods phantom shares held by our employees were converted to WhiteWave phantom shares in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods phantom share (determined using the same volume weighted average values as described above). Dean Foods restricted stock awards held by our directors on the date of the Distribution were converted into restricted stock awards with respect to our common stock by (i) applying the same volume weighted average values as described above and (ii) subtracting any shares of our common stock and Class B common stock received by our directors in the Distribution in respect of such Dean Foods restricted stock awards. We did not recognize any incremental expense in connection with the conversion of Dean Foods’ equity-based awards into WhiteWave awards.

Share-Based Compensation Expense
The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Share-based compensation expense:
WhiteWave Stock options	$2,093	$1,456	$8,698	$7,167
WhiteWave RSUs	3,526	1,781	12,347	7,150
WhiteWave Phantom shares	178	1,656	2,374	3,462
WhiteWave SARs	204	224	763	620
Total share-based compensation expense	$6,001	$5,117	$24,182	$18,399
Share-based compensation expense shown above reflect expenses for Dean Foods equity and liability plans that converted to equivalent WhiteWave equity and liability plans upon the spin-off transaction.

Stock Options
Under the terms of the 2012 SIP, our employees and non-employee directors may be granted options to purchase our common stock at a price equal to the market price on the date the option is granted. Our employee options vest one-third on each of the first, second and third anniversary of the grant date.
Share-based compensation expense for stock options is recognized ratably over the vesting period within general and administrative expense. The expense totaled $2.1 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $8.7 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Nine months ended September 30,
	2014	2013
Expected volatility	28% - 29%	28%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.82% to 2.10%	1.13% to 1.66%
Forfeiture rate	—%	3%
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

The following table summarizes stock option activity during the nine months ended September 30, 2014:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2014	11,120,585	$17.12
Granted	1,218,996	26.54
Forfeited, cancelled and expired (1)	(480,187)	17.47
Exercised	(433,259)	19.13
Options outstanding at September 30, 2014	11,426,135	$18.04	6.23	$208,977,298
Options vested and expected to vest at September 30, 2014	11,342,227	$18.01	6.21	$207,820,776
Options exercisable at September 30, 2014	7,352,201	$17.70	5.01	$136,959,369

(1)	Pursuant to the terms of the 2012 SIP, options that are cancelled or forfeited may be available for future grants.
During the nine months ended September 30, 2014, we received $2.0 million of cash from stock option exercises. At September 30, 2014, there was $11.9 million of unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.42 years.
RSUs
RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the nine months ended September 30, 2014:

RSUs outstanding January 1, 2014	1,247,596
RSUs issued	507,709
Shares issued upon vesting of RSUs	(260,344)
RSUs cancelled or forfeited (1)	(153,463)
Converted from phantom shares	279,504
RSUs outstanding at September 30, 2014	1,621,002
Weighted average grant date fair value per share	$21.59

(1)
Pursuant to the terms of the 2012 SIP, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

Compensation expense for RSUs is recognized ratably over the vesting period. RSU expense totaled $3.5 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $12.3 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was $18.2 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.45 years.
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
Compensation expense for phantom shares totaled $0.2 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $2.4 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $0.7 million and $4.8 million as of September 30, 2014 and December 31, 2013, respectively. The 2014 cash settlement of WhiteWave phantom shares was $5.6 million.
The following table summarizes the phantom share activity during the nine months ended September 30, 2014:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2014	571,079	$17.11
Granted	1,614	17.00
Converted/paid	(206,833)	17.68
Forfeited	(32,320)	17.11
Converted to RSUs	(279,504)	16.81
Outstanding at September 30, 2014	54,036	$16.48

SARs
We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date.
The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Nine months ended September 30,
	2014 (1)	2013
Expected volatility	—	28%
Expected dividend yield	—	0%
Expected option term	—	6 years
Risk-free rate of return	—	1.13% to 1.66%
Forfeiture rate	—	3%

(1)	The Company did not grant any SARs in the three and nine months ended September 30, 2014.
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
The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statement of operations. The expense totaled $0.2 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheets totaling $1.6 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively. The following table summarizes SAR activity during the nine months ended September 30, 2014:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2014	293,693	$16.48
Granted	—	—
Forfeited and cancelled (1)	(14,153)	16.52
Exercised	(16,020)	16.36
SARs outstanding at September 30, 2014	263,520	$16.49	8.16	$5,228,646
SARs vested and expected to vest at September 30, 2014	261,131	$16.49	8.16	$5,180,807
SARs exercisable at September 30, 2014	81,885	$16.51	8.15	$1,623,203

(1)	Pursuant to the terms of the 2012 SIP, SARs that are cancelled or forfeited may be available for future grants.

11. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2014 were as follows (net of tax):

	Derivative instruments (1)	Minimum pension liability adjustment (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at July 1, 2014	$(125)	$(748)	$(7,296)	$(8,169)
Other comprehensive income/(loss) before reclassifications	974	62	(34,573)	(33,537)
Amounts reclassified from accumulated other comprehensive income/(loss)	(344)	(4)	—	(348)
Other comprehensive income/(loss), net of tax expense of $337	630	58	(34,573)	(33,885)
Balance at September 30, 2014	$505	$(690)	$(41,869)	$(42,054)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 were as follows (net of tax):

	Derivative instruments (1)	Minimum pension liability adjustment (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2014	$205	$(793)	$(7,852)	$(8,440)
Other comprehensive income/(loss) before reclassifications	(225)	115	(34,017)	(34,127)
Amounts reclassified from accumulated other comprehensive income/(loss)	525	(12)	—	513
Other comprehensive income/(loss), net of tax expense of $139	300	103	(34,017)	(33,614)
Balance at September 30, 2014	$505	$(690)	$(41,869)	$(42,054)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2013 were as follows (net of tax):

	Derivative instruments (1)	Minimum pension liability adjustment (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at July 1, 2013	$(209)	$(1,790)	$(35,692)	$(37,691)
Other comprehensive income/(loss) before reclassifications	(297)	(50)	19,688	19,341
Amounts reclassified from accumulated other comprehensive income/(loss)	349	(22)	—	327
Other comprehensive income/(loss), net of tax expense of $19	52	(72)	19,688	19,668
Balance at September 30, 2013	$(157)	$(1,862)	$(16,004)	$(18,023)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 12 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 were as follows (net of tax):

	Derivative instruments (1)	Minimum pension liability adjustment (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income before reclassifications	35	22	9,572	9,629
Amounts reclassified from accumulated other comprehensive income/(loss)	102	(66)	—	36
Other comprehensive income/(loss), net of tax expense of $69	137	(44)	9,572	9,665
Balance at September 30, 2013	$(157)	$(1,862)	$(16,004)	$(18,023)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 9 “Derivative Financial Instruments and Fair Value Measurement.”

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
The components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2014 and 2013 are detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$452	$440	$1,356	$1,320
Interest cost	158	135	473	405
Expected return on plan assets	(117)	(88)	(352)	(264)
Amortization:
Prior service cost	3	4	10	12
Unrecognized net loss	1	18	2	54
Net periodic benefit cost	$497	$509	$1,489	$1,527
13. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $3.8 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $12.6 million and $6.0 million for the nine months ended September 30, 2014 and 2013, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheet.
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
The North America segment offers products in the plant-based foods and beverages, coffee creamers and beverages, premium dairy products, and organic greens and produce categories throughout North America, and our Europe segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers. We have an extensive production and supply chain footprint in the United States. We utilize six manufacturing plants and also rely on third-party co-packers to fulfill our manufacturing needs. We have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain, and we also utilize a limited number of third-party co-packers for certain products in Europe. Furthermore, we utilize a broad commercial partner network to access certain markets in Europe, in addition to our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands.
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

The following table presents the summarized income statement amounts by segment:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total net sales:
North America	$728,279	$534,176	$2,142,402	$1,555,023
Europe	129,188	104,342	383,215	307,730
Total	$857,467	$638,518	$2,525,617	$1,862,753
Operating income:
North America	$81,305	$51,366	$229,931	$157,266
Europe	13,730	7,558	38,140	22,109
Total reportable segment operating income	$95,035	$58,924	$268,071	$179,375
Corporate and other	(21,688)	(16,784)	(73,763)	(53,287)
Total operating income	$73,347	$42,140	$194,308	$126,088
Other expense:
Interest expense	$9,713	$4,459	$22,947	$13,920
Other expense (income), net	(1,670)	4,129	2,687	(4,265)
Income before taxes	$65,304	$33,552	$168,674	$116,433
Depreciation and amortization:
North America	$22,079	$15,270	$65,023	$44,908
Europe	4,896	5,169	16,245	15,365
Corporate and other	309	138	884	279
Total	$27,284	$20,577	$82,152	$60,552
The following tables present sales amounts by product categories:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total net sales:
North America
Plant-based food and beverages	$178,896	$164,748	$526,058	$470,598
Coffee creamers and beverages	243,832	222,778	705,053	654,926
Premium dairy	165,090	146,650	471,680	429,499
Organic greens and produce	140,461	—	439,611	—
North America net sales	728,279	534,176	2,142,402	1,555,023
Europe
Plant-based food and beverages	129,188	104,342	383,215	307,730
Total net sales	$857,467	$638,518	$2,525,617	$1,862,753

The following tables present assets and capital expenditures by segment:

	September 30, 2014	December 31, 2013
	(In thousands)
Assets:
North America	$2,407,276	$1,588,104
Europe	575,626	563,026
Corporate	323,839	132,054
Total	$3,306,741	$2,283,184

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Capital expenditures:
North America	$45,178	$41,168	$171,128	$84,378
Europe	15,617	5,440	36,864	12,774
Corporate	944	3,515	2,602	5,992
Total	$61,739	$50,123	$210,594	$103,144
Significant Customers
The Company had a single customer that represented 14.6% and 17.2% of our consolidated net sales in the three months ended September 30, 2014 and 2013, respectively. The same customer represented 16.5% and 17.7% of our consolidated net sales in the nine months ended September 30, 2014 and 2013, respectively. Sales to this customer are primarily included in our North America segment.
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
During the three and nine months ended September 30, 2013, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of goods sold in our consolidated statements of operations. We continue to utilize these facilities although Dean Foods is no longer a related party.
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
Cream Supply Agreement — We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we continue to purchase cream from such subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. We have renewed through December 31, 2014. This agreement formalizes our historical intercompany arrangements and does not impact comparability in our unaudited condensed consolidated statements of income for the three and nine month period ended September 30, 2014 and 2013.
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
Transition Services Agreement — We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. Our services consisted primarily of marketing and research and development, while Dean Foods’ provided supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other transitional services. Both Dean Foods’ and our services continue for a specified initial term, which vary with the types of services provided, unless terminated earlier or extended according to the terms of the transition services agreement. We pay Dean Foods mutually agreed-upon fees for their services and Dean Foods pays us mutually agreed-upon fees for our services. In the three and nine months ended September 30, 2014, Dean Foods charged us $0.4 million and $2.0 million, respectively, and we charged Dean Foods $0.2 million and $0.5 million, respectively, for services rendered under the transition services agreement. In the three and nine months ended September 30, 2013, Dean Foods charged us $1.3 million and $18.0 million, respectively, and we charged Dean Foods $0.3 million and $2.8 million, respectively, for services rendered under the transition services agreement. The transition services agreement is substantially complete, however a portion of the agreement relating to IT services has been extended into 2015.
16. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$40,857	$24,293	$107,624	$79,501
Denominator:
Weighted average common shares	174,136,880	173,097,361	173,911,304	173,035,973
Basic earnings per share	$0.23	$0.14	$0.62	$0.46
Diluted earnings per share computation:
Numerator:
Net income	$40,857	$24,293	$107,624	$79,501
Denominator:
Weighted average common shares - basic	174,136,880	173,097,361	173,911,304	173,035,973
Stock option conversion (1)	3,457,936	1,259,608	3,081,971	586,887
Stock units (2)	696,618	846,373	627,366	526,235
Weighted average common shares - diluted	178,291,434	175,203,342	177,620,641	174,149,095
Diluted earnings per share	$0.23	$0.14	$0.61	$0.46

(1) Anti-dilutive options excluded	2,700	5,206,482	10,193	3,761,414
(2) Anti-dilutive RSUs excluded	3,398	6,311	2,946	303

17. Supplemental Guarantor Financial Information

In September of 2014, we issued debt securities that are guaranteed by certain of our 100% owned subsidiaries. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the balance sheets as of September 30, 2014 and December 31, 2013 and the statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013 and cash flows for each of the nine months ended September 30, 2014 and 2013 for The WhiteWave Foods Company (referred to as “Parent” for the purpose of this note only), the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for this presentation. All guarantors of our debt securities are also guarantors for our senior secured credit facilities. Our senior secured credit facilities are secured by security interest and liens on substantially all of our assets and the assets of our domestic subsidiaries and is presented in the Parent column of the accompanying condensed consolidating balance sheet as of September 30, 2014.

Condensed Consolidating Balance Sheets

	September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$168,538	$637	$57,003	$—	$226,178
Trade receivables, net of allowance	760	137,171	63,920	—	201,851
Inventories	—	163,730	34,108	—	197,838
Deferred income taxes	15,690	14,713	2,673	—	33,076
Prepaid expenses and other current assets	8,674	16,506	12,882	—	38,062
Intercompany receivables	172,358	387,982	—	(560,340)	—
Total current assets	366,020	720,738	170,587	(560,340)	697,005
Investment in unconsolidated entity	—	—	44,030	—	44,030
Investment in consolidated subsidiaries	2,563,626	454,447	—	(3,018,073)	—
Property, plant, and equipment, net	7,781	743,147	177,589	—	928,517
Deferred income taxes	24,873	—	—	(24,873)	—
Identifiable intangible and other assets, net	31,548	518,281	101,082	—	650,911
Goodwill	—	827,803	158,475	—	986,278
Total Assets	$2,993,848	$3,264,416	$651,763	$(3,603,286)	$3,306,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,865	$277,808	$110,505	$—	$421,178
Current portion of debt and capital lease obligations	20,000	1,085	—	—	21,085
Income taxes payable	—	—	1,126	—	1,126
Intercompany payables	371,029	166,194	23,117	(560,340)	—
Total current liabilities	423,894	445,087	134,748	(560,340)	443,389
Long-term debt and capital lease obligations	1,480,000	20,795	—	—	1,500,795
Deferred income taxes	—	232,953	54,250	(24,873)	262,330
Other long-term liabilities	30,765	1,955	8,318	—	41,038
Total liabilities	1,934,659	700,790	197,316	(585,213)	2,247,552
Total shareholders' equity	1,059,189	2,563,626	454,447	(3,018,073)	1,059,189
Total Liabilities and Shareholders' Equity	$2,993,848	$3,264,416	$651,763	$(3,603,286)	$3,306,741

Condensed Consolidating Balance Sheets

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$673	$100,432	$—	$101,105
Trade receivables, net of allowance	332	100,124	46,408	—	146,864
Inventories	—	124,964	33,605	—	158,569
Deferred income taxes	12,671	10,652	3,265	—	26,588
Prepaid expenses and other current assets	3,650	9,304	10,141	—	23,095
Intercompany receivables	97,619	244,502	—	(342,121)	—
Total current assets	114,272	490,219	193,851	(342,121)	456,221
Investment in consolidated subsidiaries	1,783,006	464,420	—	(2,247,426)	—
Property, plant, and equipment, net	6,028	484,739	168,916	—	659,683
Identifiable intangible and other assets, net	40,762	267,983	110,726	(24,534)	394,937
Goodwill	—	600,316	172,027	—	772,343
Total Assets	$1,944,068	$2,307,677	$645,520	$(2,614,081)	$2,283,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,727	$222,022	$95,357	$—	$357,106
Current portion of debt and capital lease obligations	15,000	—	—	—	15,000
Income taxes payable	13,079	—	1,215	—	14,294
Intercompany payables	227,549	95,175	19,397	(342,121)	—
Total current liabilities	295,355	317,197	115,969	(342,121)	386,400
Long-term debt and capital lease obligations	647,650	—	—	—	647,650
Deferred income taxes	—	205,860	56,439	(24,534)	237,765
Other long-term liabilities	39,624	1,614	8,692	—	49,930
Total liabilities	982,629	524,671	181,100	(366,655)	1,321,745
Total shareholders' equity	961,439	1,783,006	464,420	(2,247,426)	961,439
Total Liabilities and Shareholders' Equity	$1,944,068	$2,307,677	$645,520	$(2,614,081)	$2,283,184

Condensed Consolidating Statements of Comprehensive Income

	Three months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$728,279	$129,188	$—	$857,467
Cost of goods sold	—	492,334	72,377	—	564,711
Gross profit	—	235,945	56,811	—	292,756
Operating expenses:
Selling, distribution, and marketing	—	127,266	30,490	—	157,756
General and administrative	19,384	27,375	14,894	—	61,653
Total operating expenses	19,384	154,641	45,384	—	219,409
Operating income (loss)	(19,384)	81,304	11,427	—	73,347
Other expense (income):
Interest expense	9,379	282	52	—	9,713
Other expense (income), net	(30,000)	28,330	—	—	(1,670)
Total other expense (income)	(20,621)	28,612	52	—	8,043
Income before income taxes	1,237	52,692	11,375	—	65,304
Income tax expense	1,217	19,900	1,882	—	22,999
Operating income	20	32,792	9,493	—	42,305
Equity (loss) in earnings of consolidated subsidiaries	40,837	8,045	—	(48,883)	—
Income (loss) before loss in investment in unconsolidated entity	40,857	40,837	9,493	(48,883)	42,305
Loss in investment in unconsolidated entity	—	—	(1,448)	—	(1,448)
Net income (loss)	40,857	40,837	8,045	(48,883)	40,857
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	(33,885)	(33,885)	(34,514)	68,399	(33,885)
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$6,972	$6,952	$(26,469)	$19,516	$6,972

Condensed Consolidating Statements of Comprehensive Income

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,142,402	$383,215	$—	$2,525,617
Cost of goods sold	—	1,455,231	219,156	—	1,674,387
Gross profit	—	687,171	164,059	—	851,230
Operating expenses:
Selling, distribution, and marketing	—	373,363	88,694	—	462,057
General and administrative	69,853	84,580	41,136	—	195,569
Asset disposal and exit costs	—	(704)	—	—	(704)
Total operating expenses	69,853	457,239	129,830	—	656,922
Operating income (loss)	(69,853)	229,932	34,229	—	194,308
Other expense (income):
Interest expense	21,896	913	138	—	22,947
Other expense (income), net	(89,777)	92,464	—	—	2,687
Total other expense (income)	(67,881)	93,377	138	—	25,634
Income (loss) before income taxes	(1,972)	136,555	34,091	—	168,674
Income tax expense	2,329	49,805	6,925	—	59,059
Operating income (loss)	(4,301)	86,750	27,166	—	109,615
Equity (loss) in earnings of consolidated subsidiaries	111,925	25,175	—	(137,100)	—
Income (loss) before loss in investment in unconsolidated entity	107,624	111,925	27,166	(137,100)	109,615
Loss in investment in unconsolidated entity	—	—	(1,991)	—	(1,991)
Net income (loss)	107,624	111,925	25,175	(137,100)	107,624
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	(33,614)	(33,614)	(33,315)	66,929	(33,614)
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$74,010	$78,311	$(8,140)	$(70,171)	$74,010

Condensed Consolidating Statements of Comprehensive Income

	Three months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$534,177	$104,341	$—	$638,518
Total net sales	—	534,177	104,341	—	638,518
Cost of goods sold	—	349,828	62,238	—	412,066
Gross profit	—	184,349	42,103	—	226,452
Operating expenses:
Selling, distribution, and marketing	—	108,530	23,018	—	131,548
General and administrative	16,254	17,053	12,057	—	45,364
Asset disposal and exit costs	—	7,400	—	—	7,400
Total operating expenses	16,254	132,983	35,075	—	184,312
Operating income (loss)	(16,254)	51,366	7,028	—	42,140
Other expense (income):
Interest expense	4,459	—	—	—	4,459
Other expense (income), net	(23,717)	29,862	(2,016)	—	4,129
Total other expense (income)	(19,258)	29,862	(2,016)	—	8,588
Income before income taxes	3,004	21,504	9,044	—	33,552
Income tax expense	4,244	4,533	482	—	9,259
Income before equity in earnings of subsidiaries	(1,240)	16,971	8,562	—	24,293
Equity (loss) in earnings of consolidated subsidiaries	25,533	8,562	—	(34,095)	—
Net income (loss)	24,293	25,533	8,562	(34,095)	24,293
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	19,668	19,668	19,616	(39,284)	19,668
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$43,961	$45,201	$28,178	$(73,379)	$43,961

Condensed Consolidating Statements of Comprehensive Income

	Nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$1,516,124	$307,730	$—	$1,823,854
Net sales to related parties	—	37,062	—	—	37,062
Transitional sales fees	—	1,837	—	—	1,837
Total net sales	—	1,555,023	307,730	—	1,862,753
Cost of goods sold	—	1,010,555	182,989	—	1,193,544
Gross profit	—	544,468	124,741	—	669,209
Operating expenses:
Selling, distribution, and marketing	—	326,657	69,176	—	395,833
General and administrative	51,615	53,145	35,128	—	139,888
Asset disposal and exit costs	—	7,400	—	—	7,400
Total operating expenses	51,615	387,202	104,304	—	543,121
Operating income (loss)	(51,615)	157,266	20,437	—	126,088
Other expense (income):
Interest expense (income)	13,932	—	(12)	—	13,920
Other expense (income), net	(64,339)	59,914	160	—	(4,265)
Total other expense (income)	(50,407)	59,914	148	—	9,655
Income (loss) before income taxes	(1,208)	97,352	20,289	—	116,433
Income tax expense	3,013	33,566	353	—	36,932
Income (loss) before equity in earnings of subsidiaries	(4,221)	63,786	19,936	—	79,501
Equity (loss) in earnings of consolidated subsidiaries	83,722	19,936	—	(103,658)	—
Net income (loss)	79,501	83,722	19,936	(103,658)	79,501
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	9,665	9,665	9,528	(19,193)	9,665
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$89,166	$93,387	$29,464	$(122,851)	$89,166

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(20,871)	$148,777	$40,210	$—	$168,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entity	—	—	(47,285)	—	(47,285)
Payments for acquisition, net of cash acquired	—	(603,134)	—	—	(603,134)
Payments for property, plant, and equipment	(40,933)	(133,795)	(34,609)	—	(209,337)
Intercompany transfers	(590,907)	—	—	590,907	—
Proceeds from sale of fixed assets	—	400	—	—	400
Net cash used in investing activities	(631,840)	(736,529)	(81,894)	590,907	(859,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	—	588,482	2,425	(590,907)	—
Proceeds from the issuance of debt	1,025,000	—	—	—	1,025,000
Repayment of debt	(10,000)	—	—	—	(10,000)
Payments of capital lease obligations	—	(766)	—	—	(766)
Proceeds from revolver line of credit	622,450	—	—	—	622,450
Payments for revolver line of credit	(800,100)	—	—	—	(800,100)
Proceeds from exercise of stock options	1,986	—	—	—	1,986
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,489)	—	—	—	(3,489)
Tax windfall on share-based compensation	3,421	—	—	—	3,421
Payment of financing costs	(18,019)	—	—	—	(18,019)
Net cash provided by financing activities	821,249	587,716	2,425	(590,907)	820,483
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,170)	—	(4,170)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,538	(36)	(43,429)	—	125,073
Cash and cash equivalents, beginning of period	—	673	100,432	—	101,105
Cash and cash equivalents, end of period	$168,538	$637	$57,003	$—	$226,178

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(56,977)	$137,606	$34,690	$—	$115,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	(5,624)	(84,748)	(12,772)	—	(103,144)
Intercompany transfers	—	(114,418)	—	114,418	—
Proceeds from sale of fixed assets	—	62,140	26	—	62,166
Net cash used in investing activities	(5,624)	(137,026)	(12,746)	114,418	(40,978)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	114,148	—	270	(114,418)	—
Distributions to Dean Foods, net	(830)	(128)	87	—	(871)
Repayment of debt	(11,250)	—	—	—	(11,250)
Proceeds from revolver line of credit	438,450	—	—	—	438,450
Payments for revolver line of credit	(485,200)	—	—	—	(485,200)
Proceeds from exercise of stock options	300	—	—	—	300
Tax savings on share-based compensation	324	—	—	—	324
Payment of deferred financing costs	(16)	—	—	—	(16)
Net cash used provided by (used in) financing activities	55,926	(128)	357	(114,418)	(58,263)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,694	—	1,694
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,675)	452	23,995	—	17,772
Cash and cash equivalents, beginning of period	6,675	49	62,649	—	69,373
Cash and cash equivalents, end of period	$—	$501	$86,644	$—	$87,145

18. Subsequent Events
On October 31, 2014, we acquired the company that owns So Delicious Dairy Free from its existing shareholders. The acquisition adds to our focus on high-growth product categories that are aligned with emerging customer trends. The total purchase price for the acquisition was approximately $195 million, subject to post-closing working capital adjustments and indemnification claims. The Company has not yet completed an appraisal of the assets acquired and anticipates finalizing the allocation of the purchase price to the assets acquired and liabilities assumed within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this Form 10-Q and the Current Report on Form 8-K filed on September 11, 2014 to provide supplemental guarantor financial information pursuant to Rule 3-10 of Regulation S-X as a result of our issuance of senior secured notes.
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
Overview of the Business
We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. We are pioneers in these product categories, with Silk, International Delight, and Horizon Organic and Earthbound Farm having #1 or #2 brand positions based on retail sales in the United States, and Alpro having a #1 brand position based on retail sales in Europe. Our widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic premium dairy products and Earthbound Farm certified organic packaged salad greens, fruits and vegetables. Our European brands of plant-based foods and beverages include Alpro and Provamel.
We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. We sell our products in North America and Europe primarily through our direct sales force and independent brokers.
We have an extensive production and supply chain footprint and we utilize six manufacturing plants and also rely on third-party co-packers to fulfill our manufacturing needs in the U.S. In Europe, we have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain, and we also utilize a limited number of third-party co-packers for certain products. Furthermore, we utilize a broad commercial partner network to access certain markets in Europe, in addition to our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands.
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
Formation of Joint Venture in China
On January 5, 2014, the Company announced that it had entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company, to manufacture, market and sell a range of nutritious products in China. The joint venture is owned 49% by the Company and 51% by Mengniu. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings Ltd (“Yashili”), whose primary asset is a production facility currently under construction in China where the joint venture intends to manufacture its products. Mengniu was the majority owner of Yashili. The purchase price for Zhengzhou was approximately $80.9 million (RMB 504 million). Each joint venture party’s share of the purchase price for Zhengzhou was consistent with its ownership interest in the venture. The Company and Mengnui expect to make additional investments to support the start-up and commercialization of the joint venture, but the amount of any future additional investments is not currently known. During the nine months ended September 30, 2014, we contributed $47.3 million of cash to the joint venture.
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
Amendment of Credit Agreement
On August 29, 2014, we entered into the Third Amendment to the Credit Agreement with Bank of America, N.A., as administrative agent, and the subsidiary guarantors, lenders and voting participants party thereto (the “Third Amendment”). The Third Amendment extended maturity dates, reset amortization requirements, increased liquidity and added additional operating flexibility under the Credit Agreement. The applicable interest rates and fees under the Credit Agreement were not modified in the Third Amendment.
The Third Amendment, among other things:

•	extended the maturity date of the revolving commitment and term loan A-1 to August 29, 2019

•	consolidated the term loan A-3 into the term loan A-2 and extended the maturity date of the term loan A-2 to August 29, 2021

•
increased the revolving commitment to $1.0 billion from $850 million, and increased the limits under our revolving commitment of swing line loans to $100 million and issued letters of credit to $100 million

•	increased the term loan A-1 balance to $250 million, constituting an increase of $18.8 million

•	increased the term loan A-2 balance to $750 million, constituting an aggregate increase of $6.3 million from the previous term loan A-2 and term loan A-3 balances

•
established a maximum consolidated net leverage ratio at 4.00 to 1.00, with a step down to 3.75 to 1.00 beginning with the fiscal quarter ended March 31, 2016, with such ratio subject to certain additional adjustments in connection with acquisitions; provided that upon the incurrence of certain indebtedness (a) the maximum consolidated net leverage ratio will increase to 5.00 to 1.00 and (b) the establishment of a maximum consolidated senior secured net leverage ratio covenant of 4.00 to 1.00, with a step down to 3.75 to 1.00 after five full fiscal quarters have elapsed from the incurrence date of such indebtedness. The Senior Unsecured Notes described below triggered changes referenced above in (a) and (b).

Senior Unsecured Notes

On September 17, 2014, we issued $500 million in aggregate principal amount of senior unsecured notes due 2022. The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year, beginning on April 1, 2015. The net proceeds from the issuance and sale of the notes, after deducting underwriting discounts and commission and offering expenses, was approximately $490.7 million. We utilized the proceeds of the issuance to pay down all outstanding borrowings under our senior secured revolving commitment, with the remaining proceeds increasing our cash balances.

Acquisition of So Delicious
On October 31, 2014, we acquired the company that owns So Delicious Dairy Free ("So Delicious") from its existing shareholders. The acquisition adds to our focus on high-growth product categories that are aligned with emerging customer trends. The total purchase price for the acquisition was approximately $195 million, subject to post-closing working capital adjustments and indemnification claims. The Company has not yet completed an appraisal of the assets acquired and anticipates finalizing the allocation of the purchase price to the assets acquired and liabilities assumed within the next twelve months.

Factors Affecting Our Business and Results of Operations
The following trends have impacted our sales and operating income over the past two years and we believe that they will continue to be factors affecting our business and results of operations in the future:
Acquisitions and Formation of Joint Venture
We have grown and intend to continue to grow our business in part by acquiring new brands and businesses, and forming joint ventures, both in the United States and globally. The addition of acquisitions or joint ventures allows us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations. In 2014, we completed the acquisitions of Earthbound Farm and So Delicious, and entered into a joint venture with Mengniu Dairy in China.
New Product Introductions
We will continue to respond to evolving consumer preferences by delivering innovative products. We have a proven track record of innovation through either creating or largely developing the organic milk, soymilk, and flavored non-dairy creamer subcategories. Recent successful new product introductions under our Silk, Alpro, Horizon Organic, and International Delight brands further demonstrate our capabilities to develop and expand our categories. We will continue to focus on innovation that we believe will drive increased consumption of our products.

Volatility in Commodity Costs

Our business is heavily dependent on raw materials and other inputs, such as organic and conventional raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, organic greens and produce, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin and diesel fuel. Changes in the costs of raw materials and other inputs have historically impacted, and will continue to impact, our profitability.   Increases in commodity costs have led, and in the future could lead, to price increases across our portfolio to mitigate the impacts of these increased costs.
Consumer Preferences for Nutritious, Flavorful, Convenient, and Responsibly Produced Products
The plant-based foods and beverages, coffee creamers and beverages, premium dairy, and organic greens and produce categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. Our plant-based foods and beverages, premium dairy products and organic greens are well positioned within the dairy and dairy alternatives sector, as well as the organic sector. The growth of the organic sector is outpacing the growth of the overall food and beverage industry and, within dairy and dairy alternatives, our share continues to grow. In addition, our coffee creamers and beverages continue to benefit from the growth and overall size of the creamers sector.
Manufacturing and Warehousing Capacity Constraints

Our volume growth has exerted and continues to exert pressure on our internal plant and warehousing capacity in both our North America and Europe segments. In response, we have historically relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, capacity constraints sometimes create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. We have increased internal capacity and will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements. At the same time, we have invested and will continue to invest to expand our internal production and warehousing capabilities as growth requires.

Matters Affecting Comparability
Our results of operations for the three and nine months ended September 30, 2014 and 2013 were affected by the following:
Acquisition of Earthbound Farm
The results of operations of Earthbound Farm have been included in our unaudited condensed consolidated statements of income and the results of operations of our North America segment from the date of acquisition. In connection with the acquisition of Earthbound Farm, we incurred $0.2 million and $7.3 million in expenses for the three and nine months ended September 30, 2014, respectively, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.

Joint Venture in China
In connection with the formation of the joint venture with Mengniu, we incurred nil and $0.3 million in expenses for the three and nine month period ended September 30, 2014, respectively, related to due diligence, investment advisors and regulatory matters. During the nine month period ended September 30, 2014, we contributed $47.3 million of cash to the joint venture and incurred $4.2 million of corporate expense related to management of our joint venture investment of which $1.2 million was incurred in the third quarter of 2014. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. For the three and nine month periods ended September 30, 2014, we recorded a loss in investment in unconsolidated entity of $1.4 million and $2.0 million, respectively. We expect the joint venture losses to increase somewhat in the fourth quarter of this year as we begin production and support the product launch.
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
During the three and nine months ended September 30, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales were transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.8 million in our unaudited condensed consolidated statement of income for the nine months ended September 30, 2013. The transitional sales were substantially completed during the early part of the second quarter of 2013.
We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products for up to 15 months. During this transition, we agreed to provide certain services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until the sales transitioned to Morningstar. The net fees remitted for the nine months ended September 30, 2013 were $0.7 million. The transitional services were substantially completed during the early part of the second quarter of 2013.
Foreign Exchange Movements
Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our primary exposures to foreign exchange rates are the Euro and British Pound against the U.S. dollar. The financial statements of our Europe segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country of our subsidiary. Accordingly, income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses.

Results of Operations
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$857.5		$638.5		$2,525.6		$1,823.8
Net sales to related parties	—		—		—		37.1
Transitional sales fees	—		—		—		1.8
Total net sales	857.5	100.0%	638.5	100.0%	2,525.6	100.0%	1,862.7	100.0%
Cost of goods sold	564.7	65.9%	412.1	64.5%	1,674.4	66.3%	1,193.5	64.1%
Gross profit (1)	292.8	34.1%	226.4	35.5%	851.2	33.7%	669.2	35.9%
Operating expenses
Selling, distribution, and marketing	157.8	18.4%	131.5	20.6%	462.0	18.3%	395.8	21.2%
General and administrative	61.7	7.2%	45.4	7.1%	195.6	7.7%	139.9	7.5%
Write-down of assets held for sale	—	0.0%	7.4	1.2%	(0.7)	0.0%	7.4	0.4%
Total operating expenses	219.5	25.6%	184.3	28.9%	656.9	26.0%	543.1	29.1%
Operating income	73.3	8.5%	42.1	6.6%	194.3	7.7%	126.1	6.8%
Interest and other expenses, net	8.0		8.5		25.6		9.7
Income tax expense	23.0		9.3		59.1		36.9
Loss in investment in unconsolidated entity	(1.4)		—		(2.0)		—
Net income	$40.9		$24.3		$107.6		$79.5

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below:

	Three months ended September 30,
	2014	2013	$ Increase	% Increase
	(Dollars in millions)
North America	$728.3	$534.2	$194.1	36.3%
Europe	129.2	104.3	24.9	23.9%
Total	$857.5	$638.5	$219.0	34.3%
The changes in total net sales were due to the following:

	Change in net sales Three months ended September 30, 2014 vs. September 30, 2013
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase
	(in millions)
North America	$140.5	$28.8	$24.8	$194.1
Europe	—	25.9	(1.0)	24.9
Total	$140.5	$54.7	$23.8	$219.0
Total net sales — Consolidated total net sales increased $219.0 million, or 34.3%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase was principally due to the Earthbound Farm acquisition which contributed $140.5 million in net sales in the quarter. In addition, the increase in total net sales was driven by strong volume growth in both the North America and Europe segments, and was also impacted by price increases in North America.  Net sales in Europe also benefited modestly from favorable currency translation.
Cost of goods sold — Cost of goods sold increased $152.6 million, or 37.0%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase was principally driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical North America and Europe businesses and higher commodity costs in the North America segment.
Gross profit — Gross profit margin decreased to 34.1% for the three months ended September 30, 2014 from 35.5% for the same period in 2013 driven by the impact of the Earthbound Farm acquisition, partially offset by strong margin expansion in the Europe segment in the period.
Operating expenses — Total operating expenses increased $35.2 million, or 19.1%, for the three months ended September 30, 2014 compared to the same period in 2013.
Selling, distribution, and marketing costs increased $26.3 million, or 20.0% driven by increased marketing investments in both North America and Europe and higher distribution costs linked to volume growth, as well as the impact of the Earthbound Farm acquisition. Distribution costs for the quarter ended September 30, 2014 also included a $1.8 million unrealized loss related to the mark-to-market impact of commodity contracts not designated as hedge instruments. These increases were partially offset by the benefits of cost reduction initiatives impacting distribution, warehousing, and resupply in the North America segment.
General and administrative expenses increased $16.3 million, or 35.9%. This increase was in large part due to the Earthbound Farm acquisition. In addition, general and administrative expenses increased due to higher headcount and other employee related costs, including incentive based compensation. We also incurred $1.2 million of corporate expenses related to management of our joint venture investment in China, which we announced earlier this year.
Operating expenses for the three months ended September 30, 2013 included a non-cash write-down of assets held for sale in the amount of $7.4 million related to the Idaho dairy farm.
Interest and other expenses, net — Interest and other expenses for the three months ended September 30, 2014 decreased $0.5 million compared to the same period in 2013. Interest expense increased $2.8 million due to higher debt levels resulting from the financing of the Earthbound Farm acquisition, along with higher interest expense associated with our issuance of $500.0 million senior unsecured notes on September 17, 2014. Further, interest expense was impacted by $0.8 million of deferred financing fees that were expensed as a result of the August 29, 2014 amendment to our credit facilities. These increases were more than offset by the impact of our interest rate swaps. In the third quarter of 2014, interest and other expenses included income of $1.7 million related to mark-to-market gains on our interest rate swaps, compared to a loss of $4.2 million for the same period in 2013.
Income tax expense — The effective tax rate for the third quarter of 2014 was 35.2% compared to 27.6% for the third quarter of 2013. The increase in the effective tax rate was due to favorable tax adjustments recognized in 2013 as a result of a reduction in the U.K. statutory rate, as well as return to provision adjustments associated with differences between the provision calculated on a separate return basis and the filing of the Dean Foods' U.S. consolidated federal tax return. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
Net loss in investment in unconsolidated entity — Our share of the loss related to the new China joint venture with Mengniu was $1.4 million in the third quarter of 2014. The loss consists of initial overhead and other expenses incurred in preparation for a fourth quarter 2014 product launch.

North America Segment Results
The following table presents certain financial information concerning our North America segment’s financial results:

	Three months ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$728.3	100.0%	$534.2	100.0%	$194.1	36.3%
Cost of goods sold	492.3	67.6%	349.8	65.5%	142.5	40.7%
Gross profit	236.0	32.4%	184.4	34.5%	51.6	28.0%
Operating expenses	154.7	21.2%	133.0	24.9%	21.7	16.3%
Operating income	$81.3	11.2%	$51.4	9.6%	$29.9	58.2%
Total net sales — Total net sales increased $194.1 million, or 36.3%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase was principally due to the Earthbound Farm acquisition which contributed $140.5 million in net sales in the quarter, but was also driven by volume growth and higher pricing, led by particularly strong growth in premium dairy.
Cost of goods sold — Cost of goods sold increased $142.5 million, or 40.7%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase was driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical platforms and higher commodity costs, particularly almonds, and organic and conventional dairy inputs.
Gross profit — Gross profit margin decreased 210 basis points to 32.4% for the three months ended September 30, 2014 driven by the impact of the Earthbound Farm acquisition, partially offset by price increases which more than offset the impact of higher commodity costs.
Operating expenses — Operating expenses increased $21.7 million, or 16.3%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase was principally due to the Earthbound Farm acquisition but was also driven by increased marketing investments in support of our brands, higher distribution costs linked to growth in sales volumes, and higher employee related costs. Distribution costs for the quarter ended September 30, 2014 also included a $1.8 million unrealized loss related to the mark-to-market impact of commodity contracts not designated as hedge instruments. These increases were partially offset by the benefits of cost reduction initiatives related to distribution, warehousing, and resupply. Operating expenses in the third quarter of 2013 included a non-cash write-down of assets held for sale in the amount of $7.4 million related to the Idaho dairy farm.

Europe Segment Results
The following table presents certain financial information concerning our Europe segment’s financial results:

	Three months ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$129.2	100.0%	$104.3	100.0%	$24.9	23.9%
Cost of goods sold	72.4	56.0%	62.2	59.6%	10.2	16.4%
Gross profit	56.8	44.0%	42.1	40.4%	14.7	34.9%
Operating expenses	43.1	33.4%	34.5	33.1%	8.6	24.9%
Operating income	$13.7	10.6%	$7.6	7.3%	$6.1	80.3%
Net sales — Net sales increased $24.9 million, or 23.9%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was driven principally by continued strong volume growth, led by almond beverages and, to a lesser extent, soy beverages, as well as strong growth in our plant-based yogurts and creams. Volume growth continues to be broad-based across Europe with particular strength in our core markets in Northern Europe. Favorable currency translation contributed approximately 3 percentage points of growth and was partially offset by increased promotional activity in the quarter.
Cost of goods sold — Cost of goods sold increased $10.2 million, or 16.4%, for the three months ended September 30, 2014 compared to the same period in 2013 driven principally by higher sales volumes, as well as the impact of foreign currency translation. These increases were partially offset by cost reduction initiatives.
Gross profit — Gross profit margin increased to 44.0% for the three months ended September 30, 2014 compared to 40.4% for the same period in 2013. This increase was primarily driven by strong volume-driven cost leverage in the business, and, to a lesser extent, by the exit of the low margin soy-based meat-alternatives business. Currency translation also favorably impacted gross margins in the quarter.
Operating expenses — Operating expenses increased $8.6 million, or 24.9%, for the three months ended September 30, 2014 compared to the same period in 2013. The increase was driven by higher marketing investments to support branded growth, volume related increases in distribution costs, and higher employee-related costs, including incentive based compensation.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Consolidated Results
Total net sales - Total net sales by segment are shown in the table below:

	Nine months ended September 30,
	2014	2013	$ Increase	% Increase
	(Dollars in millions)
North America	$2,142.4	$1,555.0	$587.4	37.8%
Europe	383.2	307.7	75.5	24.5%
Total	$2,525.6	$1,862.7	$662.9	35.6%

The changes in total net sales were due to the following:

	Change in net sales Nine months ended September 30, 2014 vs. September 30, 2013
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase
	(in millions)
North America	$439.6	$108.9	$38.9	$587.4
Europe	—	62.9	12.6	75.5
Total	$439.6	$171.8	$51.5	$662.9

Total net sales - Consolidated total net sales increased $662.9 million, or 35.6%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was principally due to the Earthbound Farm acquisition which contributed $439.6 million in net sales on a year to date basis. In addition, the increase in net sales was driven by strong volume growth in both the North America and Europe segments and the favorable impact of price increases in North America and currency translation in Europe.
Cost of goods sold - Cost of sales increased $480.9 million, or 40.3%, for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was principally driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical North America and Europe segments and higher commodity costs, principally in the North America segment.
Gross profit - Gross profit margin decreased to 33.7% for the nine months ended September 30, 2014 compared to 35.9% for the same period in 2013 driven by the impact of the Earthbound Farm acquisition, partially offset by strong margin expansion in the Europe segment in the period.
Operating expenses — Total operating expenses increased $113.8 million, or 21.0%, for the nine months ended September 30, 2014 compared to the same period in 2013.
Selling, distribution, and marketing costs increased $66.2 million, or 16.7% driven primarily by an increase in marketing investments in both North America and Europe, coupled with higher distribution costs linked to higher sales volume, as well as the addition of Earthbound Farm. These increases were partially offset by the benefits of cost reduction initiatives impacting distribution, warehousing, and resupply in the North America segment.
General and administrative expenses increased $55.7 million, or 39.8%. This increase was in large part due to the Earthbound Farm acquisition. In addition, general and administrative expenses increased due to higher headcount and other employee related costs, including incentive based compensation. Also, in the nine months ended September 30, 2014, we incurred $9.1 million of transaction costs associated with the Earthbound Farm and the So Delicious acquisitions and $4.2 million of expense related to management of our joint venture investment in China, which we announced earlier this year.
Interest and other expenses, net — Interest and other expenses for the nine months ended September 30, 2014 increased $15.9 million, driven by increased debt levels resulting from the financing of the Earthbound Farm acquisition, along with higher interest expense associated with our issuance of $500.0 million senior notes on September 17, 2014. Interest expense was also impacted by $0.8 million of deferred financing fees that were expensed as a result of our August 29, 2014 amendment to our credit facilities. For the nine months ended September 30, 2014, interest and other expenses also includes a loss of $2.7 million related to mark-to-market losses on our interest rate swaps, compared to a gain of $4.0 million for the same period in 2013.
Income tax expense — The effective tax rate for the nine months ended September 30, 2014 was 35.0% compared to 31.7% for the third quarter of 2013. The increase in the effective tax rate was due to favorable tax adjustments recognized in 2013 as a result of a reduction in the U.K. statutory rate, as well as return to provision adjustments associated with differences between the provision calculated on a separate return basis and the filing of the Dean Foods' U.S. consolidated federal tax return. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
 Net loss in investment in unconsolidated entity — Our share of the loss related to the new China joint venture with Mengniu was $2.0 million in the nine months ended September 30, 2014. The loss consists of general overhead and other expenses incurred in preparation for a fourth quarter 2014 product launch.

North America Segment Results
The following table presents certain financial information concerning our North America segment’s financial results:

	Nine months ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$2,142.4		$1,516.1		$626.3	41.3%
Net sales to related parties	—		37.1		(37.1)	(100.0)%
Transitional sales fees	—		1.8		(1.8)	(100.0)%
Total net sales	2,142.4	100.0%	1,555.0	100.0%	587.4	37.8%
Cost of goods sold	1,455.2	67.9%	1,010.6	65.0%	444.6	44.0%
Gross profit	687.2	32.1%	544.4	35.0%	142.8	26.2%
Operating expenses	457.2	21.4%	387.1	24.9%	70.1	18.1%
Operating income	$230.0	10.7%	$157.3	10.1%	$72.7	46.2%

 Total net sales - Total net sales increased $587.4 million, or 37.8%, for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was principally due to the Earthbound Farm acquisition which contributed $439.6 million in net sales on a year-to-date basis, but was also driven by volume growth and higher pricing.
Cost of goods sold - Cost of goods sold increased $444.6 million, or 44.0%, for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was driven by the impact of the Earthbound Farm acquisition, along with volume increases in the Company’s historical platforms and higher commodity costs, particularly conventional and organic dairy inputs and almonds.
Gross profit - Gross profit margin decreased 290 basis points to 32.1% for the nine months ended September 30, 2014 driven by the impact of the Earthbound Farm acquisition, partially offset by price increases, which more than offset the impact of higher commodity costs.
Operating expenses - Operating expenses increased $70.1 million, or 18.1%, for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was principally due to the Earthbound Farm acquisition but was also driven by increased marketing investments in support of our brands, higher distribution costs linked to higher sales volume, and higher employee related costs, including incentive based compensation. These increases were partially offset by the benefits of cost reduction initiatives related to distribution, warehousing, and resupply. Operating expenses in the nine months ended September 30, 2013 included a non-cash write-down of assets held for sale in the amount of $7.4 million related to the Idaho dairy farm.
Europe Segment Results
The following table presents certain financial information concerning our Europe segment’s financial results:

	Nine months ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$383.2	100.0%	$307.7	100.0%	$75.5	24.5%
Cost of goods sold	219.2	57.2%	183.0	59.5%	36.2	19.8%
Gross profit	164.0	42.8%	124.7	40.5%	39.3	31.5%
Operating expenses	125.9	32.9%	102.6	33.3%	23.3	22.7%
Operating income	$38.1	9.9%	$22.1	7.2%	$16.0	72.4%
Net sales - Net sales increased $75.5 million, or 24.5%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was driven principally by continued strong volume growth, especially in plant-based beverages, led by almond beverages and, to a lesser extent, soy beverages, as well as strong growth in our plant-based yogurt and cream products. Volume growth was broad-based across Europe with particular strength in our core markets in Northern Europe. Favorable currency translation contributed approximately 5 percentage points of growth.

Cost of goods sold - Cost of goods sold increased $36.2 million, or 19.8%, for the nine months ended September 30, 2014 compared to the same period in 2013 driven principally by higher sales volumes, as well as the impact of foreign currency translation.
Gross profit - Gross profit margin increased to 42.8% for the nine months ended September 30, 2014 compared to 40.5% for the same period in 2013. This increase was driven by strong volume-driven cost leverage in the business and, to a lesser extent, by the exit of the low-margin soy-based meat-alternatives business. Currency translation and lower commodity costs also favorably impacted gross margins in the period.
Operating expenses - Operating expenses increased $23.3 million, or 22.7%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was driven by volume related increases in distribution costs, increased marketing investments to support our sales growth, and higher employee-related costs, including incentive based compensation.
Liquidity and Capital Resources
Debt Facilities
As of October 31, 2014, we had outstanding borrowings of $1.0 billion under our current $2.0 billion senior secured credit facilities, of which $1.0 billion consists of term loan borrowings and $0.3 million consists of borrowings under the $1.0 billion revolving commitment of our senior secured credit facilities. We had $5.9 million in outstanding letters of credit issued under our revolving commitment. We had additional borrowing capacity of approximately $993.9 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.
The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of October 31, 2014, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 1.75% per annum for the $1.0 billion revolving commitment and the currently $250.0 million term loan A-1 facility and LIBOR plus 2.00% per annum for the currently $750.0 million term loan A-2 facility.
In the three and nine months ended September 30, 2014, Alpro maintained a revolving credit facility not to exceed €10 million ($12.6 million USD) or its currency equivalent. The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million letters of credit ($12.6 million USD) or its currency equivalent. At September 30, 2014 and December 31, 2013, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on December 9, 2014. We currently intend to extend or replace the facility by the maturity date.
As of September 30, 2014, we were in compliance with all related (or associated) covenants under our debt facilities.

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
As of September 30, 2014, $57.0 million of our total cash on hand of $226.2 million was attributable to our foreign operations and currently domiciled outside the U.S. We anticipate permanently reinvesting our foreign earnings outside the U.S. The majority of our U.S. domiciled cash balances as of September 30, 2014 was used to finance a significant portion of our $195.0 million acquisition of So Delicious on October 31, 2014.
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
Historical Cash Flow
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine months ended September 30,
	2014	2013	Change
	(In millions)
Net cash flows from:
Operating activities	$168.1	$115.3	$52.8
Investing activities	(859.3)	(41.0)	(818.3)
Financing activities	820.5	(58.2)	878.7
Effect of exchange rate changes on cash and cash equivalents	(4.2)	1.7	(5.9)
Net increase in cash and cash equivalents	$125.1	$17.8	$107.3
Operating Activities
Net cash provided by operating activities was $168.1 million for the nine months ended September 30, 2014 compared to $115.3 million for the nine months ended September 30, 2013. The higher level of cash provided from operating activities in 2014 was primarily due to increased net income, including Earthbound Farm. Consistent with the nine months ended September 30, 2013, the net change in operating assets and liabilities was driven by growth in accounts receivable and inventory related to increased sales.
Investing Activities
Net cash used in investing activities was $859.3 million for the nine months ended September 30, 2014 compared to net cash used in investing activities of $41.0 million for the nine months ended September 30, 2013. The change was primarily driven by the purchase of Earthbound Farm and, to a lesser extent, a $106.2 million increase in payments for property, plant, and equipment, as compared to the same period in 2013. In addition, we contributed $47.3 million to the joint venture in China in 2014. In 2013, we recorded $60.0 million of proceeds from the sale of fixed assets to Morningstar.

Financing Activities
Net cash provided by financing activities was $820.5 million for the nine months ended September 30, 2014 compared to net cash used of $58.2 million for the nine months ended September 30, 2013. The increase was principally driven by $615.0 million of new borrowings related to the Earthbound Farm acquisition and $500.0 million of senior unsecured notes, partially offset by debt repayments and the payment of financing costs.
Contractual Obligations and Other Long-Term Liabilities
There have been no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Long-Term Liabilities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 with the exception of the impact related to the acquisition of Earthbound Farm, related lease obligations and our amendment to our senior secured credit facility and issuance of senior unsecured notes. The following table presents new lease obligations that arose in 2014 due to the Earthbound Farm acquisition as well as the obligations related to the amended credit facility and senior unsecured notes.

	Payments Due by Period as of September 30, 2014
	Total	Remainder of 2014	2015 - 2016	2017 - 2018	After 2018
	(In thousands)
Senior secured credit facility	$1,000,000	$5,000	$41,563	$54,062	$899,375
Senior unsecured notes	500,000	—	—	—	500,000
Farm land operating leases	23,319	1,338	6,225	4,644	11,112
Capital leases	21,879	266	2,276	2,579	16,758
Operating leases	565	106	363	96	—
Total	$1,545,763	$6,710	$50,427	$61,381	$1,427,245
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. This guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption will not have an impact to the Company’s consolidated financial statements.
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

(b)	Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
Item 2C. Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of September 30, 2014, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

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
Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Condensed Consolidated Financial Statements.
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
November 10, 2014