Form 10-K
period 2014-12-31
WHITEWAVE FOODS Co
filed 2015-03-02
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to
Commission File Number 001-35708

The WhiteWave Foods Company
(Exact name of Registrant as specified in its charter)

Delaware	46-0631061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2014, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2014, was approximately $5.5 billion.
As of January 31, 2015, there were 174,432,845 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K

Forward-Looking Statements
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
Intellectual Property
Silk, International Delight, Horizon Organic, Earthbound Farm, Alpro, and our other registered or common law trademarks, service marks, or trade names appearing in this Form 10-K, are the property of The WhiteWave Foods Company. Other trademarks, service marks, or trade names appearing herein, including the LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Hershey’s, and YORK, and trade names which we license, are the property of their respective owners.

PART I

Item 1.	Business
Overview
The WhiteWave Foods Company (“WhiteWave”, the “Company”, “we”, “us” or “our”) is a leading consumer packaged food and beverage company that manufactures, markets, distributes, and sells branded plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic produce throughout North America and Europe. The Company also holds a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. WhiteWave is focused on providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly-produced products. The Company’s widely-recognized, leading brands distributed in North America include Silk® and So Delicious® plant-based foods and beverages, International Delight® and LAND O LAKES® coffee creamers and beverages, Horizon Organic® premium dairy products and Earthbound Farm® organic salads, fruits and vegetables. Its popular plant-based foods and beverages brands in Europe include Alpro® and Provamel®, and its plant-based beverages in China are sold under the Silk® ZhiPuMoFang brand.
Our mission is to create a food and beverage company that combines the entrepreneurship, spirit, principles, and practices of small food companies with the professionalism, resources, and scale of large food companies. We aspire to change the way the world eats for the better by providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly-produced products.
WhiteWave is a Delaware corporation that was formed by Dean Foods Company and spun-off into an independent company through a series of transactions. In October 2012, we completed an initial public offering and shares of our Class A common stock, par value $0.01 per share (the “Class A common stock”) began trading on the New York Stock Exchange under the symbol “WWAV.” In 2013, Dean Foods Company completed its spin-off of WhiteWave into an independent company in two transactions: On May 23, 2013, Dean Foods distributed (the “Distribution”) to its stockholders shares of our Class A common stock, and shares of our Class B common stock, par value $0.01 per share (the “Class B common stock”), as a pro rata dividend to Dean Foods stockholders. Effective upon the Distribution, Dean Foods ceased to own a majority of our outstanding capital stock. Then, on July 25, 2013, Dean Foods disposed of all of its remaining shares of WhiteWave capital stock in a registered public offering. On September 24, 2013, our stockholders approved the conversion of all of the outstanding shares of the Class B common stock into shares of Class A common stock, and we changed the name of our Class A common stock to "common stock." As a result, we now have one class of capital stock called common stock.
Narrative Description of our Business
For the first three quarters of 2014, we reported operating results through two reportable segments: North America and Europe. In the fourth quarter of 2014, we determined that the Earthbound Farm business, which we acquired in January 2014, would be operated largely autonomously and will be led by its own President for the foreseeable future. As a result, we are reporting results of operations for the fourth quarter and full fiscal year 2014 through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages. All financial information for 2014 contained in this Annual Report is presented on the basis of three reportable segments.

Our reportable segments and the product platforms and products in each segment are:

Reportable Segment	Product Platform and Products
Americas Foods & Beverages
Plant-based foods and beverages, which includes our Silk and So Delicious branded beverages such as soymilk, almondmilk, and coconutmilk
Premium dairy, which includes our Horizon Organic milk, yogurt, cheese, and other premium dairy products, and Horizon branded macaroni & cheese and snack foods
Coffee creamers and beverages, which includes coffee creamers and ready-to-drink beverages under the International Delight and LAND O LAKES brand names

Americas Fresh Foods	Organic salads, fruits and vegetables, which includes packaged salad greens, fresh and frozen fruits and vegetables, dried fruit, and produce-based snacks marketed under our Earthbound Farm brand
Europe Foods & Beverages	Plant-based foods and beverages, which includes our Alpro and Provamel brand beverages using soy-, almond-, coconut‑, hazelnut-, rice- and oat-based ingredients

For more information about our three reportable segments and our financial information by geographic area, see Note 17 “Segment, Geographic, and Customer Information” to our audited consolidated financial statements.
Also in 2014, WhiteWave formed a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company, to manufacture, market and sell a range of premium plant-based beverages in China. The joint venture, which is owned 49% by WhiteWave and 51% by Mengniu, began selling plant-based beverages in China under the Silk ZhiPuMoFang brand name in late December 2014. Products are now available in several major Chinese markets and include almond milk and walnut milk beverages available in both single-serve and multi-pack formats.

Net Sales by Product Category
Our net sales by product categories are indicated below:

	Fiscal year ended December 31
	2014	2013	2012
Product Category:	(in thousands)
Plant-based foods and beverages	$1,226,164	$1,045,782	$917,721
Coffee creamers and beverages	990,998	913,517	818,880
Premium dairy	644,160	582,764	552,837
Organic salads, fruits and vegetables	575,283	—	—
Total net sales	$3,436,605	$2,542,063	$2,289,438
Our Customers
We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, convenience stores, and health food stores, as well as various away-from-home channels, including restaurants and foodservice outlets. Our top ten customers together accounted for 44% of our total net sales for the year ended December 31, 2014. Our largest customer is Wal-Mart Stores, Inc., which, including its subsidiaries such as Sam’s Club, accounted for 14.6% of our total net sales for the year ended December 31, 2014.
Sales to customers in North America accounted for 85%, 84% and 84% of our total net sales in the years ended December 31, 2014, 2013 and 2012, respectively.
Sales Organization
We sell our products in North America and Europe primarily through our direct sales force, independent brokers, regional brokers and distributors. Our sales organization strives to cultivate strong, collaborative relationships with customers that facilitate favorable shelf placement for our products, which, we believe, when combined with our marketing capabilities and our brand strength, drives high product turnover rates. Our relationship with a national broker in the United States serves to provide additional retail customer coverage as a supplement to our direct sales force, which has contributed to our growth and has allowed us to provide enhanced service to our customers. Additionally, in Europe, we have an extensive network of partners through which we continue to build and grow relationships with customers beyond our core geographies.
Marketing and Advertising
We use a variety of marketing efforts to build awareness of, and create demand for, our products. We employ regional, national, and, for our Europe segment, international promotions of our brands and products through a variety of media, including television and radio advertising, print media, coupons, co-marketing arrangements, and social media. We build campaigns for our brands around certain themes to strategically appeal to the consumers whom we believe will be attracted to our products. For example, in our television, radio, and print advertising, we emphasize the healthy attributes of Silk, Horizon Organic, So Delicious, Earthbound Farm and Alpro, and we highlight the ability to create a “coffeehouse experience” at home with International Delight. These marketing efforts are enhanced by our internal creative services team, which provides the ability to collaborate with our brand teams at critical points in the advertising cycle and leads innovation in marketing through various channels. Finally, our employees regularly participate in community outreach and charity and sponsorship work. We believe that our community programs and partnerships reinforce our brands’ values and build strong and lasting relationships with consumers.

Research and Development
At our research and development ("R&D") facilities in Broomfield, Colorado, San Juan Bautista, California, Springfield, Oregon and Wevelgem, Belgium, our experienced consumer packaged goods professionals generate and test new product concepts, new flavors, and packaging. For example, our Broomfield, Colorado R&D facility includes capabilities in product development, dairy and plant-based chemistry, and processing technology, including extended shelf life and shelf-stable technologies. We conduct focus group studies and consumer testing of new product concepts in our on-site innovation center, which provides opportunities to develop product prototypes and marketing strategies with direct consumer input. Our Wevelgem, Belgium R&D professionals have extensive experience in developing a broad range of plant-based products, including plant-based drinks, yogurts, desserts and creams.
We believe that innovation is central to the ongoing successful performance of our business. To that end, we have integrated innovation as one of our core strategies, and hold every business unit accountable for executing against innovation priorities. By doing so, we have successfully launched innovative and wide-ranging products. Silk Almondmilk, Alpro Almond Drink, Horizon Organic Milk with DHA Omega-3, International Delight Iced Coffee and Horizon Organic Macaroni and Cheese are examples of products developed through collaboration between our R&D team and our brand teams.
Our R&D organization primarily develops products internally, but also leverages external technical experts for open innovation for new product ideas and concepts. Additionally, our R&D teams are actively involved in cost reduction initiatives across all of our businesses. See Note 2, “Summary of Significant Accounting Policies — Research and Development,” for information about our total R&D expenses.
Manufacturing and Distribution
Sourcing and Supply Chain
Americas Foods & Beverages. Raw materials used in our products include organic and conventional raw milk, butterfat, almonds, organic and non-GMO soybeans, sweeteners and other commodities. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain the ingredients and packaging we need for production. Although the prices of our principal raw materials fluctuate based on adverse weather, the economy, and other conditions, we believe such raw materials to be generally available from numerous sources. For example, we source almost all of the raw organic milk for our premium dairy products from our network of over 600 family farms throughout the United States.
We have an extensive production and supply chain footprint in the United States. We utilize nine production facilities and three strategic co-packers in the United States, and in 2014 we manufactured approximately 70% of Americas Foods & Beverages' product volume internally. Our advanced production capabilities provide us with applications of technology in extended shelf life, or ultra high temperature, and aseptic processing, gable-top, plastic, aseptic, single-serve and portion control packaging, cultured processing, frozen novelty products and allergen management functions.
Our strategic distribution network allows us to achieve broad channel reach to customers of our Americas Foods & Beverages business. We believe the flexibility provided by our distribution network allows us to quickly and efficiently service our customers’ needs. In the past, we have leveraged our distribution network to reduce our overall costs, and we believe that there is further potential for cost savings by continuing to focus on matching efficient distribution with customer needs.
Europe Foods & Beverages. We also have a strategic supply chain footprint across Europe, utilizing three manufacturing plants and a limited number of co-packers. Our facilities located in the United Kingdom, Belgium and France produce a broad range of soy drinks, yogurts, desserts, and creams, representing approximately 85% of Europe Foods & Beverages's total production volumes in 2014, with the remainder produced by third-party co-packers. Raw materials used in our products include organic and conventional non-GMO soybeans, almond and hazelnut ingredients, sweeteners and other commodities, all of which are submitted to strict control measures, traceability of our raw materials and external certification. We apply proprietary soybean de-hulling, base milk manufacturing, and yogurt fermentation technologies in our production processes, which we believe results in better taste and high product yields for our products. Furthermore, we also have a broad commercial partner network across Europe, which complements our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands, facilitating access to the countries in which we sell our products.
Americas Fresh Foods. We source fresh leafy greens and other produce from leased property that we farm ourselves and from third-party growers, and we bear all growing risk on approximately 50% of our leafy green volume. Under seasonal contract arrangements with third-party growers, we purchase fresh produce at the time of harvest and we generally are responsible for harvesting, cooling, transporting, and processing the product. Because leafy greens are extremely sensitive to temperature and humidity, harvested produce is promptly cooled and shipped in temperature-controlled trucks to our central processing and distribution facility, where it is inspected, processed, packaged and boxed for shipment. Orders for value-added salads and other fresh-cut produce are picked up by or shipped to customers quickly after processing. The finished goods then travel primarily to customer distribution centers or third-party distributors for further redistribution.
Quality Assurance
Across our Company, we have implemented robust production and safety protocols at numerous points throughout our supply chain to ensure the safety and quality of our products. For example, our contracts with our farmers and suppliers contain strict standards for quality, and we periodically audit certification compliance. We also perform a hazard analysis, following HACCP (Hazard Analysis and Critical Control Point) protocol, on ingredients and products and develop critical control points to effectively mitigate risk. For example, raw organic milk is tested for impurities and antibiotics and, prior to release for sale, is tested to ensure compliance with applicable regulatory requirements and our high standards. For our fresh greens, we perform on-farm food safety assessments and test raw materials and finished products for the presence of bacteria that can cause human illness.
Trademarks and Intellectual Property
We are continually developing new technology and enhancing proprietary technology related to our dairy and plant-based operations. As of December 31, 2014, over 25 patents have been issued to us or are pending or published. We rely on a combination of trademarks, patents, trade dress, copyrights, trade secrets, confidentiality procedures, and contractual provisions to protect our brands, technology, know-how and other intellectual property rights. Our trademarks are valuable assets of the company and are material to our business. As of January 31, 2015, the company owns over 800 trademark applications and registrations around the world and maintains approximately 520 domain names worldwide.
We license the right to utilize certain brand names from third parties, including LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Hershey’s, and YORK, on certain of our products. In addition, we have a license agreement with DSM Nutritional Products, the owner of Martek Biosciences Corporation, to use products covered by patents for supplementing certain of our premium dairy and soy products with DHA Omega-3.
Despite these protections, it may be possible for unauthorized parties to copy, obtain, or use certain portions of our proprietary technology or trademarks. Such unauthorized use could reduce the value of our products and brands, or have an adverse impact on our business and financial condition.
Competition
We operate in a highly competitive environment and face competition in each of our product categories and subcategories. We have numerous competitors of varying sizes, including manufacturers of private label products, as well as manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. We compete with large conventional consumer packaged foods companies such as Group Danone, General Mills, Inc., Kraft Foods Group, Inc., and Nestle S.A. We also compete with natural and organic consumer packaged foods companies such as The Hain Celestial Group, Inc., HP Hood and Organic Valley. Competitors of our Americas Fresh Foods business include Dole Food Company, Ready Pac and Taylor Farms, which also produce organic and value-added salads.
Competitive factors in our industry include product innovation, product quality, price, brand recognition and loyalty, product variety and ingredients, product packaging and package design, effectiveness of marketing and promotional activity, and our ability to identify and satisfy consumer tastes and preferences.
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
Through our Values in Action program, we encourage our employees in North America to improve the communities and environment in which we operate through volunteerism, community involvement, and environmental events and initiatives that align with our values. In 2014, we donated over 2% of our pre-tax profits in cash and products to non-profit organizations, with the majority of those donations going to hunger relief and sustainability. We also have a long-standing partnership with a hunger relief organization in Colorado and in 2014, as part of an annual fundraiser, North America Foods & Beverages provided more than 675,000 meals to families in need based on employee contributions and the Company’s matching contribution of $1.00 for every dollar raised. We are also driving positive change in Europe. For example, Europe Foods & Beverages participates in the World Wildlife Fund Green Ambassadors program, which aims to encourage a new generation of sustainability champions in U.K. schools. In 2014, Europe Foods & Beverages contributed approximately €100,000 to this program. In addition, our European business founded the Alpro Social Fund in 2013 to support initiatives of charitable organizations in which Europe Foods & Beverages employees and their families are directly and actively involved or in which the local business is directly involved, such as helping people who are experiencing financial difficulties due to circumstances such as a serious disease. We believe that our customers, consumers, and suppliers value our efforts to operate in an ethical, environmentally sustainable, and socially responsible manner.
Seasonality
Demand for our products is generally evenly distributed throughout the year, with slightly higher demand in the fourth quarter due to the holidays.
Employees
As of January 2015, we employed approximately 4,500 people worldwide, of which approximately 27% were covered by collective bargaining agreements or works council representation. We believe that our employee relations are good.
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

In March 2014, the FDA issued a proposed rule that would make significant changes to the information appearing in, and the format of, the nutrition facts appearing on food labels. It is not clear whether FDA will issue final regulation or, if it does, how much time FDA will give food manufactures to bring their labels into compliance.
In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The FDA also is implementing the Food Safety Modernization Act of 2011 ("FSMA") which, among other things, mandates that the FDA adopt preventative controls to be implemented by food facilities in order to minimize or prevent hazards to food safety. The FDA has issued proposed regulations implementing FSMA and is expected to publish final regulations as early as August 2015, with an anticipated effective date of about one year after publication.  It is too early to assess the impact, if any, on our business until the final regulations are issued.
We are subject to numerous other federal, state, and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities, and regulation of our trade practices in connection with the sale of our products. In response to food-borne illness events, FDA scrutiny of the food and beverage industry has increased over the past few years, which has required food and beverage companies to dedicate additional resources to the areas regulated by the FDA.
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
Environmental Regulations
We are subject to various environmental laws, regulations, and directives, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Our production facilities use a number of chemicals that are considered to be “extremely” hazardous substances pursuant to applicable environmental laws due to their toxicity, including ammonia, which is used extensively in our operations as a refrigerant. These and other chemicals used in our operations must be handled, stored, and disposed in accordance with applicable environmental requirements, including those governing, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. Also, on occasion, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities and, as a result, certain of our facilities are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our financial condition or results of operations.
We expect to incur ongoing costs to comply with existing and future environmental requirements. For example, we maintain aboveground petroleum storage tanks at some of our facilities. We periodically inspect these tanks to determine whether they are in compliance with applicable regulations, and, as a result of such inspections, we are required to make expenditures from time to time to ensure that these tanks remain in compliance. In addition, upon removal of the tanks, we are sometimes required to make expenditures to restore the site in accordance with applicable environmental laws. To date, such expenditures have not had a material effect on our financial condition or results of operations.
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
If you would like hard copies of any of our filings with the SEC, write or call us at:
The WhiteWave Foods Company
Attention: Investor Relations
1225 Seventeenth Street, Suite 1000
Denver, CO 80202
(303) 635-4747
investor.relations@whitewave.com

Executive Officers
The following table sets forth the name, age, and position of each of our executive officers as of February 1, 2015:

Name	Age	Position
Gregg L. Engles	57	Chairman of the Board of Directors and Chief Executive Officer
Kelly J. Haecker	50	Executive Vice President and Chief Financial Officer
Bernard P.J. Deryckere	56	Executive Vice President and Chief Executive Officer, Europe Foods & Beverages
Blaine E. McPeak	48	Executive Vice President and President, Americas Foods & Beverages
Kevin C. Yost	49	Executive Vice President and President, Americas Fresh Foods
Edward F. Fugger	47	Executive Vice President, Strategy and Corporate Development
Roger E. Theodoredis	56	Executive Vice President, General Counsel
Thomas N. Zanetich	63	Executive Vice President, Human Resources
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
Kelly J. Haecker—Chief Financial Officer
Mr. Haecker has served as Executive Vice President and Chief Financial Officer since August 2012. He joined WhiteWave in 2006 as Senior Vice President and Chief Financial Officer of Americas Foods & Beverages. Prior to joining WhiteWave, Mr. Haecker held senior management roles at The Gillette Company, a global consumer goods company, from 2001 to 2006, including as head of finance for The Gillette Company’s Duracell battery division and most recently as Vice President, Finance of The Gillette Company’s European Commercial Operations. Mr. Haecker previously served as Senior Vice President and Chief Financial Officer of Mother’s-Archway Cookie Company, a producer and distributor of cookies in the United States, from 1996 to 2001, and as Vice President and Corporate Controller of Specialty Foods Corporation, a diversified branded food company, from 1995 to 1996. Mr. Haecker began his career in the Commercial Audit and Financial Consulting Division of Arthur Andersen LLP.
Bernard P.J. Deryckere—Chief Executive Officer, Europe Foods & Beverages
Mr. Deryckere joined the Company as Executive Vice President and Chief Executive Officer, Europe Foods & Beverages, when we acquired Alpro, a European manufacturer of branded plant-based foods and beverages, in 2009. He previously served as Chief Executive Officer of the Alpro Soya Food division of Vandemoortele Group Europe, from September 2001 to 2009, and before that held numerous leadership positions at Unilever, a consumer goods company, and Henkel, a consumer goods company. Mr. Deryckere was Marketing Director for Unilever Portugal from 1993 to 1995; European Category Director for Unilever’s European Business Group Lipton Ready to Drink Beverages from 1995 to 1998; and General Manager for Unilever’s Bakery Business, covering Belgium, the Netherlands, Luxembourg, and France, from 1998 to 2000. Immediately prior to joining Europe Foods & Beverages, Mr. Deryckere was Chief Executive Officer for Unilever Bestfoods Scandinavia. Mr. Deryckere is also a director of several industry associations, including the Belgilux Association of Branded Products Manufacturers and the Flemish Chamber of Commerce (Voka). He is also President of the European Natural Soy Foods Manufacturers Association and the Belgian Food Industry Federation.
Blaine E. McPeak—President, Americas Foods & Beverages
Mr. McPeak has served as Executive Vice President and President, Americas Foods & Beverages, since 2009. He joined WhiteWave in 2007 as the President of Horizon Organic and, in 2008, was named President of the Horizon, Silk, and Rachel’s Organic U.K. businesses. Prior to joining WhiteWave, Mr. McPeak held several senior management roles at Kellogg Company, a consumer packaged food company, from 1994 to 2007. In leading its Wholesome Snack division, Frozen Foods division, and Kashi Company, he oversaw strategy and delivery of financial performance for sales, marketing, finance, supply chain, and

R&D functions/units. Mr. McPeak began his career in the food business at Sara Lee Corporation, a global consumer products company. He also serves on the Industry Affairs Council of the Grocery Manufacturers Association and on the Advisory Board for the University of Wisconsin School of Business, Center for Brand and Product Management.
Kevin C. Yost—President, Americas Fresh Foods
Mr. Yost has served as Executive Vice President and President, Americas Fresh Foods since January 2014. Mr. Yost was employed by Dean Foods Company from 2010 through 2012, where he served as President of Morningstar Foods from September 2010 to January 2013, and as Senior Vice President and General Manager, ESL of Morningstar from March 2010 to September 2010. After Dean Foods Company sold the Morningstar business to Saputo, Inc., a global food and beverage company, in January 2013, Mr. Yost served as President and Chief Operating Officer of the Dairy Foods Division (USA) of Saputo, Inc. until December 2013. Prior to that, Mr. Yost served as Managing Partner of Belle Camp Associates, LLC, a consulting firm, where he led private equity-owned companies from November 2007 to February 2010; as Executive Vice President of Swift & Company, a meat protein processor and marketer, where he led global commercial activities, including sales and supply chain from 2002 to 2007; and in several senior operating and general management positions at ConAgra Foods, one of North America’s largest packaged food companies, from 2000 to 2002.
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
We face significant competition in each of our product categories. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, and our ability to identify and satisfy consumer tastes and preferences. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of our competitors, such as Groupe Danone, General Mills, Inc., Kraft Foods Group, Inc., Nestle S.A., Chiquita Brands International, Inc. and Dole Food Company, Inc. have substantial financial and marketing resources. These competitors and others may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than we have forecasted and could cause us to lose sales. Our competitors also may choose to increase price promotions or may be more effective with their promotional programs, which may impact our volume growth, price realization and market shares. If we are not able to achieve the right balance between consumer and trade spending, or if our trade spending does not generate a sufficient return on investment, we may experience loss of market share or decreased profitability.

We also compete, particularly in our premium dairy and organic salads, fruits and vegetables categories, with producers of non-organic products, which usually have lower production costs. As a result, non-organic producers may be able to offer conventional products to customer at lower costs than organic products. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Furthermore, private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded counterparts. If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.

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
The majority of our net sales derive from sales of our branded products, including Silk, International Delight, LAND O LAKES, Horizon Organic, Earthbound Farm, So Delicious, Alpro, and Provamel, and growth in our business has resulted primarily from the strength of these products. Success in promoting and enhancing brand value depends on our ability to manage consumer perception and provide high-quality and innovative products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or products becoming unavailable to consumers. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about WhiteWave, our brands or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.

In addition, the reputation of our brands may suffer if any trademarks associated with our products are perceived negatively by consumers. For example, certain of our products are marketed under trademarks we have licensed from third parties, such as LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Hershey’s, and YORK, and we are unable to control the quality of other products that third parties produce and market under those trademarks and trade names. Our results of operations could be negatively affected if the reputation of one or more of our brands suffers damage due to real or perceived quality issues with our products, or if we are found to have violated any applicable laws or regulations.

Our financial success depends on our ability to successfully predict changes in consumer preferences and demand and develop successful new products in response.
Consumer preferences for food and beverage products change continually. There are a number of trends in consumer preferences that may impact us and the industry as a whole, including:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, fiber or calorie content of different foods and beverages;

•	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, gluten, dairy, soybeans, nuts, oils, vitamins, fiber and minerals; and

•	increasing awareness of the environmental and social effects of product production.
Our success depends on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to develop and offer products that appeal to consumer preferences. The development and introduction of new products could require substantial R&D and other expenditures, including capital investment and marketing and slotting costs. While we devote significant focus to R&D and to the development and launch of new products, we may not be successful in developing new products, or our new products may not be commercially successful or gain widespread market acceptance. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully and rapidly identify, develop, manufacture, market and sell new or improved products in these changing markets.
We are subject to the risk of product contamination and product liability claims, which could harm our reputation, force us to recall products and incur substantial costs.
The sale of food products for human consumption involves the risk of injury, illness or death to consumers. Such injuries may result from tampering by unauthorized parties; misbranding; cross contamination of ingredients that are allergens; or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death. For example, our organic salads, fruits and vegetables are subject to quality control processes, but it is not possible to ensure that the products are free from pathogenic organisms because the products are not pasteurized. In the fall of 2006, a third party recalled certain packaged fresh spinach sold to Earthbound Farm and others due to contamination by E. coli O157:H7. Although Earthbound Farm maintained insurance to cover recall losses, the insurance did not cover all losses incurred by this event and the company had a significant insurance deductible before receiving insurance proceeds and exposure for losses in excess of insurance coverage limits. In addition, in the past 12 months, WhiteWave has issued two voluntarily recalls for isolated production runs of Silk Light Original Soymilk and Horizon Cheddar Sandwich Crackers because those products may have been placed in incorrect packaging and, as a result, may contain undeclared almond or peanut ingredients, respectively, which could create allergic reactions for consumers who have an allergy or sensitivity to those nuts.

In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. For example, we were previously named in putative class action mislabeling complaints generally alleging that we lacked scientific substantiation for certain product claims related to our Horizon Organic products supplemented with DHA Omega-3. A significant product liability, consumer fraud, or other legal judgment against us or a widespread product recall would negatively impact our profitability. In addition, we have agreed with certain customers to provide defense and indemnification for certain types of these claims. Claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud, or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.

We are increasingly dependent on information technology (“IT”).
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

We may not be able to successfully complete and integrate strategic acquisitions or establish and operate joint ventures.
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

•	secure regulatory clearance for our acquisitions and joint ventures;

•	negotiate acquisitions and joint ventures on terms acceptable to us; and/or

•	integrate any acquisitions that we complete.
Acquired companies or established joint ventures may not achieve the level of sales or profitability that justify our investment in them, or an acquired company may have unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that may arise after entering into such arrangements. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Future acquisitions or joint ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.

The success of any acquisitions we complete will depend on our ability to effectively integrate the acquired companies or brands into our existing operations. For example, in 2014 we acquired the Earthbound Farm and So Delicious businesses and are working to effectively integrate these new businesses into our portfolio of brands and promote consistent standards of operations. We may experience difficulty entering new categories or geographies, integrating new products into our product mix, integrating an acquired company’s or brand’s distribution channels and sales force, achieving anticipated cost savings, retaining key personnel and customers of the acquired business, or integrating systems and administrative functions.

Our international operations subject us to business risks that could cause our revenue and profitability to decline.
Based upon current distribution, we estimate that our products are sold in over 50 countries worldwide. Sales to customers outside of North America accounted for 15%, 17% and 16% of our total net sales in the years ended December 31, 2014, 2013 and 2012, respectively. In addition, in 2014 we formed a joint venture in China that began producing and selling products in China at the end of the year. Risks associated with our operations outside of the United States include:

•
compliance with legal and regulatory requirements in multiple jurisdictions that differ from those in the United States and change from time to time, such as tax, labor, and trade laws, food safety laws, antitrust and competition laws, and data privacy laws;

•	difficulties and costs associated with complying with U.S. laws and regulations, such as the Foreign Corrupt Practices Act, applicable to entities with overseas operations;

•	difficulties in managing, and additional financial investments required to manage, operations outside the U.S. and ensuring consistent compliance with company policies and procedures;

•	foreign currency exposures;

•	political and economic instability;

•	the imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	diminished protection of intellectual property in some countries.

If one or more of these business risks occur, our business and results of operations could be negatively affected.

Our operations face foreign currency exchange exposure that could materially negatively impact our operating results.
We hold assets, incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Euro, the British pound, the Canadian dollar and the Chinese Renminbi ("RMB").  Because our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, sales and expenses into U.S. dollars at the then-applicable exchange rates.  Consequently, changes in the value of the U.S. dollar versus these non-U.S. currencies may negatively affect the value of these items in our financial statements, even if their value has not changed in their original currency.  We may attempt to mitigate some of this risk with hedging and other activities; however our business nevertheless will remain subject to substantial foreign exchange risk from foreign currency translation exposure.

The loss of any of our largest customers or the continued consolidation in the retail industry could negatively impact our sales and results of operations.
Our largest customer, Wal-Mart Stores, Inc., and its subsidiaries, including Sam’s Club, accounted for 14.6% of our total net sales in 2014 and our top 10 customers, collectively, accounted for 44% of our total net sales in 2014. We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. The loss of any large customer, a material reduction in sales or a change in the mix of products we sell to a large customer for an extended period could negatively affect our sales and results of operations.

In addition, as the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through lower pricing and increased promotional programs. If we are unable to leverage the strength of our brands, and our marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.
Agricultural products are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are quite common but difficult to predict. For example, much of the state of California is experiencing extreme drought, which could impact the availability and cost of our raw materials, including almonds. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we manage, increased costs due to expenditures for additional farming techniques, the repair of infrastructure and the replanting of damaged or destroyed crops. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of organic greens or other produce from other growers. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Failure to maintain sufficient internal production capacity or to enter into co-packing agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or increase our operating costs and capital expenditures.
The success of our business depends, in part, on maintaining a strong production platform and we rely on internal production resources and third-party co-packers to fulfill our manufacturing needs. Certain of our manufacturing plants are operating at high rates of utilization, and we may need to expand our production facilities or increase our reliance on third parties to provide manufacturing and supply services, commonly referred to as “co-packing” agreements, for a number of our products. A failure by us or our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products. In addition, we have experienced, and may experience, increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we need to enter into additional co-packing, warehousing or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third party providers or enter into agreements on satisfactory terms or at all. In addition, we may need to expand our internal capacity, which could increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

Disruption of our supply or distribution chains could adversely affect our business.
Damage or disruption to our farming, manufacturing or distribution capabilities due to weather, natural disaster, fire, environmental incident, terrorism, pandemic, strikes, the financial or operational instability of key suppliers, distributors, warehousing, and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. For example, the loss of any of Europe Foods & Beverages’s third-party distributors for local representation in Europe could negatively affect our business. In addition, all of our organic salads, fruits and vegetables are processed in a single facility, and damage or disruption to this facility could impair our ability to process and sell those products. If we are unable to respond rapidly and effectively to any of these extraordinary events, or it is not financially feasible to mitigate the likelihood or potential impact of such events, our business and results of operations could be negatively affected and additional resources could be required to restore our supply chain.

Reduced availability of raw materials and other inputs, as well as increased costs for our raw materials and other inputs, could adversely affect us.
Our business depends heavily on raw materials and other inputs, such as conventional and organic raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, and organic salad greens and produce, used in the production of our products and commodities, such as packaging, utilities, natural gas, resin and petroleum-based products, used in the packaging and distribution of our products. Our raw materials are generally sourced from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as severe rains, floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our third-party suppliers and that are out of our control, such as problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, and reputation, could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Over the past several years, we have experienced increased costs as a result of weather conditions and other events outside our and our suppliers’ control and this may continue given recent weather conditions. In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials; however, our hedged price could exceed the spot price on the date we actually take receipt of the commodity, resulting in an unfavorable impact on both gross margin and net earnings.

The organic ingredients (including milk, organic salads, fruits and vegetables, other dairy-related products, and soybeans) and non-GMO ingredients for our products are less plentiful and available from fewer suppliers than their conventional counterparts. Competition with other manufacturers in the procurement of organic and non-GMO product ingredients may increase in the future if consumer demand for organic and non-GMO products increases. In addition, the dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk. Industry regulation and the costs of organic farming compared to costs of conventional farming have impacted, and may continue to impact, the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on our products and pricing, while supply shortages can cause product shortages and higher costs to us. Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs. If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

Economic downturns could limit consumer demand for our products and negatively affect our sales and profitability
Retailers are increasingly offering private label products that compete with our products. Consumers’ willingness to purchase our products will depend upon our ability to offer products that appeal to consumers at the right price. It is also important that our products are perceived to be of a higher quality than less expensive alternatives. If the difference in quality between our products and those of private label brands narrows, or if such difference in quality is perceived to have narrowed, then consumers may not buy our products. Furthermore, during periods of economic uncertainty, consumers may shift their purchases to lower-priced or private label products or forego certain purchases altogether. They also may reduce the number of organic and premium products that they purchase because organic and premium products generally have higher retail prices than their conventional counterparts. Lower consumer demand resulting from an economic downturn could decrease our sales volumes and negatively affect our results of operations.

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

Changes in our credit ratings may have a negative impact on our future financing costs or the availability of capital.
Some of our indebtedness is rated by Standard & Poor’s and Moody’s Investors Service, and there are a number of factors beyond our control that could impact these ratings. Our credit ratings are currently considered to be below “investment grade.” Although the interest rates on our existing indebtedness are not affected by declines in our credit ratings, such ratings or any rating downgrades may impair our ability to raise additional capital in the future on terms that are acceptable to us, may cause the value of our securities to decline and may have other negative implications with respect to our business.

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, and we may incur additional debt.
As of January 31, 2015, we had outstanding borrowings of approximately $1.0 billion and we had $5.9 million of outstanding letters of credit issued under the revolving portion of our senior secured credit facilities. We also had additional borrowing capacity of approximately $978.4 million under our senior secured credit facilities, and our senior secured credit facilities allow us, as borrower, to add one or more incremental term loan facilities and/or increase the commitments under the revolving credit facility in an aggregate principal amount of up to $500 million, subject to the satisfaction of certain conditions. Our debt levels and the terms of our financing arrangements:

•	require us to dedicate significant cash flow from operations to the payment of principal of, and interest on, our debt, which will reduce the funds we have available for other purposes;

•
may limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes, especially if the ratings assigned to our debt securities by rating organizations were revised downward;

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
If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, retail trade incentives, advertising and product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness.

The credit agreement governing our senior secured credit facilities contains various covenants that impose restrictions on us that may affect our ability to operate our business.
The credit agreement governing our senior secured credit facilities contains covenants that, among other things, restrict our ability to:

•	borrow money or guarantee debt

•	create liens;

•	make specified types of investments and acquisitions

•	pay dividends on or redeem or repurchase stock

•	enter into sale and leaseback transactions

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies
These restrictions on the operation of our business could harm us by, among other things, limiting our ability to take advantage of financing, merger and acquisition opportunities, and other corporate opportunities. Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants.

Labor issues could adversely affect our business.
As of January 2015, approximately 27% of our employees were covered by collective bargaining agreements or works council representation. Our collective bargaining agreements are scheduled to expire at various times over the next five years. A strike, work slowdown, or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

We purchase a portion of our organic greens and other fresh produce from third-party growers who grow these products in the United States. The personnel engaged for harvesting operations by these third-party growers and by us, typically include significant numbers of immigrants who are authorized to work in the United States. The availability and number of these workers may decrease if certain changes are enacted in U.S. immigration laws. A scarcity of available personnel to harvest agricultural products in the United States could increase our costs for those products or could lead to product shortages.

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
We have entered into license agreements to use certain trademarks, service marks, and trade names, such as LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Hershey’s, and YORK, to brand and market some of our products. In addition, we have entered into a license agreement with DSM Nutritional Products, the owner of Martek Biosciences Corporation, to use products covered by a patent for supplementing certain of our premium dairy and soy products with DHA Omega-3. Most of these agreements are scheduled to expire at various dates in the future, and we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or at all or that we will be able to acquire new licenses to use other popular trademarks or proprietary products or processes. The termination or expiration of a license agreement would cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

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
Our business operations are subject to numerous requirements in the United States, the European Union, and China relating to the protection of the environment and health and safety matters, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the National Organic Standards of the U.S. Department of Agriculture, as well as similar state and local statutes and regulations in the United States, in each of the countries in which we do business in Europe, and China. These laws and regulations govern, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. We could incur significant costs, including fines, penalties and other sanctions, cleanup costs, and third-party claims for property damage or personal injury as a result of the failure to comply with, or liabilities under, environmental, health, and safety requirements. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances, or curtail operations. These costs could negatively affect our results of operations and financial condition.
Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities abroad within the regulatory framework of the European Union and its members and by similar authorities in China. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. We are also subject to federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program (“NOP”), we rely on third parties to certify certain of our products and production locations as organic. Because the Organic Foods Production Act of 1990, which created the NOP, was so recently adopted, many regulations and informal positions taken by the NOP are subject to continued review and scrutiny. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products, as could be the case in the United States as the FDA enacts the Food Safety Modernization Act of 2011, or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Increases in costs of medical and other employee health and welfare benefits may reduce our profitability.
With approximately 4,500 employees, our profitability is substantially affected by costs of current and post-retirement medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care laws and costs. These factors may put pressure on the cost of providing medical and other employee health and welfare benefits. We can provide no assurance that we will succeed in limiting future cost increases. If we do not succeed, our profitability could be negatively affected.

We have only been a stand-alone public company since October 2012, and our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone public company prior to October 2012 and may not be a reliable indicator of our future results.
We derived the historical financial information included in this report for periods prior to January 1, 2013 from Dean Foods’ consolidated financial statements. This information does not necessarily reflect the financial position, results of operations, and cash flows we would have achieved as a stand-alone public company during that period, primarily due to the following factors:

•
Prior to our initial public offering in October 2012, we operated as a segment of Dean Foods, rather than as a stand-alone company. Dean Foods historically performed various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services. Our pre-2013 financial information reflects allocations of corporate expenses from Dean Foods for these and similar functions. These allocations may not reflect the costs we would have incurred for similar services had we been a stand-alone public company during that period.

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

Our agreements with Dean Foods and the desire to preserve the tax-free status of our spin-off from Dean Foods may limit our ability to take certain corporate actions following the Distribution, and we could owe significant tax indemnification payments to Dean Foods if the Distribution or other steps in the spin-off is taxable as a result of actions by us or acquisitions of our stock or assets.
One component of our growth strategy involves acquiring other businesses. However, in order to preserve the tax-free status of our spin-off from Dean Foods, we are subject to certain restrictions on actions related to our common stock, including the issuance, sale, redemption or repurchase of our common stock. These restrictions could substantially limit our strategic and operational flexibility. In addition, we generally have agreed to indemnify Dean Foods and its affiliates against any and all taxes incurred by them relating to the spin-off failing to be tax-free to the extent such taxes are caused by our actions or acquisitions of our stock or assets by any person other than Dean Foods or its affiliates. If we were to become liable under such indemnity, it would result in a significant liability to us as such taxes would likely be substantial.

Imposition of new taxes or disagreements with tax or other governmental authorities could adversely affect our financial results.
We are subject to tax laws and regulations of various federal, state and local governments in the United States, as well as tax laws and regulations outside the United States. Significant judgment is required in determining our worldwide income tax expense. In the ordinary course of our business, we may engage in transactions and calculations where the ultimate tax determination is uncertain.
We are subject to reviews, examinations and investigations by tax and other governmental authorities both within and outside the United States. Economic and political pressures in various jurisdictions to increase tax revenues may make resolving tax disputes more difficult. The final determination of tax audits, investigations or any related litigation could be materially different from our historical income tax expense and accruals and could have a material effect on our consolidated financial statements in the periods for which that determination is made.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Denver, Colorado in approximately 20,000 square feet of leased office space. With respect to each of our business segments: Americas Foods & Beverages is headquartered in Broomfield, Colorado, where we lease approximately 137,000 square feet of office space; Europe Foods & Beverages is headquartered in Ghent, Belgium, where we lease approximately 3,000 square meters of office space; and Americas Fresh Foods is headquartered in San Juan Bautista, California, where we own an approximately 330,000 square foot facility.
We use 12 production facilities worldwide, which we believe are well maintained and suitable to support our current business operations. We own 11 of our production facilities and they are located in the following cities and support the indicated businesses:

Owned U.S. Facilities		Owned International Facilities
Scottsdale, Arizona (Americas Foods & Beverages)	DuBois, Pennsylvania (Americas Foods & Beverages)	Wevelgem, Belgium (Europe Foods & Beverages)
City of Industry, California (Americas Foods & Beverages)	Dallas, Texas (Americas Foods & Beverages)	Issenheim, France (Europe Foods & Beverages)
Jacksonville, Florida (Americas Foods & Beverages)	Mt. Crawford, Virginia (Americas Foods & Beverages)	Kettering, United Kingdom (Europe Foods & Beverages)
Bridgeton, New Jersey (Americas Foods & Beverages)	San Juan Bautista, California (Americas Fresh Foods)
We also lease a production, R&D, warehouse and distribution facility in Springfield, Oregon, and we own one organic dairy farm located in Kennedyville, Maryland, which are used by Americas Foods & Beverages.
Other principal facilities we lease and operate include R&D facilities in Broomfield, Colorado, which supports our Americas Foods & Beverages business, and Wevelgem, Belgium, which supports our Europe Foods & Beverages business; and an approximately 220,000 square foot storage and warehouse facility in Yuma, Arizona, which is leased by Americas Fresh Foods. Americas Fresh Foods also farms or purchases produce from third parties that farm approximately 37,000 crop acres of organic farmland in California and Arizona.

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
Market Information
Our common stock began trading on the New York Stock Exchange under the symbol “WWAV” on October 26, 2012. Prior to that date there was no public market for our common stock. The following table sets forth the high and low intra-day sales prices per share of our common stock, as reported on the New York Stock Exchange, for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2014	High	Low
Fourth Quarter	$38.64	$32.05
Third Quarter	38.12	29.42
Second Quarter	33.15	25.82
First Quarter	30.46	21.92
Fiscal Year Ended December 31, 2013
Fourth Quarter	$23.64	$18.28
Third Quarter	20.63	16.41
Second Quarter	19.59	15.61
First Quarter	17.75	14.67
As of January 31, 2015, WhiteWave had 3,262 holders of record of its common stock. This figure does not include a substantially greater number of stockholders who are beneficial holders of our common stock in “street name” through banks, brokers, and other financial institutions that are the record holders.
We have not and do not currently intend to declare or pay any cash dividends on our common stock.
Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of December 31, 2014, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.
Performance Graph
The graph below compares the cumulative total stockholder return for the common stock of The WhiteWave Foods Company, the Standard and Poor’s 500 Consumer Staples Index ("S&P 500 Consumer Staples Index") and the Standard and Poor’s MidCap 400 Index (“S&P MidCap 400 Index”). The measurement points in the graph below are October 26, 2012 (the first trading day of our common stock on the New York Stock Exchange) and the last trading day of each fiscal year through December 31, 2014. The graph assumes that $100 was invested in WhiteWave common stock at the closing price of $16.75 on October 26, 2012 and in the S&P 500 Consumer Staples Index and the S&P MidCap 400 Index on October 26, 2012, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data
The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company (“WWF Opco”), a wholly-owned subsidiary of Dean Foods. Prior to our initial public offering, WWF Opco held substantially all of the historical assets and liabilities related to our business that we acquired pursuant to the contribution described below, and we had nominal assets and no liabilities, and conducted no operations. Prior to completion of our initial public offering on October 31, 2012, Dean Foods contributed all of the capital stock of WWF Opco to WhiteWave in exchange for 150,000,000 shares of Class B common stock.
Under U.S. generally accepted accounting principles (“U.S. GAAP”), the contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the consolidated financial position and results of operations of WhiteWave and WWF Opco for all periods presented.
The following table summarizes our consolidated financial data. We have derived the consolidated statement of income data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Our historical consolidated financial statements for periods prior to the completion of our initial public offering were prepared on a stand-alone basis in accordance with U.S. GAAP and derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Therefore, our historical financial results prior to our initial public offering are not necessarily indicative of our results in any future period.
You should read the following consolidated financial data together with our audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Statement of Income Data:
Total net sales	$3,436,605	$2,542,063	$2,289,438	$2,025,751	$1,821,313
Income from continuing operations	140,185	99,041	112,514	114,334	81,356
Net income	140,185	99,041	114,973	90,845	70,363
Net (income) loss attributable to non-controlling interest	—	—	(1,279)	16,550	8,735
Net income attributable to The WhiteWave Foods Company	$140,185	$99,041	$113,694	$107,395	$79,098
Basic earnings per common share(1):
Income from continuing operations	$0.81	$0.57	$0.73	$0.76	$0.54
Net discontinued operations	—	—	0.01	(0.04)	(0.01)
Net income attributable to The WhiteWave Foods Company	$0.81	$0.57	$0.74	$0.72	$0.53
Diluted earnings per common share(1):
Income from continuing operations	$0.79	$0.57	$0.73	$0.76	$0.54
Net discontinued operations	—	—	0.01	(0.04)	(0.01)
Net income attributable to The WhiteWave Foods Company	$0.79	$0.57	$0.74	$0.72	$0.53
Weighted average common shares:
Basic	174,013,700	173,120,689	153,770,492	150,000,000	150,000,000
Diluted	177,949,916	174,581,468	153,770,497	150,000,000	150,000,000
Balance Sheet Data:
Total assets	$3,372,841	$2,283,184	$2,168,011	$2,108,685	$2,066,879
Total debt(2)	1,516,980	662,650	780,550	456,171	440,351
Other non-current liabilities	309,114	287,695	294,963	274,578	281,509
Total equity	1,076,487	961,439	784,956	1,140,686	1,124,463
___________________________

(1)
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. For all periods prior to completion of our initial public offering, the same number of shares is being used for basic and diluted earnings per share as no WhiteWave common stock or equity awards were outstanding. The contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we are retrospectively presenting the Class B shares outstanding for WhiteWave and WWF Opco for all periods presented. The outstanding shares of Class B common stock give effect to Dean Foods’ contribution of WWF Opco’s capital stock to WhiteWave. 3,599 anti-dilutive options and 1,344 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2014. 4,045,309 anti-dilutive options and 10 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2013. 2,445,327 anti-dilutive options and 666,999 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2012.

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
Overview of the Business
We are a leading consumer packaged food and beverage company that manufactures, markets, distributes, and sells branded plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic produce throughout North America and Europe. We also hold a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. We are focused on providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly-produced products. Our widely-recognized, leading brands distributed in North America include Silk and So Delicious plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic premium dairy products and Earthbound Farm organic salads, fruits and vegetables. Our popular plant-based foods and beverages brands in Europe include Alpro and Provamel, and our plant-based beverages in China are sold under the Silk ZhiPuMoFang brand.
We sell our products primarily across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. We sell our products primarily through our direct sales force, independent brokers, regional brokers and distributors.
We have an extensive production and supply chain footprint and we utilize nine manufacturing plants and also rely on third-party co-packers to fulfill our manufacturing needs in the U.S. In Europe, we have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain, and we also utilize a limited number of third-party co-packers. Furthermore, we utilize a broad commercial partner network to access certain markets in Europe, in addition to our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands.
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
In 2013, Dean Foods Company completed its spin-off of WhiteWave into an independent company in two transactions: On May 23, 2013, Dean Foods distributed (the “Distribution”) to its stockholders shares of our Class A common stock, and shares of our Class B common stock, par value $0.01 per share (the “Class B common stock”), as a pro rata dividend to Dean Foods stockholders. Effective upon the Distribution, Dean Foods ceased to own a majority of our outstanding capital stock. Then, on July 25, 2013, Dean Foods disposed of all of its remaining shares of our capital stock in a registered public offering and ceased to own any shares of capital stock of WhiteWave. In September 2013, all outstanding shares of Class B common stock were converted into Class A common stock, which was renamed "common stock."
Factors Affecting Our Business and Results of Operations
The following trends have impacted our sales and operating income over the past three years and we believe that they will continue to be factors affecting our business and results of operations in the future:
Acquisitions and Formation of Joint Venture
We have grown and intend to continue to grow our business in part by acquiring new brands and businesses, and forming joint ventures, both in the United States and globally. Acquisitions or joint ventures allow us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations. In 2014, we completed the acquisitions of Earthbound Farm and So Delicious, and entered into a joint venture with China Mengniu Dairy Company Limited ("Mengniu") in China.
New Product Introductions
We will continue to respond to evolving consumer preferences by delivering innovative products. We have a proven track record of innovation through either creating or largely developing the organic milk, plant-based beverage, and flavored non-dairy creamer subcategories. Recent successful new product introductions under our Silk, Alpro, Horizon Organic, and International Delight brands further demonstrate our capabilities to develop and expand our categories. We will continue to focus on innovation that we believe will drive increased consumption of our products.

Volatility in Commodity Costs

Our business is heavily dependent on raw materials and other inputs, such as organic and conventional raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, organic salads, fruits and vegetables, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin and diesel fuel. Changes in the costs of raw materials and other inputs have historically impacted, and will continue to impact, our profitability.   Increases in commodity costs have led, and in the future could lead, to price increases across our portfolio to mitigate the impacts of these increased costs.
Consumer Preferences for Nutritious, Flavorful, Convenient, and Responsibly-Produced Products
The plant-based foods and beverages, organic salads, fruits and vegetables, coffee creamers and beverages, and premium dairy categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. Our plant-based foods and beverages and premium dairy products are well positioned within the dairy and dairy alternatives sector, as well as the organic sector. The growth of the organic sector is outpacing the growth of the overall food and beverage industry and, within dairy and dairy alternatives, our share continues to grow. In addition, our coffee creamers and beverages continue to benefit from the growth and overall size of the coffee creamers sector.
Manufacturing and Warehousing Capacity Constraints

Our volume growth has exerted and continues to exert pressure on our internal plant and warehousing capacity across all segments. In response, we have historically relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, capacity constraints sometimes create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. We have increased internal capacity and will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements. At the same time, we have invested and will continue to invest to expand our internal production and warehousing capabilities as growth requires.
Basis of Presentation
For the periods prior to the completion of our initial public offering on October 31, 2012, our historical consolidated financial statements have been prepared on a stand-alone basis in accordance with U.S. GAAP and derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results prior to our initial public offering are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company during the periods presented. See Note 1 "Business and Basis of Presentation."
Due to these and other changes in connection with our initial public offering, the pre-IPO financial information included in this Annual Report on Form 10-K may not necessarily reflect our financial position, results of operations, and cash flows in the future or what our financial position, results of operations, and cash flows would have been had we been a stand-alone public company during that period.

Reportable Segments
For the first three quarters of 2014, we reported operating results through two reportable segments:  North America and Europe.  In the fourth quarter of 2014, we determined that the Earthbound Farm business, which we acquired in January 2014, would be operated largely autonomously and will continue to be led by its own President for the foreseeable future.  As a result, we are reporting results of operations for the fourth quarter and full fiscal year 2014 through three reportable segments:  Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.
Our business is organized into three operating and reportable segments, Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages, based on our go-to-markets strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our CEO, monitors operating performance, allocates resources, and deploys capital.
Matters Affecting Comparability
Our results of operations for the years ended December 31, 2014, 2013, and 2012 were affected by the following:
Corporate Costs
Prior to the completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as related stock-based compensation expense. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering. These allocations include approximately $17.5 million of transaction costs related to our initial public offering for year ended December 31, 2012. Following the initial public offering, we are incurring direct costs associated with our stand-alone corporate structure. Such direct costs also include certain non-recurring transitional costs of $0.9 million and $6.8 million incurred in the years ended December 31, 2014 and 2013, respectively to establish our own stand-alone corporate functions.
Morningstar and Dean Foods Commercial Agreements
In conjunction with our initial public offering on October 31, 2012, WhiteWave entered into several commercial agreements with Morningstar Foods ("Morningstar") and Dean Foods’ Fresh Dairy Direct (“FDD”) division which modified the terms of the historical arrangements. Those agreements altered the price that FDD pays WhiteWave for WhiteWave branded products, the cost WhiteWave pays for products produced and supplied by Morningstar and FDD to WhiteWave, and it eliminated the historical intellectual property agreement for which Morningstar paid a license fee to WhiteWave. In addition, it transferred certain LAND O LAKES branded products from WhiteWave to FDD and other products from Morningstar to WhiteWave. Finally, a transitional services agreement was implemented between the various parties.
During the year ended December 31, 2013, Morningstar provided certain transitional services to us which included, but were not limited to, taking and filling orders, collecting receivables, and shipping products to our customers. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales were transitioned to us. The net effect of the agreement is reflected as transitional sales fees of $1.5 million in our audited consolidated statement of income. The transitional sales were substantially completed during the early part of the second quarter of 2013.
We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products up to 15 months. During this transition, we provided certain services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until the sales transitioned to Morningstar. The net fees remitted for the year ended December 31, 2013 were $0.7 million. The transitional services were substantially completed during the early part of the second quarter of 2013.
Foreign Exchange Movements
Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our primary exposures to foreign exchange rates are the Euro, British Pound, Canadian Dollar and the Chinese

Renminbi ("RMB") against the U.S. dollar. The financial statements of our Europe Foods & Beverages segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, income and expense items are translated at the average rates prevailing during the applicable period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses.
Acquisition of Earthbound Farm
On January 2, 2014, the Company completed the acquisition of Earthbound Farm for approximately $608.7 million in cash. Earthbound Farm is the largest organic produce brand in North America and the recognized leader in the value-added organic packaged salad category. Earthbound Farm also produces and markets an extensive line of organic fresh fruits and vegetables, frozen fruits and vegetables, and dried fruits and snacks. The acquisition was funded by $615 million in new borrowings under our senior secured credit facilities. Because the transaction was not completed until fiscal 2014, results of operations for the Earthbound Farm business for fiscal 2013 and prior periods are not included in this Form 10-K, and financial information contained in this Form 10-K prior to 2014 excludes the Earthbound Farm business. In connection with the acquisition of Earthbound Farm, we incurred $6.8 million and $3.3 million in expenses for the years ended December 31, 2014 and 2013, respectively related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. Earthbound is reported within the Americas Fresh Foods segment.

Joint Venture in China
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-based beverage products and other nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings, Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility in China, where the joint venture manufactures its products. Mengniu was the majority owner of Yashili. The purchase price for Zhengzhou was approximately $80.9 million (RMB 504 million), including $60.3 million (RMB 376.7 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations. Each joint venture party’s share of the purchase price for Zhengzhou was consistent with its ownership interest in the venture. Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity method investment.
In connection with the formation of the joint venture with Mengniu, we incurred $0.3 million and $5.0 million in expenses for the years ended December 31, 2014 and 2013, respectively, related to due diligence, investment advisors and regulatory matters. During the year ended December 31, 2014, we contributed $47.3 million of cash to the joint venture and incurred $5.7 million of corporate expense related to management of our joint venture investment. The expenses have been recorded in general and administrative expenses in our consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. For the year ended December 31, 2014, we recorded a loss in equity method investment of $6.0 million. The joint venture launched plant-based beverages in China under the Silk ZhiPuMoFang® brand name in late December 2014. Products are now available in several major markets and include almond milk and walnut milk beverages available in both single-serve and multi-pack formats. The joint venture expects to continue investing in brand building and marketing behind the launch of these beverages in 2015.
Acquisition of So Delicious
On October 31, 2014, the Company completed its acquisition of the company that owns So Delicious Dairy Free ("So Delicious") from its existing shareholders. The acquisition adds to our focus on high-growth product categories that are aligned with emerging customer trends particularly in the plant-based food and beverage category. The total purchase price for the acquisition was approximately $197.0 million in cash, subject to post-closing working capital adjustments and indemnification claims. The Company has not yet finalized the allocation of the purchase price to the assets acquired and liabilities assumed and will do so by the end of 2015. In connection with the acquisition of So Delicious, we incurred $5.3 million in expenses for the year ended December 31, 2014 related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. So Delicious is reported within the Americas Foods & Beverages segment.
Results of Operations

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales.

	Year Ended December 31,
	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,436.6		$2,503.5		$2,175.4
Net sales to related parties	—		37.1		109.5
Transitional sales fees	—		1.5		4.5
Total net sales	3,436.6	100.0%	2,542.1	100.0%	2,289.4	100.0%
Cost of sales	2,283.4	66.4%	1,634.7	64.3%	1,485.4	64.9%
Gross profit(1)	1,153.2	33.6%	907.4	35.7%	804.0	35.1%
Related party royalty income	—	0.0%	—	0.0%	36.0	1.6%
Operating expenses
Selling, distribution and marketing	621.9	18.1%	528.3	20.8%	492.1	21.5%
General and administrative	265.7	7.7%	197.5	7.8%	167.6	7.3%
Asset disposal and exit costs	(1.1)	0.0%	24.2	0.9%	—	0.0%
Total operating expenses	886.5	25.8%	750.0	29.5%	659.7	28.8%
Operating income	266.7	7.8%	157.4	6.2%	180.3	7.9%
Interest and other expenses, net	42.2		14.2		10.9
Income tax expense	78.3		44.2		56.9
Loss in equity method investments	6.0		—		—
Income from continuing operations	$140.2		$99.0		$112.5
___________________________

(1)
As disclosed in Note 2 to our audited consolidated financial statements, we include certain shipping and handling costs within selling, distribution and marketing expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of sales.

The key performance indicators for our reportable segments are net sales, gross profit, and operating income. Key factors impacting these performance indicators are presented in the segment results tables and are discussed below.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below.

	Year Ended December 31,
	2014	2013	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$2,350.8	$2,124.0	$226.8	10.7%
Americas Fresh Foods	575.3	—	575.3	n/m
Europe Foods & Beverages	510.5	418.1	92.4	22.1%
Total	$3,436.6	$2,542.1	$894.5	35.2%
The change in total net sales was due to the following:

	Change in net sales 2014 vs. 2013
	Acquisition	Volume	Pricing and product mix changes	Total increase
	(Dollars in millions)
Americas Foods & Beverages	$22.7	$142.3	$61.8	$226.8
Americas Fresh Foods	575.3	—	—	575.3
Europe Foods & Beverages	—	91.0	1.4	92.4
Total	$598.0	$233.3	$63.2	$894.5
Total net sales - Consolidated total net sales increased $894.5 million, or 35.2%, in 2014 compared to the prior year. This increase was principally due to the Earthbound Farm and So Delicious acquisitions which contributed $575.3 million and $22.7 million, respectively, in net sales for the year. In addition, the total increase in net sales was driven by strong volume growth, particularly in our global plant-based beverage platforms and our coffee creamers and beverages platform in the Americas. Net sales was also favorably impacted by price increases across all platforms in the Americas Foods & Beverages segment.
Cost of sales - Cost of sales increased $648.7 million, or 39.7%, in 2014 compared to the prior year. The increase was primarily driven by the impact of acquisitions made during the year, along with volume increases in both the Americas Foods & Beverages and Europe Foods & Beverages segments. Higher commodity costs in Americas Foods & Beverages also contributed to the increase.
Gross profit - Gross profit margin decreased to 33.6% in 2014 from 35.7% in the prior year. The decrease was driven by the impact of the Earthbound Farm acquisition, which has a lower gross profit margin, partially offset by margin expansion in the Americas Foods & Beverages and the Europe Foods & Beverages segments.
Operating expenses - Total operating expenses increased $136.5 million, or 18.2%, in 2014 compared to the prior year.
Selling, distribution, and marketing costs increased $93.6 million, or 17.7%, driven by an increase in distribution costs linked to higher sales volume and the impact of acquisitions. In addition, we increased our investments in marketing in both the Americas Foods & Beverages and the Europe Foods & Beverages segments in 2014 compared to the prior year. Distribution costs in 2014 also included a $7.8 million unrealized loss related to the mark-to-market impact of commodity contracts not designated as hedge instruments.
General and administrative expenses increased $68.2 million, or 34.5%, in 2014 due principally to acquisitions. In addition, general and administrative expenses increased due to higher headcount and other employee related costs, including incentive based compensation. We also incurred $12.1 million of transaction costs related to the Earthbound Farm and So Delicious acquisitions and $5.7 million of corporate expense related to management of our joint venture investment in China. During 2013, we recorded $8.3 million of expense associated with the formation of the Chinese joint venture and the acquisition of Earthbound Farm.
Interest and other expense (income), net - Interest and other expense for the year ended December 31, 2014 increased $28.0 million, driven by increased debt levels resulting from the financing of the Earthbound Farm and So Delicious acquisitions, along with the higher interest expense associated with the issuance of $500.0 million senior notes in September 2014. Interest expense was also impacted by $0.8 million of deferred financing fees that were expensed as a result of the August 2014 amendment to our credit facilities. For 2014, interest and other expenses also included $5.3 million related to mark-to-market losses on our interest rate swaps, compared to a gain of $3.4 million for the same period in 2013.
Income taxes - Income tax expense was $78.3 million, recorded at an effective tax rate of 34.9%, in 2014 compared to $44.2 million, recorded at an effective tax rate of 30.9%, in 2013. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. The 2014 effective tax rate was higher than the prior year due, in part, to an increase in non-deductible transaction costs. In addition, during 2013, we recorded a decrease in tax expense related to the settlement of tax examinations and expiration of statutes of limitations, as well as a decrease in deferred tax liabilities related to the reduction in the U.K. statutory tax rate.
Net loss in equity method investments - Our share of the loss related to the new China joint venture established in 2014 with Mengniu was $6.0 million in 2014. The joint venture's loss consists of general overhead, marketing and other expenses incurred in support of the fourth quarter 2014 product launch.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results:

	Year Ended December 31,
	2014		2013		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,350.8		$2,085.4		$265.4	12.7%
Net sales to related parties	—		37.1		(37.1)	n/m
Transitional sales fees	—		1.5		(1.5)	n/m
Total net sales	2,350.8	100.0%	2,124.0	100.0%	226.8	10.7%
Cost of sales	1,521.9	64.7%	1,386.3	65.3%	135.6	9.8%
Gross profit	828.9	35.3%	737.7	34.7%	91.2	12.4%
Operating expenses	564.7	24.0%	522.5	24.6%	42.2	8.1%
Operating income	$264.2	11.3%	$215.2	10.1%	$49.0	22.8%
 Total net sales -  Total net sales increased $226.8 million, or 10.7%, for 2014 compared to the prior year. This increase was principally due to volume growth in all brand platforms. The addition of So Delicious, on October 31, 2014, contributed $22.7 million, or approximately one percentage point of growth. Net sales growth in the plant-based foods and beverages platform increased 14.0% and continues to be driven by strong growth in the overall category.  In particular, we continue to experience robust growth in almondmilk products which increased sales by $87.3 million during 2014, partially offset by declines in soymilk products which reduced sales by $31.6 million. New products also contributed to our growth in the plant-based foods and beverages platform, led by almondmilk line extensions including Unsweetened and Light varieties.
Growth in our coffee creamers and beverages platform was 8.5% in 2014 and continues to be driven by a growing category, enhanced by the contributions from International Delight new products. This includes several flavor extensions, along with sales from the introduction of our Dunkin Donuts branded line of products.
Our premium dairy brand platform grew sales by 10.5% in 2014, due primarily to higher pricing. Sales growth was also favorably impacted by new products, including the introduction of macaroni and cheese and a new line of snack products.
Cost of goods sold - Cost of goods sold increased $135.6 million, or 9.8%, in 2014 compared to 2013. This increase was principally driven by volume growth, along with the impact of higher commodity costs, particularly conventional and organic dairy inputs, and almonds. Cost of sales also increased due to the inclusion of the So Delicious acquisition in the fourth quarter.
Gross profit - Gross profit margin increased 60 basis points to 35.3% for 2014 compared to 34.7% for 2013. The increase was largely driven by price increases which more than offset the impact of higher commodity costs.

Operating expenses - Operating expenses increased $42.2 million, or 8.1% in 2014 versus 2013. This increase was principally due to higher distributions costs linked to higher sales volume, increased marketing investments in support of our brands, and higher employee related costs, including incentive based compensation. Distribution costs in 2014 also included a $7.8 million unrealized loss related to the mark-to-market impact of commodity contracts not designated as hedge instruments. Operating expenses in 2013 included a non-cash write-down of assets held for sale in the amount of $14.4 million related to the Idaho dairy farm.
Americas Fresh Foods Segment Results
The following table presents certain financial information concerning our Americas Fresh Foods segment’s financial results for 2014 as Earthbound Farm was acquired on January 2, 2014:

	Year Ended December 31, 2014
	Dollars	Percent
	(Dollars in millions)
Total net sales	$575.3	100.0%
Cost of sales	469.9	81.7%
Gross profit	105.4	18.3%
Operating expenses	57.7	10.0%
Operating income	$47.7	8.3%
Total net sales - Total net sales was $575.3 million for the year ended December 31, 2014. This was principally driven by growth in volume, but sales also benefited from slightly higher pricing on fruits and vegetables. The organic packaged salads portion of the business continues to be the primary driver of volume growth, behind the strength of a strong product category.
Gross profit - Gross profit margin was 18.3% for the year ended December 31, 2014, benefiting from a favorable mix of products sold, as the growth in packaged salads, which is the largest and highest-margin portion of the business, outpaced the growth in the fruits and vegetables business.
Operating income - Operating income was $47.7 million, which was 8.3% of net sales, for the year ended December 31, 2014. Operating income performance for the year was principally driven by strong sales growth in organic packaged salads, along with solid cost management, particularly general and administrative costs. During 2014, we began to invest in building additional organization and process capabilities at Earthbound Farm, including the addition of several new members of the management team. We expect to continue to invest in capability building at the Americas Fresh Foods segment in 2015, including plans to transition Earthbound Farm to the Company's SAP system platform by the end of 2015.
Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results:

	Year Ended December 31,
	2014		2013		$ Change	% Change
	Dollars	Percent	Dollars	Percent
		(Dollars in millions)
Net sales	$510.5	100.0%	$418.1	100.0%	$92.4	22.1%
Cost of sales	291.7	57.1%	248.3	59.4%	43.4	17.5%
Gross profit	218.8	42.9%	169.8	40.6%	49.0	28.9%
Operating expenses	166.1	32.5%	148.9	35.6%	17.2	11.6%
Operating income	$52.7	10.4%	$20.9	5.0%	$31.8	152.2%
Net sales - Net sales increased $92.4 million, or 22.1%, for the year ended December 31, 2014 compared to 2013. The increase was driven principally by continued strong volume growth, especially in plant-based beverages, led by almond beverages and, to a lesser extent, soy beverages, as well as strong growth in our plant-based yogurt and cream products. Volume growth was broad-based across Europe with particular strength in our core markets in Northern Europe.
Cost of goods sold - Cost of goods sold increased $43.4 million, or 17.5%, for the year compared to 2013 driven by higher sales volumes.
Gross profit - Gross profit margin increased to 42.9% for the year compared to 40.6% for 2013. This increase was driven by strong volume-driven cost leverage in the business and, to a lesser extent, by the exit of the low-margin soy-based meat-alternatives business.

Operating expenses - Operating expenses increased $17.2 million, or 11.6%, for the year ended December 31, 2014 compared to 2013. The increase was driven by volume related increases in distribution costs, increased marketing investments to support our sales growth, and higher employee-related costs, including incentive based compensation. Additionally, operating expenses for the year ended December 31, 2013 included a write-down of assets and liabilities held for sale in the amount of $9.8 million related to our intention to sell the soy-based meat-alternatives business that operates in the Netherlands which was completed in March 2014.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below.

	Year Ended December 31,
	2013	2012	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$2,124.0	$1,921.4	$202.6	10.5%
Europe Foods & Beverages	418.1	368.0	50.1	13.6%
Total	$2,542.1	$2,289.4	$252.7	11.0%
The change in total net sales was due to the following:

	Change in Net Sales 2013 vs. 2012
	Volume	Pricing and Product Mix Changes	Total Increase
	(In millions)
Americas Foods & Beverages	$192.7	$9.9	$202.6
Europe Foods & Beverages	36.3	13.8	50.1
Total	$229.0	$23.7	$252.7
Total net sales - Consolidated total net sales increased $252.7 million, or 11.0%, in 2013 compared to the prior year. The increase was primarily driven by robust volume growth in both the Americas Foods & Beverages and Europe Foods & Beverages segments. Net sales in the Europe Foods & Beverages segment also benefited from currency translation. Americas Foods & Beverages also benefited from the impact of the commercial arrangements with current and former Dean Foods subsidiaries. Those arrangements were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.
Cost of sales - Cost of sales increased $149.3 million, or 10.1%, in 2013 compared to the prior year. The increase was primarily driven by sales volume growth, but was also higher due to the transition of sales from Morningstar and higher commodity and other input costs.
Gross profit - Gross profit margin increased to 35.7% in 2013 from 35.1% for the prior year. The increase was driven principally by a favorable mix of products sold. Gross margins also benefited modestly from the impact of the new commercial arrangements with current and former Dean Foods subsidiaries. The net profit from the sales of WhiteWave products generated by Morningstar was reflected as transitional sales fees until Morningstar transferred responsibility for the sales to us.
Related party license income - Related party license income declined $36.0 million, or 100%, as the fee arrangement, by which Morningstar licensed intellectual property needed to produce and sell its products, was terminated with the initial public offering. The related intellectual property was transferred to Morningstar at that time.
Operating expenses - Total operating expenses increased $90.3 million, or 13.7%, in 2013 compared to the prior year. Selling and distribution costs increased $36.2 million, or 7.4%, driven by higher sales volume, along with higher distribution and warehousing costs in our Americas Foods & Beverages segment, due to continued manufacturing and warehousing capacity constraints.
General and administrative expenses increased $29.9 million, or 17.8%, in 2013. In 2012, prior to the completion of our initial public offering, general and administrative expenses included allocations from Dean Foods, while in 2013, we are incurring direct costs associated with our stand-alone corporate structure. The current year general and administrative costs also include $10.9 million of compensation expenses associated with IPO Grants, along with $6.8 million of non-recurring transitional costs incurred to establish our own stand-alone corporate functions and $1.4 million in transaction costs related to the Dean Foods equity offering. In addition, current year general and administrative expenses include $8.3 million of expense associated with the ongoing formation of the Chinese joint venture and the acquisition of Earthbound Farm. In the same period of 2012, we incurred $17.5 million of transaction costs in connection with our initial public offering. The increase in 2013 was also partially attributable to higher headcount and employee-related costs in both the Americas Foods & Beverages and Europe Foods & Beverages segments.
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
Interest and other expense (income), net - Interest and other expense for the year ended December 31, 2013 increased $3.3 million, compared to the same period in the prior year, due to higher interest expense related to higher levels of indebtedness outstanding in 2013 as compared to 2012 offset by $3.4 million of income related to mark-to-market gains on our interest rates swaps. The higher indebtedness in 2013 resulted from borrowings made by the Company under its senior secured credit facilities established in October 2012, the proceeds of which were used to pay a dividend to the Company’s then parent, Dean Foods Company, in October 2012 in connection with the Company’s initial public offering.
Income taxes - Income tax expense was $44.2 million, recorded at an effective tax rate of 30.9%, in 2013 compared to $56.9 million, recorded at an effective tax rate of 33.6%, in 2012. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. The 2013 effective tax rate decreased from the prior year due to more taxable income in lower tax rate jurisdictions, a reduction in deferred tax liabilities resulting from a lower U.K. statutory tax rate, and the higher non-deductible transaction costs in 2012. These reductions were partially offset by the inability to recognize a tax benefit on the SoFine write-down.
Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results:

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
Total net sales - Total net sales increased $202.6 million, or 10.5%, in 2013 compared to the prior year. The increase was primarily driven by volume growth across all platforms, but particularly plant-based food and beverages and coffee creamers and beverages. Net sales growth in the plant-based foods and beverages platform continues to be driven by strong growth in the overall category. In particular, we continue to experience robust growth in almondmilk products which increased sales by $112.2 million during 2013, partially offset by declines in soymilk products which reduced sales by $41.3 million. New product introductions also contributed to our growth in almondmilk, led by the Unsweetened and Light product line extensions. Growth in our coffee creamers and beverages platform also continues to be driven by a growing category, enhanced by the contributions from International Delight new products. This includes several flavor extensions, along with sales from the introduction of our Iced Coffee Light line of products.

Net sales also benefited from a favorable product mix and the impact of the commercial arrangements with current and former Dean Foods subsidiaries that were implemented in connection with the initial public offering, including the transition of sales of certain WhiteWave products from Morningstar in accordance with the transitional sales agreement.
Cost of sales - Cost of sales increased $117.5 million, or 9.3%, in 2013 compared to the prior year. The increase was primarily driven by higher sales volumes, but also due to higher commodity and other input costs and the transition of sales from Morningstar.
Gross profit - Gross profit margin increased to 34.7% in 2013 compared to 34.0% for the prior year. The increase was primarily driven by a favorable mix of products sold. Gross margins also benefited modestly from the impact of the new commercial arrangements with current and former wholly-owned subsidiaries of Dean Foods. The net profit from sales of WhiteWave products generated by Morningstar is reflected as transitional sales fees until Morningstar transferred responsibility for the sales to us.
Operating expenses - Operating expenses increased $48.9 million, or 10.3%, in 2013 compared to the prior year primarily due to higher sales and distribution costs as a result of higher volumes, coupled with an increase in warehousing and related distribution costs driven by capacity constraints. General and administrative expenses were also higher driven by additional headcount and employee related expenses, along with higher legal expenses.
Operating expenses for the year ended December 31, 2013 also included asset disposal and exit costs in the amount of $14.4 million related to the sale of the assets of the Company’s dairy farm located in Idaho.
Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results:

	Year Ended December 31,
	2013		2012		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$418.1	100.0%	$368.0	100.0%	$50.1	13.6%
Cost of sales	248.3	59.4%	216.7	58.9%	31.6	14.6%
Gross profit	169.8	40.6%	151.3	41.1%	18.5	12.2%
Operating expenses	148.9	35.6%	127.6	34.7%	21.3	16.7%
Operating income	$20.9	5.0%	$23.7	6.4%	$(2.8)	(11.8)%
Net sales - Net sales increased $50.1 million, or 13.6%, in 2013 compared to the prior year. The increase was driven principally by volume growth in yogurt and non-soy drinks, led by almond which was introduced in the prior year. Currency translation also contributed to the increase. Volume growth in the Europe Foods & Beverages segment continues to be driven by strong performance in our core geographies in Northern Europe.
Cost of sales - Cost of sales increased $31.6 million, or 14.6%, in 2013 compared to the prior year driven by higher sales volumes and product mix, coupled with the impact of higher raw materials and co-packing costs.
Gross profit - Gross profit margin decreased to 40.6% in 2013 compared to 41.1% for the prior year. This decrease was driven by higher input costs, along with increased co-packing costs driven by strong growth in non-soy drinks, partially offset by the impact of cost reduction initiatives.
Operating expenses - Operating expenses increased $21.3 million, or 16.7%, in 2013 compared to the prior year. The increase was driven by higher distribution expenses due to higher volumes, coupled with an increase in general and administrative costs driven by higher headcount. Additionally, operating expenses for the year ended December 31, 2013 also included a write-down of assets and liabilities held for sale in the amount of $9.8 million related to our intention to sell the SoFine soy-based meat-alternatives business that operates in the Netherlands.

Liquidity and Capital Resources
Debt Facilities
As of January 31, 2015, we had outstanding borrowings of approximately $1.0 billion under our $2.0 billion senior secured credit facilities, of which $995.0 million consists of term loan borrowings and $15.8 million consists of borrowings under the $1.0 billion revolving portion of our senior secured credit facilities. We had $5.9 million of outstanding letters of credit issued under the revolving portion of our senior secured credit facilities. We had additional borrowing capacity of approximately $978.4 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.
On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, consisting of a five-year revolving credit facility in a principal amount of $850 million, an original five-years $250 million term loan A-1, and an original seven-year $250 million term loan A-2. We capitalized $12.4 million of deferred financing fees, which were being amortized over the term of the respective credit or term loan facility up until the Amendment on August 29, 2014 as described below. Deferred financing fees are included in identifiable intangible and other assets in our consolidated balance sheets.

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

•
established a maximum consolidated net leverage ratio at 4.00 to 1.00, with a step down to 3.75 to 1.00 beginning with the fiscal quarter ended March 31, 2016, with such ratio subject to certain additional adjustments in connection with acquisitions; provided that upon the incurrence of certain indebtedness (a) the maximum consolidated net leverage ratio will increase to 5.00 to 1.00 and (b) the establishment of a maximum consolidated senior secured net leverage ratio covenant of 4.00 to 1.00, with a step down to 3.75 to 1.00 after five full fiscal quarters have elapsed from the incurrence date of such indebtedness. The Senior Unsecured Notes described below triggered the changes referenced above in (a) and (b).

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. The revolving credit facility and term loan A-1 bear interest at a current rate of LIBOR plus 1.75% per annum and the term loan A-2 at a current rate of LIBOR plus 2.00% per annum. As of December 31, 2014, we were in compliance with all debt covenants.

Senior Unsecured Notes
On September 17, 2014, we issued $500.0 million in aggregate principal amount of senior notes guaranteed by certain of our 100% owned subsidiaries. The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year, beginning on April 1, 2015. The net proceeds from the issuance and sale of the notes, after deducting underwriting discounts and commission and offering expenses, was approximately $490.7 million. We utilized the proceeds of the issuance to pay down all outstanding borrowings under our senior secured revolving commitment, with the remaining proceeds increasing our cash balances.
Alpro Credit Facility
In 2014 and 2013, Alpro maintained a revolving credit facility not to exceed €10 million ($12.1 million USD) or its currency equivalent. The facility is unsecured and is guaranteed by various Alpro subsidiaries and The WhiteWave Foods Company. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million ($12.1 million USD) or its currency equivalent letters of credit. At December 31, 2014 and 2013, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on March 31, 2015. We intend to extend this facility upon maturity.
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
As of December 31, 2014, $49.7 million of our total cash and cash equivalents of $50.2 million was in foreign locations. We currently anticipate permanently reinvesting our foreign earnings outside the U.S. See Note 10 "Income Taxes."
Capital Resources
For 2015, we expect to invest a total of approximately $325 million to $350 million in capital expenditures primarily to continue to increase manufacturing and warehousing capacity to support our growth. We also may make additional investments in our China joint venture to support start-up and commercialization of the joint venture. We expect cash interest to be approximately $51.0 million to $54.0 million based upon expected debt levels and current forward interest rates under our senior secured credit facilities, which excludes amortization of deferred financing fees of approximately $4.0 million. We also expect cash payments on our interest rate swaps to be approximately $17.6 million based on the notional amounts of the swaps and the forward LIBOR curve as of December 31, 2014. We anticipate that cash flows from operations and borrowings under our senior secured credit facilities will be sufficient to meet our capital requirements for the foreseeable future.
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
Historical Cash Flow
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2014	2013	Change
	(In millions)
Net cash flows from:
Operating activities	$284.6	$184.9	$99.7
Investing activities	(1,140.6)	(39.4)	(1,101.2)
Financing activities	813.2	(117.0)	930.2
Effect of exchange rate changes on cash and cash equivalents	(8.1)	3.2	(11.3)
Net (decrease) increase in cash and cash equivalents	$(50.9)	$31.7	$(82.6)
Operating Activities
Net cash provided by operating activities from continuing operations was $284.6 million for the year ended December 31, 2014 compared to $184.9 million for the year ended December 31, 2013. The higher level of cash provided by operating activities was primarily due to higher net income, despite significantly higher levels of depreciation and amortization. The net change in operating assets and liabilities was comparable to the prior year, driven by significantly lower growth in receivables as a result of improved timing of receivables collection, partially offset by a more significant increase in inventories in 2014. The net change in liabilities was relatively comparable between years.
Investing Activities
Net cash used in investing activities from continuing operations was $1,140.6 million for the year ended December 31, 2014 compared to net cash used in investing activities of $39.4 million for the year ended December 31, 2013. The change was primarily driven by the acquisitions of Earthbound Farm and So Delicious for $798.4 million in aggregate, and to a lesser extent, by a $160.6 million increase in capital expenditures in 2014 primarily to support growth in our manufacturing and warehousing capacity. In addition, we contributed $50.3 million into equity method investments in 2014, principally consisting of our joint venture in China. In 2013, we received $92.4 million in proceeds related to the disposition of certain fixed assets.
Financing Activities
Net cash provided by financing activities from continuing operations was $813.2 million for the year ended December 31, 2014 compared to net cash used of $117.0 million for the year ended December 31, 2013. The increase was principally driven by $615.0 million of new borrowings related to the Earthbound Farm acquisition and the issuance of $500.0 million of senior unsecured notes, partially offset by debt repayments and the payment of deferred financing costs.
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
Contractual Obligations and Other Long-Term Liabilities
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease, and other contractual obligations at December 31, 2014.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Senior secured credit facilities(1)	$995,000	$20,000	$47,812	$216,563	$710,625
Senior unsecured notes	500,000	—	—	—	500,000
Purchase obligations(2)	1,638,315	656,214	695,627	265,609	20,865
Operating leases(3)	98,117	25,962	31,539	19,292	21,324
Capital leases	21,980	1,158	2,556	2,894	15,372
Benefit payments(4)	16,735	218	71	2,694	13,752
Interest payments(5)	491,544	83,944	154,503	90,200	162,897
Total(6)	$3,761,691	$787,496	$932,108	$597,252	$1,444,835
___________________________

(1)	Includes the amended term loans A-1 and A-2.

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

(4)
Represents expected future benefit obligations of $16.7 million related to the Company sponsored pension plans in Europe. In addition to our Company-sponsored plans, we participate in one multiemployer defined benefit pension plan. The cost of this plan is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $1.8 million, $1.7 million, and $1.7 million during the years ended December 31, 2014, 2013, and 2012, respectively; however, the future cost of the multiemployer plan is dependent upon a number of factors, including the funded status of the plan, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in this plan. Because the amount of future contributions we would be contractually obligated to make pursuant to this plan cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 15 to our audited consolidated financial statements.

(5)
Includes expected cash payments of $9.9 million on our commodities hedges at December 31, 2014, $31.4 million on our interest rate swaps based on the notional amounts of the swaps and the forward LIBOR curve at December 31, 2014, and interest on our variable rate debt of $165.7 million based on the rates in effect at December 31, 2014 and interest on our $500 million fixed rate senior notes. Interest that may be due in the future on the variable rate portion of our senior secured credit facilities will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. Future interest payments on our interest rate swaps will vary based on the interest rates in effect at each respective settlement date. Excluded from the table above are expected cash receipts related to the interest rate swaps.

(6)	The table above excludes our liability for uncertain tax positions of $8.1 million because the timing of any related cash payments is unknown at this time.

Critical Accounting Estimates
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
Goodwill and Intangible Assets
Our goodwill and intangible assets result primarily from acquisitions and primarily include trademarks with indefinite lives, customer-related and supplier relationship intangible assets. Perpetual trademarks and goodwill are evaluated for impairment annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment to ensure that the carrying value is recoverable. A perpetual trademark is impaired if its book value exceeds its estimated fair value. Goodwill is evaluated for impairment if we determine that it is more likely than not the book value of its reporting unit exceeds its estimated fair value. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.
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
We believe the assumptions used in valuing our reporting units and in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. Based on the valuation performed in 2014, the fair value of each of our reporting units exceeds its related carrying value by approximately $3.7 billion or 71.4%, $194.8 million or 21.8%, and $1.1 billion or 72.8% for the Americas Foods & Beverages, Americas Fresh Foods, and Europe Foods & Beverages reporting units, respectively. Thus, we did not record an impairment. While the Americas Fresh Foods reporting unit calculation of fair value in excess of its related carrying value did not result in an impairment, it was at risk of impairment due to the low level of headroom. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.
We believe the assumptions used in valuing our indefinite-lived trade names and in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. The results of our qualitative assessments conducted in 2014 did not indicate that it was more likely than not that the fair value of any of our trade names was less than its carrying amount. Thus, we did not record an impairment. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.

Purchase Price Allocation

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and those that are amortized from goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.
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
Share-Based Compensation
Certain employees receive various forms of share-based payment awards and we recognize compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes option pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The expected term is determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility is based on the historic volatility for each of the peers. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The forfeiture assumption is based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 13 to our audited consolidated financial statements.
Property, Plant, and Equipment
We perform impairment tests on our property, plant, and equipment when circumstances indicate that their carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. In connection with asset disposal activity, we recorded an impairment charge in the amount of $20.9 million in the year ended December 31, 2013. See Note 3 to our audited consolidated financial statements. There were no impairment charges recorded in the years ending December 31, 2014 or 2012.
Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.
Income Taxes
In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We record a liability for uncertain tax positions to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations, and taxing authority procedures and rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. Our judgments and estimates concerning uncertain tax positions may change as a result of the evaluation of new information, such as the outcome of tax audits or changes to, or further interpretations of, tax laws and regulations. We apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.
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
We periodically utilize commodity forward purchase contracts and supplier pricing agreements to hedge the risk of adverse movements in commodity prices for limited time periods for certain commodities. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease or eliminate the economic benefits we derive from these strategies.
Interest Rate Fluctuations
Borrowings under the senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.75% per annum for the revolving portion and the original $250 million term loan A-1, and LIBOR plus 2.00% per annum for the $750 million term loan A-2 facility. Accordingly, we are subject to market risk with respect to changes in LIBOR.
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
As of December 31, 2014, we had $500 million of Senior Notes outstanding at a fixed rate of 5.375% and $995 million outstanding under our Senior Credit Facility at floating rates. Of the $995 million of floating rate indebtedness outstanding, $650 million is economically fixed by the novated interest rate swaps, although these swaps are not designated as hedging instruments. We have performed a sensitivity analysis assuming a hypothetical 10% movement in interest rates on the remaining $345 million of floating rate indebtedness outstanding. For the year ended December 31, 2014, the impact to net income of a 10% change in interest rates on the $345 million is estimated to be approximately $0.5 million.
Foreign Currency Fluctuations
Our international operations represented approximately 18.6% of our long-lived assets and 19.1% of our net sales in foreign countries, respectively, as of and for the year ended December 31, 2014. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk primarily consists of to the Euro, the British Pound, the Canadian dollar, and the RMB. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The WhiteWave Foods Company
Denver, Colorado

We have audited the accompanying consolidated balance sheets of The WhiteWave Foods Company and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The WhiteWave Foods Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, the financial statements include allocations of expenses and debt from Dean Foods Company. These allocations may not be reflective of the actual level of costs or debt which would have been incurred had the Company operated as a separate entity apart from Dean Foods Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 27, 2015

The WhiteWave Foods Company
Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,240	$101,105
Trade receivables, net of allowance of $2,343 and $1,345	192,692	146,864
Inventories	215,669	158,569
Deferred income taxes	30,263	26,588
Prepaid expenses and other current assets	50,323	23,095
Total current assets	539,187	456,221
Equity method investments	43,160	—
Property, plant, and equipment, net	993,207	659,683
Identifiable intangible and other assets, net	729,011	394,937
Goodwill	1,068,276	772,343
Total Assets	$3,372,841	$2,283,184
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$469,764	$357,106
Current portion of debt and capital lease obligations	21,158	15,000
Income taxes payable	496	14,294
Total current liabilities	491,418	386,400
Long-term debt and capital lease obligations	1,495,822	647,650
Deferred income taxes	267,010	237,765
Other long-term liabilities	42,104	49,930
Total liabilities	2,296,354	1,321,745
Commitments and Contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value; 1,700,000,000 shares authorized, 174,388,132 issued and outstanding at December 31, 2014; 173,452,896 issued and outstanding at December 31, 2013	1,744	1,735
Class B common stock, $0.01 par value; 175,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Additional paid-in capital	878,549	851,017
Retained earnings	257,312	117,127
Accumulated other comprehensive loss	(61,118)	(8,440)
Total shareholders’ equity	1,076,487	961,439
Total Liabilities and Shareholders’ Equity	$3,372,841	$2,283,184
See notes to consolidated financial statements.

The WhiteWave Foods Company
Consolidated Statements of Income

	Year ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Net sales	$3,436,605	$2,503,487	$2,175,374
Net sales to related parties	—	37,063	109,513
Transitional sales fees	—	1,513	4,551
Total net sales	3,436,605	2,542,063	2,289,438
Cost of sales	2,283,441	1,634,646	1,485,494
Gross profit	1,153,164	907,417	803,944
Related party license income	—	—	36,034
Operating expenses:
Selling, distribution and marketing	621,866	528,233	492,130
General and administrative	265,678	197,526	167,595
Asset disposal and exit costs	(1,066)	24,226	—
Total operating expenses	886,478	749,985	659,725
Operating income	266,686	157,432	180,253
Other expense (income):
Interest expense	36,972	18,027	9,924
Other expense (income), net	5,266	(3,829)	957
Total other expense	42,238	14,198	10,881
Income from continuing operations before income taxes	224,448	143,234	169,372
Income tax expense	78,279	44,193	56,858
Loss in equity method investments	5,984	—	—
Income from continuing operations	140,185	99,041	112,514
Gain on sale of discontinued operations, net of tax	—	—	403
Income from discontinued operations, net of tax	—	—	2,056
Net income	140,185	99,041	114,973
Net (income) attributable to non-controlling interest	—	—	(1,279)
Net income attributable to The WhiteWave Foods Company	$140,185	$99,041	$113,694
Weighted average common shares:
Basic	174,013,700	173,120,689	153,770,492
Diluted	177,949,916	174,581,468	153,770,497
Basic earnings per common share:
Income from continuing operations	$0.81	$0.57	$0.73
Net discontinued operations	—	—	0.01
Net income attributable to The WhiteWave Foods Company	$0.81	$0.57	$0.74
Diluted earnings per common share:
Income from continuing operations	$0.79	$0.57	$0.73
Net discontinued operations	—	—	0.01
Net income attributable to The WhiteWave Foods Company	$0.79	$0.57	$0.74
See notes to consolidated financial statements.

The WhiteWave Foods Company
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$140,185	$99,041	$114,973
Other comprehensive income (loss), net of tax
Change in defined benefit pension plan, net of tax of $640, ($480) and $506	(1,257)	1,025	(999)
Foreign currency translation adjustment	(51,990)	17,724	10,199
Change in fair value of derivative instruments, net of tax of ($234), ($316) and $286	569	499	(553)
Other comprehensive income (loss), net of tax	(52,678)	19,248	8,647
Comprehensive income	87,507	118,289	123,620
Comprehensive (income) loss attributable to non-controlling interest	—	—	(1,279)
Comprehensive income attributable to The WhiteWave Foods Company	$87,507	$118,289	$122,341
See notes to consolidated financial statements.

The WhiteWave Foods Company
Consolidated Statements of Shareholders’ Equity

	Common Stock - Class A		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Dean Foods’ Net Investment	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	(In thousands, except share data)
Balance at January 1, 2012	—	$—	—	$—	$—	$—	$1,172,254	$(36,335)	$4,767	$1,140,686
Net income attributable to The WhiteWave Foods Company - January 1, 2012 through October 31, 2012	—	—	—	—	—	—	95,608	—	—	95,608
Net income attributable to The WhiteWave Foods Company - November 1, 2012 through December 31, 2012	—	—	—	—	—	18,086	—	—	—	18,086
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	—	1,279	1,279
Change in Dean Foods’ net investment	—	—	—	—	—	—	(850,373)	—	—	(850,373)
Share-based compensation funded by Dean Foods	—	—	—	—	—	—	7,473	—	—	7,473
Issuance of common stock in connection with the initial public offering, net of offering costs	23,000,000	230	—	—	367,310	—	—	—	—	367,540
Conversion of Dean Foods’ net investment into common stock	—	—	150,000,000	1,500	423,462	—	(424,962)	—	—	—
Share-based compensation post-initial public offering	—	—	—	—	2,056	—	—	—	—	2,056
Capital contribution from non-controlling interest	—	—	—	—	—	—	—	—	1,932	1,932
Distribution to non-controlling interest due to wind-down of joint venture	—	—	—	—	—	—	—	—	(7,978)	(7,978)
Other comprehensive income	—	—	—	—	—	—	—	8,647	—	8,647
Balance at December 31, 2012	23,000,000	$230	150,000,000	$1,500	$792,828	$18,086	$—	$(27,688)	$—	$784,956
Net income	—	—	—	—	—	99,041	—	—	—	99,041
Tax shortfall from share-based compensation	—	—	—	—	(463)	—	—	—	—	(463)
Issuance of common stock, net of tax impact of share-based compensation	453,586	5	—	—	258	—	—	—	—	263
Share-based compensation	—	—	—	—	18,931	—	—	—	—	18,931
Contributions to equity	—	—	—	—	39,463	—	—	—	—	39,463
Conversion of Class B common stock common stock held by Dean Foods into Class A common stock (Note 1)	82,086,000	821	(82,086,000)	(821)	—	—	—	—	—	—
Cancellation of shares	—	—	(690)	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock (Note 1)	67,913,310	679	(67,913,310)	(679)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	19,248	—	19,248
Balance at December 31, 2013	173,452,896	$1,735	—	$—	$851,017	$117,127	$—	$(8,440)	$—	$961,439
Net income	—	—	—	—	—	140,185	—	—	—	140,185
Share-based compensation	—	—	—	—	26,648	—	—	—	—	26,648
Excess tax benefit from share-based compensation	—	—	—	—	4,282	—	—	—	—	4,282
Shares issued in connection with share-based compensation	935,236	9	—	—	3,092	—	—	—	—	3,101
Minimum tax withholdings related to net share settlements of restricted stock units (Note 13)	—	—	—	—	(7,446)	—	—	—	—	(7,446)
Conversion of phantom shares into restricted stock units (Note 13)	—	—	—	—	956	—	—	—	—	956
Other comprehensive loss	—	—	—	—	—	—	—	(52,678)	—	(52,678)
Balance at December 31, 2014	174,388,132	$1,744	—	$—	$878,549	$257,312	$—	$(61,118)	$—	$1,076,487
See notes to consolidated financial statements.

The WhiteWave Foods Company
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,185	$99,041	$114,973
(Income) from discontinued operations	—	—	(2,056)
Gain on sale of discontinued operations, net	—	—	(403)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,567	81,905	74,354
Share-based compensation expense	26,648	18,931	9,529
Amortization of debt issuance costs	3,173	2,414	1,030
Loss on disposals and other, net	2,914	20,018	8,617
Deferred income taxes	6,184	(45)	(822)
Mark-to-market on derivative instruments	15,159	(3,410)	1,151
Loss in equity method investments	5,984	—	—
Other	(1,282)	(1,933)	3,131
Net change in operating assets and liabilities, net of acquisition/divestitures	(24,919)	(31,980)	29,588
Trade receivables, net	(4,310)	(46,192)	(2,419)
Related party receivables	—	17,912	(6,827)
Inventories	(17,866)	(7,964)	(18,509)
Prepaid expenses and other assets	(4,037)	(2,951)	1,017
Accounts payable, accrued expenses, and other long-term liabilities	29,783	8,695	46,039
Income taxes payable	(28,489)	(1,480)	10,287
Net cash provided by operating activities — continuing operations	284,613	184,941	239,092
Net cash used in operating activities — discontinued operations	—	—	(2,571)
Net cash provided by operating activities	284,613	184,941	236,521
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	(50,285)	—	—
Payments for acquisitions, net of cash acquired of $7,190	(798,446)	—	—
Payments for property, plant, and equipment	(292,357)	(131,769)	(102,931)
Proceeds from recoveries	—	—	3,356
Proceeds from sale of fixed assets	464	92,352	1,490
Net cash used in investing activities — continuing operations	(1,140,624)	(39,417)	(98,085)
Net cash provided by investing activities — discontinued operations	—	—	5,900
Net cash used in investing activities	(1,140,624)	(39,417)	(92,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	—	367,540
Proceeds from the issuance of Term A-1 and Term A-2 facilities	—	—	500,000
Repayment of intercompany notes to Dean Foods	—	—	(1,155,000)
Distributions to Dean Foods, net	—	(871)	(130,844)
Proceeds from the issuance of debt	1,025,000	—	—
Repayment of debt	(15,000)	(15,000)	—
Payments of capital lease obligations	(1,044)	—	—
Proceeds from revolver line of credit	625,400	624,150	519,200
Payments on revolver line of credit	(803,050)	(727,050)	(238,650)
Proceeds from receivables-backed facility	—	—	150,735
Payments on receivables-backed facility	—	—	(166,650)
Proceeds from exercise of stock options	3,092	1,298	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,446)	—	—
Excess tax benefit from share-based compensation	4,466	515	—
Payment of deferred financing costs	(18,200)	(16)	(12,403)
Capital distribution to non-controlling interest	—	—	(6,046)
Net cash provided by (used in) financing activities — continuing operations	813,218	(116,974)	(172,118)
Net cash used in financing activities — discontinued operations	—	—	(269)
Net cash provided by (used in) financing activities	813,218	(116,974)	(172,387)
Effect of exchange rate changes on cash and cash equivalents	(8,072)	3,182	437
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,865)	31,732	(27,614)
Cash and cash equivalents, beginning of period	101,105	69,373	96,987
Cash and cash equivalents, end of period	$50,240	$101,105	$69,373
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and financing charges, net of capitalized interest	$25,864	$16,556	$15,217
Cash paid for taxes	94,089	47,063	45,302
Non-cash activity — Note received as consideration in sale of inventory	—	6,422	—
Non-cash activity — Unpaid purchases of plant and equipment	33,500	23,710	—
Non-cash activity — Conversion of phantom shares to restricted stock units	956	—	—
Non-cash activity — Distribution to Dean Foods	—	27,773	—
Non-cash activity — Contribution from Dean Foods	—	10,797	—
Non-cash activity — Settlement of allocated portion of Dean Foods’ debt	—	—	440,255
Non-cash activity — Contribution by Dean Foods in exchange for Class B common stock	—	—	424,962
Non-cash activity — Novation of Dean Foods’ interest rate swap liabilities	—	—	68,858
Non-cash activity — Issuance of intercompany notes to Dean Foods	—	—	1,155,000
See notes to consolidated financial statements.

The WhiteWave Foods Company
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013, and 2012
Unless otherwise indicated, references in this report to “we”, “us”, “our”, “WhiteWave”, or the “Company” refer to The WhiteWave Foods Company’s operations, taken as a whole.
1. Business and Basis of Presentation
Business
We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, salads, fruits and vegetables, coffee creamers and beverages, and premium dairy products throughout North America and Europe. Our brands distributed in North America include Silk and So Delicious plant-based foods and beverages, Earthbound Farm salads, fruits and vegetables, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products and branded macaroni and cheese and snack foods, while our European brands of plant-based foods and beverages include Alpro and Provamel.
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
Basis of Presentation
The contribution of WWF Opco to WhiteWave was treated as a reorganization of entities under common control under Dean Foods. As a result, we retrospectively presented the consolidated financial position and results of operations of WhiteWave and WWF Opco for 2012.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included.
For periods prior to the completion of our initial public offering on October 31, 2012, our consolidated financial statements have been prepared on a stand-alone basis and derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Our consolidated and segment results of 2012 are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company during that period.
Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as related stock-based compensation expense. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering (which includes $17.5 million of transaction costs related to our initial public offering). Upon completion of our initial public offering, we assumed responsibility for the cost of these functions. In 2012, Dean Foods charged us $5.4 million and we charged Dean Foods $2.6 million in transitional costs. In 2013, Dean Foods charged us $19.0 million and we charged Dean Foods $3.0 million in transitional costs. In 2014, Dean Foods charged us $2.2 million and we charged Dean Foods $0.7 million in transitional costs. As of December 31, 2014, transitional services were no longer being provided by Dean Foods.
The allocations for 2012 may not reflect the expense we would have incurred as a stand-alone public company for that period. Actual costs that may have been incurred if we had been a stand-alone public company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in certain areas.

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
We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of historical allocation for debt, interest expense, and debt issuance costs was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See Note 11 “Debt and Capital Lease Obligations.”
Certain reclassifications of previously reported amounts have been made to conform to the current year presentation in the audited consolidated statements of shareholders' equity, audited consolidated statements of cash flows, Note 9 "Accounts Payable and Accrued Expenses," Note 13 “Share-Based Compensation," Note 17 “Segment, Geographic, and Customer Information” and Note 20 "Supplemental Guarantor Financial Information." These reclassifications did not impact previously reported amounts on the Company’s audited consolidated balance sheets, statements of operations and statements of cash flows.
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
Common Stock Class Conversion
On September 24, 2013, the Company’s stockholders approved the conversion of all of the 67,913,310 outstanding shares of the Company’s Class B common stock into shares of the Company’s Class A common stock on a one-for-one basis.
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
Effective May 15, 2014, the Company amended its charter to change the classification of its Class A common stock to common stock. As a result, the Company has one class of capital stock outstanding called "common stock."
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
Cash and Cash Equivalents
As of December 31, 2014 and 2013, cash is comprised of cash held in bank accounts. We consider temporary investments with an original maturity of three months or less to be cash equivalents.
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
A quantitative assessment of goodwill was performed in 2014 and a qualitative assessment of goodwill was performed in 2013 and 2012. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each of our reporting units. Based on the results of our assessment, we determined that it was not more likely than not that any of our reporting units had a carrying value in excess of its fair value. Accordingly, no further goodwill impairment testing was completed. We did not recognize any impairment charges related to goodwill during 2014, 2013, or 2012.
A qualitative assessment of indefinite-lived intangibles was performed during 2014 and 2013. In 2012, a quantitative assessment of indefinite-lived intangibles was performed. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each trade name. Based on the results of our assessment, we determined that it was not more likely than not that any of our trade names had a carrying value in excess of its fair value. Accordingly, no further indefinite-lived intangibles impairment testing was completed. We did not recognize any impairment charges related to indefinite-lived intangibles during 2014, 2013, or 2012.
Long-lived assets, including property, plant, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any goodwill impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment in 2014 or 2013, apart from our asset exit and disposal activities recorded in 2013. See Note 3 “Acquisitions, Divestitures and Joint Venture.”
Equity Method Investments
Consolidated net income includes the Company's proportionate share of the net income or loss of the companies in which we have invested. The carry values of our equity method investments are increased or decreased by our proportionate share of the net income or loss and other comprehensive income (loss) ("OCI") of these companies.
Employee Benefit Plans
Prior to the Distribution, we participated in Dean Foods’ consolidated defined contribution plan and contributed to a multiemployer pension plan on behalf of some of our employees. Effective upon the Distribution, the Company implemented its own substantially similar employee benefit plans and our employees are no longer eligible to participate in Dean Foods’ plans. We also have three separate, stand-alone defined benefit pension plans as a result of the acquisition of Alpro on July 2, 2009, and we contribute to one multiemployer pension plan on behalf of certain of our North America employees.
We recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability on our consolidated balance sheets and recognize changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured as of December 31 of each year. See Note 15 “Employee Retirement Plans.”
Derivative Financial Instruments
We use derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates and raw materials purchasing. Our derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s mark to fair value is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings when the hedged item is settled. The ineffective portion of the mark to fair value associated with all hedges is reported in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of income, derivative activities are classified based on the nature of the items being hedged.
Share-Based Compensation

On August 7, 2012, the Dean Foods Compensation Committee, the Dean Foods board of directors, and our board of directors approved the terms of our 2012 Stock Incentive Plan (the “2012 SIP”). 20 million shares of our common stock were reserved for issuance under the 2012 SIP upon the exercise of future stock options, restricted stock units, or restricted stock that will be issued under our employee benefit plans. The purpose of the plan is to attract and retain non-employee directors, executive personnel, other key employees and consultants, motivate them by means of performance related incentives, and enable them to participate in our growth and financial success. Eligibility to participate in the 2012 SIP is limited to our employees (including officers and directors who are employees), non-employee directors, and consultants, and employees, non-employee directors, and consultants of our subsidiaries.
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
Pursuant to the SIP and in connection with our initial public offering, the Company granted equity to certain of our executive officers and employees (the “IPO Grants”). Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. Given that the Company’s employees directly benefit from participation in these plans, the expense incurred by Dean Foods for stock and options granted specifically to our employees has been reflected in the Company’s consolidated statements of income for years ended December 31, 2013 and 2012. These amounts were based on the awards and terms previously granted to our employees, but may not reflect the equity awards or results that we would have experienced as a stand-alone public company. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering.
On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our non-employee directors and employees were converted into equity-based awards with respect to our Class A common stock. See Note 13 “Share-Based Compensation" for further discussion.
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
We generally provide credit terms to customers of net 10 days, from invoice date in the U.S. In Europe, however, terms vary by country. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2014, 2013, and 2012 was immaterial. Estimated product returns historically have not been material.
Related Party Sales and Transitional Sales Fees
Sales to wholly-owned subsidiaries of Dean Foods of raw materials and the finished products that we manufacture have been reflected as related party sales in our consolidated statements of income through the Distribution date.
In connection with our initial public offering, we entered into an agreement with Morningstar Foods, LLC (“Morningstar”), pursuant to which it transferred back to us responsibility for its sales and associated costs of certain WhiteWave products. Morningstar remitted to us the cash representing the net profit collected from these product sales until such time as the sales were transitioned to us. The net effect of the agreement is reflected as transitional sales fees in our consolidated statements of income. We also entered into an agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products. During this transition, we provided certain services to Morningstar which included, but were not limited to, taking and filling orders, collecting receivables and shipping products to customers. We remitted to Morningstar the net profit associated with these product sales until the sales transitioned to Morningstar. See Note 4 “Transactions with Morningstar Foods, LLC.”

Cost of Goods Sold
Cost of goods sold represents the costs directly related to the manufacturing, farming and distribution of the Company’s products and primarily includes raw materials, packaging, co-packer fees, shipping and handling, warehousing, package design, depreciation, amortization, royalties, direct and indirect labor and operating costs for the Company’s manufacturing, farming and distribution.
Advertising Expense
We market our products through advertising and other promotional activities, including media and agency. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented to the public. Advertising expense totaled $194.4 million, $169.5 million, and $172.6 million in 2014, 2013, and 2012, respectively, and is included in selling, distribution and marketing in our consolidated statements of income. Prepaid advertising was $1.7 million and $0.3 million as of December 31, 2014 and 2013, respectively.
Shipping and Handling Fees
Our shipping and handling costs are included in both cost of sales and selling, distribution and marketing expense, depending on the nature of such costs. In cost of sales, we include inventory warehouse costs and product loading and handling costs at Company-owned facilities. Costs associated with shipping products to customers through third-party carriers and third-party inventory warehouse costs are included in selling, distribution and marketing expense and totaled $279.6 million, $247.5 million, and $214.1 million in 2014, 2013, and 2012, respectively.
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
At December 31, 2014 and 2013, we recorded accrued liabilities related to these retained risks in the amounts of $7.3 million and $3.0 million, respectively, including both current and long-term liabilities.
Research and Development
Our research and development activities primarily consist of generating and testing new product concepts, new flavors, and packaging and are primarily internal. We expense research and development costs as incurred and they primarily relate to compensation, facility costs and purchased research and development services, materials and supplies. Our total research and development expense was $15.6 million, $13.4 million, and $12.3 million for 2014, 2013, and 2012, respectively. Research and development costs are included in general and administrative expenses in our consolidated statements of income.
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
Income Taxes
We account for deferred income taxes based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. We also recognize deferred tax assets for operating loss and other tax carryforwards. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized.

We record a liability for uncertain tax positions to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. We apply a more likely than not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Future changes in judgment related to the expected ultimate resolution of uncertain tax positions will affect earnings in the quarter of such change. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We recognize interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expense in our consolidated statements of income.
For periods prior to the Distribution, our income tax provision was prepared on a separate return basis as if the Company was a stand-alone entity. Prior to the Distribution, the Company was included in the Dean Foods’ U.S. consolidated federal income tax return and also filed some state income tax returns on a combined basis with Dean Foods. For periods subsequent to the Distribution, the Company is filing its own U.S. federal and state income tax returns. In addition, as a result of being included in the Dean Foods’ U.S. consolidated federal income tax return and Dean Foods’ payment of domestic taxes, federal and state current income taxes payable for periods prior to the completion of our initial public offering on October 31, 2012, are included in Dean Foods’ net investment in the Company’s consolidated statements of shareholders’ equity. Foreign income tax liabilities are paid by the Company and therefore are included in income taxes payable in the consolidated balance sheets. As part of the tax matters agreement with Dean Foods, the Company has agreed to reimburse Dean Foods and Dean Foods has agreed to reimburse the Company, as applicable, for any pre-Distribution tax liabilities that may be redetermined by a taxing authority in the future to the extent the redetermination relates to the other company's business.
Recent Accounting Pronouncements
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, to eliminate from GAAP the concept of extraordinary items. This guidance applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption will not have an impact to the Company’s consolidated financial statements.
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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for reporting discontinued operations and modify related disclosure requirements. The new guidance is effective on a prospective basis for the Company beginning with its Consolidated Financial Statements for the year ending December 31, 2015. We will evaluate the effects, if any, adoption of this guidance will have on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. ASU 2013-11 is effective for the Company in the period beginning January 1, 2014. We adopted this standard as of January 1, 2014 and its adoption had no impact on our consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-5, Foreign Currency Matters (Topic 830), clarifying the applicable guidance for the release of the cumulative translation adjustment. ASU 2013-5 is effective for the Company in the period beginning January 1, 2014. We adopted this standard as of January 1, 2014 and its adoption did not have a material effect on our consolidated financial statements.

3. Acquisitions, Divestitures and Joint Venture
Acquisitions
Earthbound Farm
On January 2, 2014, the Company acquired Earthbound Farm, one of the largest organic produce brands in North America, from the existing shareholders in accordance with an Agreement and Plan of Merger dated December 8, 2013. The acquisition adds to our focus on high-growth product categories that are aligned with emerging customer trends. The total consideration for the acquisition was approximately $608.7 million in cash. The acquisition was funded by approximately $615 million in borrowings under our senior secured credit facilities. See Note 11 “Debt and Capital Lease Obligations.”
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $255.6 million. Intangible assets subject to amortization of $104.9 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. We have completed the purchase price allocation related to the Earthbound acquisition, however, certain negotiations regarding the purchase price are ongoing. Any future adjustments to the final purchase price will be recorded in earnings.
Earthbound Farm’s results of operations have been included in our statements of income and the results of operations of our Americas Fresh Foods segment from the date of acquisition. See Note 17 "Segment, Geographic, and Customer Information."
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

January 2, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$5,638
Inventories	22,299
Other current assets	54,260
Property, plant and equipment	147,390
Trademarks	150,700
Intangible assets with finite lives	104,900
Liabilities assumed:
Accounts payable and other accruals	58,328
Deferred taxes	26,857
Obligations under capital leases	22,646
Total identifiable net assets	377,356
Goodwill	231,309
Total purchase price	$608,665
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Earthbound Farm assets into our operations. Goodwill was recorded in the Americas Fresh Foods segment. The amount of goodwill expected to be tax deductible is approximately $88.4 million.
For the year ended December 31, 2014, the acquisition of Earthbound Farm increased our net sales by $575.3 million and our operating income by $47.7 million. In connection with the acquisition of Earthbound Farm, we incurred $6.8 million and $3.3 million in expenses for the years ended December 31, 2014 and 2013, respectively, related to due diligence, investment advisors and regulatory matters. These acquisition costs and other non-recurring charges are included in the earliest period presented in the below table. These costs are included in general and administrative expense in our consolidated statements of income in the periods in which they were incurred. These expenses have not been allocated to our segments and are reflected entirely within corporate and other.

The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired Earthbound Farm on January 1, 2012:

	Year ended December 31,
	2014	2013	2012
	(In thousands, except share data)
Net sales	$3,436,605	$3,075,737	$2,767,749
Operating income	273,844	201,602	180,890
Diluted earnings per common share	$0.83	$0.72	$0.71
The historical financial information has been adjusted to give effect to the pro forma adjustments. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition on January 1, 2012. The diluted earnings per share in 2014, 2013 and 2012 reflects pro forma tax adjustments that do not include income tax expense on historical Earthbound Farm income from continuing operations because Earthbound Farm was classified as a partnership for income tax purposes. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined company nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition. The pro forma consolidated results reflect purchase accounting adjustments primarily related to cost of goods sold, depreciation and amortization expense, interest expense and tax expense.
So Delicious Dairy Free
On October 31, 2014, the Company completed its acquisition of the company that owns So Delicious® Dairy Free ("So Delicious") from its existing shareholders for total consideration of approximately $197.0 million in cash. So Delicious manufactures, markets and distributes plant-based beverages, creamers, cultured products and frozen desserts and is based in Springfield, Oregon. So Delicious’ results of operations have been included in our statements of income and the results of operations of our Americas Foods & Beverages segment from the date of acquisition.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $82.1 million. Intangible assets subject to amortization of $28.9 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. Certain estimated values for the So Delicious acquisition are not yet finalized pending the final settlement of the purchase price and purchase price allocations and are subject to change as additional information is obtained. We expect to finalize the allocation of the purchase price in 2015.
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the purchase price.

October 31, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$1,552
Inventories	22,145
Other current assets	9,727
Property, plant and equipment	8,613
Trademarks	53,216
Intangible assets with finite lives	28,865
Liabilities assumed:
Accounts payable and other accruals	11,683
Obligations under capital leases	321
Total identifiable net assets	112,114
Goodwill	84,857
Total purchase price	$196,971
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the So Delicious assets into our operations. Goodwill was recorded in the Americas Foods & Beverages segment. All of the goodwill is tax deductible.
For the year ended December 31, 2014, the acquisition of So Delicious increased our net sales by $22.7 million and our operating income by $2.5 million. In connection with the acquisition of So Delicious, we incurred $5.3 million in expenses for the year ended December 31, 2014, respectively, related to due diligence, investment advisors and regulatory matters. These costs are included in general and administrative expense in our consolidated statements of income in the periods in which they were incurred. These expenses have not been allocated to our segments and are reflected entirely within corporate and other.
Divestitures
SoFine
On March 31, 2014, we completed the sale of SoFine Foods BV (“SoFine”), a wholly-owned subsidiary that operated a soy-based meat-alternatives business in the Netherlands. Management’s intention to pursue a sale was based on the strategic decision to exit this non-core business of the Europe Foods & Beverages segment. In the fourth quarter of 2013, a write-down of $9.8 million was recorded and included in operating expenses in our financial statements. SoFine’s assets and liabilities were included in the Europe Foods & Beverages segment and the fair value was determined based on the estimated selling price, less cost to sell.
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
In addition to the impairment charge, we recorded a charge of $3.3 million related to lease liabilities, severance and related costs in connection with the Idaho dairy farm sale. Liabilities recorded and the changes therein for the year ended December 31, 2014 were as follows:

	Accrued charges at December 31, 2013	Costs paid or otherwise settled	Reversal of prior expense	Accrued charges at December 31, 2014

	(In thousands)
Lease liability	$2,674	$(2,192)	$(482)	$—
Severance and related costs	632	(598)	(34)	—
Total	$3,306	$(2,790)	$(516)	$—
Joint Venture
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-based beverage products and other nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings, Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility in China, where the joint venture manufactures its products. Mengniu was the majority owner of Yashili. The purchase price for Zhengzhou was approximately $80.9 million (RMB 504 million), including $60.3 million (RMB 376.7 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations. Each joint venture party’s share of the purchase price for Zhengzhou was consistent with its ownership interest in the venture.
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. During the year ended December 31, 2014, we contributed $47.3 million of cash to the joint venture.
In connection with the formation of the joint venture, we incurred $0.3 million and $5.0 million in expenses for the years ended December 31, 2014 and 2013, respectively, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. In 2014, we incurred $5.7 million of corporate expenses related to management of our joint venture investment. The expenses have been recorded in general and administrative expenses in our consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. For the year ended December 31, 2014, we recorded a loss in investment in equity method investments of $6.0 million.
4. Transactions with Morningstar Foods, LLC (“Morningstar”)
On January 3, 2013 Dean Foods sold its wholly-owned subsidiary Morningstar to an unaffiliated third party, and therefore was no longer considered a related party. In connection with this sale, we modified certain of the commercial agreements between us and Morningstar. These modifications, with the exception of the Morningstar Asset Purchase Agreement, are primarily timing modifications and did not have a material impact on our results of operations.
Morningstar Asset Purchase Agreement
In connection with Dean Foods’ sale of Morningstar, we terminated an option to purchase plant capacity and property at a Morningstar facility, sell to Morningstar certain manufacturing equipment used to produce certain WhiteWave products, and execute certain other transactions. The agreement was executed on December 2, 2012, but became effective on January 3, 2013, immediately prior to the completion of Dean Foods’ sale of Morningstar, and we received proceeds of $60 million as consideration. This transaction was accounted for as a contribution to equity and a purchase by Dean Foods. The proceeds were used to repay a portion of the outstanding balance under the senior secured credit facilities.
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
5. Discontinued Operations
Hero Joint Venture’s Discontinued Operations
In the second quarter of 2011, we began evaluating strategic alternatives related to our joint venture with Hero. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the value of the joint venture's long-lived assets to fair value less costs to sell as of September 30, 2011.
At the end of 2012, the Hero joint venture wind down was completed. Our Hero operations have been classified as discontinued operations in our consolidated financial statements for the year ended December 31, 2012. The following is a summary of the operating results of our discontinued operations:

Year ended December 31,
2012
(In thousands)
Operations:
Net sales	$—
Income before income taxes	2,559
Income tax (expense)	(503)
Net income	2,056
Net income attributable to non-controlling interest	1,279
During 2012, Hero made cash contributions to the joint venture of $1.9 million. As part of the joint venture wind down in 2012, we made distributions of $8.0 million to Hero.
Other Discontinued Operations
During 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk, and related dairy products primarily in the United Kingdom. In 2012, we recorded tax expense of $0.2 million related to the gain on sale of Rachel’s. This has been recorded in gain on sale of discontinued operations, net of tax, in our consolidated statements of income.
In relation to other prior discontinued operations, we recorded a tax benefit in 2012 of $0.6 million due to the release of a liability for an uncertain tax position. This has been recorded in gain on sale of discontinued operations in our consolidated statements of operations.
6. Inventories
Inventories consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Raw materials and supplies	$101,418	$67,956
Finished goods	114,251	90,613
Total	$215,669	$158,569
7. Property, Plant, and Equipment

     Property, plant, and equipment consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Land	$51,408	$38,968
Buildings	408,617	295,057
Machinery and equipment	909,457	696,513
Leasehold improvements	15,058	10,136
Construction in progress	122,919	59,584
	1,507,459	1,100,258
Less accumulated depreciation	(514,252)	(440,575)
Total	$993,207	$659,683
Depreciation expense was $99.8 million, $79.0 million, and $71.8 million in 2014, 2013, and 2012, respectively.
For 2014, 2013, and 2012, we capitalized $1.5 million, $0.8 million and $0.5 million, respectively, in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.
8. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Americas Foods & Beverages	Americas Fresh Foods	Europe Foods & Beverages	Total
	(In thousands)
Balance at January 1, 2013	$600,316	$—	$165,270	$765,586
Foreign currency translation	—	—	6,757	6,757
Balance at December 31, 2013	600,316	—	172,027	772,343
Acquisition	84,857	231,309	—	316,166
Foreign currency translation	—	—	(20,233)	(20,233)
Balance at December 31, 2014	$685,173	$231,309	$151,794	$1,068,276
There were no impairment charges related to goodwill during 2014 or 2013 or since inception of the Company.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014			2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$547,072	$—	$547,072	$354,527	$—	$354,527
Intangible assets with finite lives:
Customer-related and other	158,302	(26,677)	131,625	39,221	(17,826)	21,395
Supplier relationships	12,000	(960)	11,040	—	—	—
Non-compete agreements	600	(200)	400	—	—	—
Trademarks	968	(964)	4	968	(963)	5
Total	$718,942	$(28,801)	$690,141	$394,716	$(18,789)	$375,927
_____________________

(1) The change in the carrying amount of intangible assets with indefinite lives is the result of foreign currency translation adjustments as well as acquisitions.
Amortization expense on finite-lived intangible assets for the years ended December 31, 2014, 2013, and 2012 was $10.7 million, $2.9 million, and $2.5 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

2015	$12,050
2016	11,731
2017	11,521
2018	11,491
2019	10,354
9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Accounts payable	$297,140	$238,525
Payroll and benefits	77,726	60,276
Derivative liability (Note 12)	27,448	18,889
Other accrued liabilities	67,450	39,416
Total	$469,764	$357,106
10. Income Taxes
Income from continuing operations before income taxes is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$174,594	$124,441	$149,417
Foreign	49,854	18,793	19,955
Income from continuing operations before income taxes	$224,448	$143,234	$169,372
Income tax expense consists of the following components:

	Year Ended December 31,
	2014	2013	2012(1)
	(In thousands)
Current income taxes:
Federal	$53,843	$34,219	$45,121
State	9,750	7,937	8,581
Foreign	8,502	2,082	2,394
Total current income tax expense	72,095	44,238	56,096
Deferred income taxes:
Federal	3,629	2,072	3,454
State	10	(1,990)	(636)
Foreign	2,545	(127)	(2,056)
Total deferred income tax expense (benefit)	6,184	(45)	762
Total income tax expense	$78,279	$44,193	$56,858
___________________________

(1)	Excludes $0.1 million in income tax expense related to discontinued operations.
In 2013, the Company completed a number of transactions with Dean Foods under the tax matters agreement and in connection with the spin-off, including the transfer of deferred tax assets and liabilities prior to or at spin date. As a result of these transactions, $13.3 million of net distributions are reflected in contributions to equity in the consolidated statements of shareholders’ equity. In addition, $3.5 million of our income tax payable is reflected as a reduction to contributions to equity in the consolidated statements of shareholders’ equity as a result of being included in the Dean Foods’ U.S. consolidated federal income tax return, Dean Foods’ payment of domestic taxes through the IPO date, and the settlement of our 2012 tax sharing true-up payments with Dean Foods.
A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax expense at statutory rate of 35%	35.0%	35.0%	35.0%
Foreign taxes versus U.S. statutory rate	(3.1)%	(5.3)%	(3.5)%
State income taxes	2.7%	3.5%	4.0%
U.S. manufacturing deduction	(2.1)%	(2.4)%	(2.1)%
Uncertain tax positions	1.7%	(0.1)%	(0.8)%
Non deductible transaction costs	0.5%	0.0%	2.7%
Deferred tax rate adjustments	(0.4)%	(1.8)%	(1.1)%
SoFine write-down	0.0%	2.4%	0.0%
Other	0.6%	(0.4)%	(0.6)%
Effective tax rate	34.9%	30.9%	33.6%
In the table above, the amounts for uncertain tax positions and deferred tax rate adjustments include amounts related to state and foreign income taxes.
The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31,
	2014(1)	2013(2)
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$218	$2,695
Share-based compensation	23,415	21,630
Derivative instruments	14,979	16,616
Accrued liabilities	12,790	10,188
Inventories	3,291	4,390
Receivables	4,146	3,375
Other	4,293	1,617
Valuation allowances	(65)	(126)
Total deferred income tax assets	63,067	60,385
Deferred income tax liabilities:
Intangible assets	(163,548)	(163,286)
Property, plant and equipment	(102,605)	(108,276)
Partnership basis difference	(33,661)	—
Total deferred income tax liabilities	(299,814)	(271,562)
Net deferred income tax liability	$(236,747)	$(211,177)
___________________________

(1)	Includes $2.0 million of deferred tax assets related to uncertain tax positions.

(2)	Includes $0.8 million of deferred tax assets related to uncertain tax positions.
At December 31, 2014, we had $4.8 million of post-apportioned state net operating loss carryforwards, which begin to expire in 2018, and some of which were generated by certain subsidiaries prior to their acquisition. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. A valuation allowance of $0.1 million has been recorded against the state net operating loss carryforwards at December 31, 2014 because we do not believe it is more likely than not that all of the deferred tax assets related to the state net operating loss carryforwards will be realized prior to expiration.
Our foreign subsidiaries are required to file local jurisdiction income tax returns with respect to their operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2014, no provision had been made for U.S. federal or state income tax on approximately $146.2 million of accumulated foreign earnings as they are considered to be permanently reinvested outside the U.S. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.
The following is a reconciliation of the beginning and ending gross unrecognized tax benefits, recorded in our consolidated balance sheets:

	2014	2013	2012
	(In thousands)
Balance at January 1	$3,875	$10,433	$12,573
Increases in tax positions for current year	2,524	1,756	20
Increases in tax positions for prior years	2,332	1,562	459
Decreases in tax positions for prior years	—	(2,565)	(608)
Settlement of tax matters	(640)	(5,992)	(834)
Lapse of applicable statutes of limitations	(556)	(1,319)	(1,177)
Balance at December 31	$7,535	$3,875	$10,433
The additions to unrecognized tax benefits are attributable to U.S. federal and state and foreign tax matters. The settlement of tax matters in 2013 is primarily from the closing of taxing authority examinations related to the Alpro acquisition in 2009, which was substantially offset by the use of adjustments associated with transfer pricing assets.

Of the balance of unrecognized tax benefits at December 31, 2014, the entire amount would impact our effective tax rate when released. Any changes to our liability for unrecognized tax benefits in the next 12 months is not expected to have a material effect on our financial condition, results of operations or liquidity.
Income tax expense for 2014, 2013, and 2012 included interest expense (income), of $0.4 million, $0.1 million, and ($0.6) million, respectively. Our liability for uncertain tax positions included accrued interest of $0.6 million and $0.4 million at December 31, 2014 and 2013, respectively.
Dean Foods’ U.S. federal income tax returns, in which we were included through the spin-off date in May 2013, have been audited through 2011. State income tax returns are generally subject to examination for a period of three to five years after filing. Our foreign income tax returns are generally subject to examination for a period of one to five years after filing. We have various income tax returns in the process of examination, appeals or settlement.
11. Debt and Capital Lease Obligations

	December 31,
	2014			2013
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$995,000	2.11%	*	$662,650	1.76%	*
Senior unsecured notes	500,000	5.375%		—
Capital lease obligations	21,980			—
Less current portion	(21,158)			(15,000)
Total long-term debt	$1,495,822			$647,650
___________________________

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, and Term Loan A-2.
Senior Secured Credit Facilities
On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governed our senior secured credit facilities, consisting of a five-year revolving credit facility in a principal amount of $850 million, an original five-years $250 million term loan A-1, and an original seven-year $250 million term loan A-2. We capitalized $12.4 million of deferred financing fees, which were being amortized over the term of the respective credit or term loan facility up until the Amendment on August 29, 2014 as described below. Deferred financing fees are included in identifiable intangible and other assets in our consolidated balance sheets.
The senior secured credit facilities are secured by security interests and liens on substantially all of our domestic assets. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. The revolving credit facility and term loan A-1 bear interest at a rate of LIBOR plus 1.75% per annum and the term loan A-2 at a rate of LIBOR plus 2.00% per annum.

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

•
established a maximum consolidated net leverage ratio at 4.00 to 1.00, with a step down to 3.75 to 1.00 beginning with the fiscal quarter ended March 31, 2016, with such ratio subject to certain additional adjustments in connection with acquisitions; provided that upon the incurrence of certain indebtedness (a) the maximum consolidated net leverage ratio will increase to 5.00 to 1.00 and (b) the establishment of a maximum consolidated senior secured net leverage ratio covenant of 4.00 to 1.00, with a step down to 3.75 to 1.00 after five full fiscal quarters have elapsed from the incurrence date of such indebtedness. The Senior Unsecured Notes described below triggered the changes referenced above in (a) and (b).

As of December 31, 2014, we had outstanding borrowings of $995.0 million under our amended $2.0 billion senior secured credit facilities. We had $5.9 million of outstanding letters of credit issued under the revolving portion of our senior secured credit facilities. We had additional borrowing capacity of $994.1 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance and $994.1 million additional capacity on our revolving credit facility.
Senior Unsecured Notes
On September 17, 2014, we issued $500.0 million in aggregate principal amount of senior notes guaranteed by certain of our 100% owned subsidiaries, see Note 20 "Supplemental Guarantor Financial Information." The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year, beginning on April 1, 2015. The net proceeds from the issuance and sale of the notes, after deducting underwriting discounts and commission and offering expenses, was approximately $490.7 million. We utilized the proceeds of the issuance to pay down all outstanding borrowings under our senior secured revolving commitment, with the remaining proceeds increasing our cash balances.
The scheduled maturities of long-term debt at December 31, 2014, were as follows (in thousands):

	Total	Term Loan A-1	Term Loan A-2	Senior Unsecured Notes	Capital Lease Obligations
2015	$21,158	$12,500	$7,500	$—	$1,158
2016	22,801	14,062	7,500	—	1,239
2017	27,567	18,750	7,500	—	1,317
2018	29,215	20,313	7,500	—	1,402
2019	190,242	181,250	7,500	—	1,492
Thereafter	1,225,997	—	710,625	500,000	15,372
Total outstanding debt	$1,516,980	$246,875	$748,125	$500,000	$21,980
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
Alpro Revolving Credit Facility
In 2014 and 2013, Alpro maintained a revolving credit facility not to exceed €10 million ($12.1 million USD) or its currency equivalent. The facility is unsecured and is guaranteed by various Alpro subsidiaries and the Company. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €10 million ($12.1 million USD) or its currency equivalent letters of credit. At December 31, 2014 and 2013, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on March 31, 2015. We intend to extend this facility upon maturity.
Allocated Portion of Dean Foods’ Debt (Senior Secured Credit Facility)
On July 2, 2009, we were allocated $440.3 million from the Dean Foods senior secured credit facility to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility and totaled $9.9 million in 2012. Debt issuance costs were allocated in the same proportion as debt and recorded as a non-current asset included in our consolidated balance sheets. Upon completion of our initial public offering, the principal balances associated with this allocated portion of the Dean Foods senior secured credit facility were settled as a contribution to our capital from Dean Foods. Our guarantee of Dean Foods’ senior secured credit facility also terminated upon completion of our initial public offering. See Note 18 “Related Party Transactions.”
Capital Lease Obligations
In conjunction with the January 2, 2014 acquisition of Earthbound Farm and the October 31, 2014 acquisition of So Delicious, we became party to leases of certain operating facilities and equipment under capital lease arrangements which bear interest at rates from 3.1% to 8.0% and have expiration dates through 2033. These leases, representing $23.4 million, are included in property, plant, and equipment, net, on the consolidated balance sheets.
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
The following table summarizes the terms of the interest rate swap agreements as of December 31, 2014:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded on our consolidated balance sheet. Losses on these contracts were $5.3 million for the year ended December 31, 2014 and gains on these contracts were $3.4 million for the year ended December 31, 2013. Gains and losses are recorded in other expense (income) in our consolidated statements of income. A summary of these open swap agreements recorded at fair value in our consolidated balance sheets at December 31, 2014 and 2013 is included in the table below.
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
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter hedge contracts from qualified financial institutions for commodities associated with the production and distribution of our products. Certain of these contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the years ended December 31, 2014, 2013, and 2012.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded to cost of goods sold and selling, distribution, and marketing expenses in our consolidated statements of income depending on commodity type. For the year ended December 31, 2014, we recorded a $9.9 million unrealized loss related to our commodities contracts.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease or eliminate the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 19% and 25% of our long-lived assets and 19% and 19% of our net sales as of and for the years ended December 31, 2014 and 2013, respectively. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk primarily consists of the Euro, the British Pound, the Canadian dollar and the RMB related to net sales and expenses in currencies other than the functional currency of the business. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the years ended December 31, 2014, 2013, and 2012.
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
As of December 31, 2014 and 2013, derivatives recorded at fair value in our consolidated balance sheets were as follows:

	December 31,
	Derivative assets		Derivative liabilities
	2014	2013	2014	2013
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts — current(1)	$1,159	$—	$—	$634
Commodities contracts — current(1)	—	1,162	—	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts — current(1)	—	—	17,562	18,255
Commodities contracts — current(1)	—	—	9,886	—
Interest rate swap contracts — noncurrent(2)	—	—	13,853	26,667
Total derivatives	$1,159	$1,162	$41,301	$45,556
___________________________

(1)
Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets.

(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our consolidated balance sheets.
Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income were as follows:

	Year ended December 31 ,
	2014	2013	2012
	(In thousands)
(Gains)/losses on foreign currency contracts(1)	$547	$358	$(320)
(Gains)/losses on commodities contracts(2)	(1,299)	1,031	—
___________________________

(1)	Recorded in cost of sales in our consolidated statements of operations.

(2)	Recorded in selling, distribution and marketing expense or cost of sales, depending on commodity type, in our consolidated statements of income.
Based on current exchange rates we estimate that $1.2 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive loss within the next 12 months.
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 is as follows:

	Fair value as of
	December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$25	$25	$—	$—
Supplemental Executive Retirement Plan investments	2,635	2,635	—	—
Insurance contracts	10,401	—	—	10,401
Foreign currency contracts	1,159	—	1,159	—
Deferred compensation investments	4,674	—	4,674	—
	$18,894	$2,660	$5,833	$10,401
Liabilities:
Senior unsecured notes	$516	$516	$—	$—
Commodities contracts	9,886	—	9,886	—
Interest rate swap contracts	31,415	—	31,415	—
	$41,817	$516	$41,301	$—

	Fair value as of
	December 31, 2013	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$11,617	$11,617	$—	$—
Supplemental Executive Retirement Plan investments	1,790	1,790	—	—
Insurance contracts	11,731	—	—	11,731
Commodities contracts	1,162	—	1,162	—
Deferred compensation investments	4,637	—	4,637	—
	$30,937	$13,407	$5,799	$11,731
Liabilities:
Foreign currency contracts	$634	$—	$634	$—
Interest rate swap contracts	44,922	—	44,922	—
	$45,556	$—	$45,556	$—
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
At December 31, 2014, our qualified pension plan investments are comprised of insurance contracts, and the guaranteed premiums are invested in the general assets of the insurance company. We classify these assets as Level 3 as there is little or no market data to support the fair value. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities. See Note 15 “Employee Retirement Plans.”

We sponsor two deferred compensation plans, Pre-2005 Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan, under which certain employees with a base compensation of at least $150,000 historically may elect to defer receiving payment for a portion of their salary and bonus until periods after their respective retirements or upon separation from service. See Note 15 “Employee Retirement Plans.” The assets related to this plan are primarily invested in money mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. Changes in the fair value are recorded in general and administrative expense in our consolidated statements of operations.

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
13. Share-Based Compensation

Twenty million shares of our common stock are reserved for issuance under the 2012 Stock Incentive Plan (the “2012 SIP”) upon the exercise of stock options and the vesting of restricted stock units (“RSUs”), or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also authorizes the issuance of awards of stock appreciation rights (“SARs”) and phantom shares, which settle in cash. In general, awards granted to our employees under the 2012 SIP vest one-third on each of the first, second and third anniversaries of the grant date. In addition, unvested awards vest immediately upon a change of control and in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon the employee’s death or qualified disability, and (iii) except for awards granted in connection with our initial public offering, an employee retires after reaching the age of 55 and completing 10 years of service.

Prior to the Distribution, certain of the Company’s employees participated in share-based compensation plans sponsored by Dean Foods. These plans provided employees with RSUs, options to purchase shares of Dean Foods’ common stock, and other stock-based awards. Given that the Company’s employees directly benefited from participation in these plans, the expense incurred by Dean Foods for Dean Foods equity awards granted to the Company’s employees is reflected in the Company’s 2012 consolidated statements of income. This expense, which totaled $4.3 million for the year ended December 31, 2012, was calculated based on the total expense related to the corporate employees of Dean Foods and was allocated to the Company based on the percentage of Dean Foods’ total 2012 sales that was attributable to the Company. This allocated expense may not reflect the terms of equity awards that we would have granted to our employees, or the actual expense that we would have incurred with respect to such awards, if we had been a stand-alone public company at the time of the awards. No new grants of Dean Foods’ equity were made to our employees after completion of our initial public offering.

On May 23, 2013 and in connection with the Distribution, all Dean Foods equity-based awards held by 162 of our nonemployee directors and employees were converted into equity-based awards with respect to our common stock. These Dean Foods equity-based awards included Dean Foods stock options (whether vested or unvested), unvested RSUs and unvested Dean Foods restricted stock awards held by our non-employee directors on the date of the Distribution. The options to purchase Dean Foods common stock held by our directors and employees were converted to options to purchase our common stock in a manner that preserved the life and aggregate intrinsic value in the converted stock option and continued the same proportionate relationship between the exercise price and the value of our common stock as existed with respect to the Dean Foods common stock immediately prior to the Distribution. The conversion was effected based on a formula using the volume weighted average price of Dean Foods common stock and our common stock during the five trading day period that ended on the second trading day preceding the

Distribution. The unvested Dean Foods RSUs held by our directors and employees were converted to WhiteWave RSUs in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods RSU (determined using the same volume weighted average values as described above). The unvested Dean Foods phantom shares held by our employees were converted to WhiteWave phantom shares in a manner that, on a unit-by-unit basis, preserved the life and intrinsic value of each outstanding Dean Foods phantom share (determined using the same volume weighted average values as described above). Dean Foods restricted stock awards held by our directors on the date of the Distribution were converted into restricted stock awards with respect to our common stock by (i) applying the same volume weighted average values as described above and (ii) subtracting any shares of our common stock received by our directors in the Distribution in respect of such Dean Foods restricted stock awards. We did not recognize any incremental expense in connection with the conversion of Dean Foods’ equity-based awards into WhiteWave awards.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the years ended December 31, 2014, 2013, and 2012.

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Share-based compensation expense:
WhiteWave Stock options	$10,741	$8,371	$1,828
WhiteWave RSUs	15,907	9,060	3,667
WhiteWave Phantom shares	2,658	6,607	2,593
WhiteWave SARs	1,134	859	53
Dean Foods CPUs	—	—	1,388
Total share-based compensation expense	$30,440	$24,897	$9,529

Share-based compensation expense shown above reflect expenses for Dean Foods equity and liability plans that converted to equivalent WhiteWave equity and liability plans upon the spin-off transaction and is recorded within general and administrative and presented within Corporate and Other in the segment footnote.
Stock Options
Under the terms of the 2012 SIP, our employees may be granted options to purchase our common stock at a price equal to the market price on the date the option is granted. Our employee options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. The maximum contractual term is 10 years.
Share-based compensation expense for stock options is recognized ratably over the vesting period. The expense totaled $10.7 million, $8.4 million and $1.8 million for the years ended December 31, 2014, 2013, and 2012 respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2014	2013	2012
Expected volatility	28% - 29%	28%	28%
Expected dividend yield	0%	0%	0%
Expected option term	6 years	6 years	6 years
Risk-free rate of return	1.82% to 2.10%	1.13% to 1.66%	1.05%
Forfeiture rate	—%	3%	3%
Since the Company’s common stock did not have a long history of being publicly traded at grant date, the expected term was determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the average implied yield available on five-

year and seven-year U.S. Treasury issues. The forfeiture rates are based on historical rates. We have not paid, and do not anticipate paying, a cash dividend on our common stock.
The following table summarizes stock option activity during the year ended December 31, 2014:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2014	11,120,585	$17.12
Granted	1,218,996	26.54
Forfeited, cancelled and expired(1)	(494,690)	17.63
Exercised	(495,605)	18.96
Options outstanding at December 31, 2014	11,349,286	$18.03	5.97	$192,468,796
Options vested and expected to vest at December 31, 2014	11,349,286	$18.03	5.97	$192,468,796
Options exercisable at December 31, 2014	8,107,231	$17.63	5.07	$140,767,707
___________________________

(1)	Pursuant to the terms of the SIP, options that are cancelled expired or forfeited may be available for future grants.

The following table summarizes information about options outstanding at December 31, 2014:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted- average exercise price
$9.38 to 9.52	1,166,277	6.07	$9.51	1,166,277	$9.51
11.10	1,442,904	7.13	11.10	967,502	11.10
11.12 to 14.71	429,763	5.15	13.40	424,349	13.40
15.16	1,213,770	8.13	15.16	429,497	15.16
15.17 to 16.91	74,752	7.01	15.93	49,081	15.75
17.00	2,363,420	7.82	17.00	1,557,869	17.00
17.19 to 23.33	1,836,482	3.82	20.96	1,694,927	20.82
23.35 to 26.91	1,997,760	5.08	25.28	1,046,936	23.81
27.69 to 32.12	817,444	2.54	27.87	770,793	27.78
$34.90	6,714	9.65	$34.90	—	$—

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Weighted-average grant date fair value per share of options granted	$8.62	$4.42	$4.91
Intrinsic value of options exercised	12,158	2,616	—
Fair value of shares vested	6,281	4,006	—
Tax benefit related to stock option expense	3,864	2,769	236
During the year ended December 31, 2014, we received $3.1 million of cash from stock option exercises. At December 31, 2014, there was $9.7 million of total unrecognized stock option expense, all of which is related to non-vested options. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.24 years.
RSUs
RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years and have no maximum contractual term.
The following table summarizes RSU activity during the year ended December 31, 2014:

RSUs outstanding January 1, 2014	1,247,596
RSUs issued	507,920
Shares issued upon vesting of RSUs	(420,655)
RSUs cancelled or forfeited(1)	(266,510)
Converted from phantom shares	279,504
RSUs outstanding at December 31, 2014	1,347,855
Weighted average grant date fair value per share	$22.21
___________________________

(1)
Pursuant to the terms of the SIP, employees have the option of withholding RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

The following table summarizes nonvested RSU activity during the year ended December 31, 2014:

Nonvested RSUs outstanding January 1, 2014	1,173,960
RSUs granted	507,920
RSUs vested	(598,263)
RSUs cancelled or forfeited(1)	(266,510)
Converted from phantom shares	279,504
Nonvested RSUs outstanding at December 31, 2014	$1,096,611
Weighted average grant date fair value per share	$22.91
___________________________

(1)
Pursuant to the terms of the SIP, employees have the option of withholding RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

The following table summarizes information about our RSU grants and related tax benefit during the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Weighted-average grant date fair value per RSU granted	$26.79	$15.20	$16.98
Tax benefit related to RSU expense	5,109	1,408	222
Compensation expense for RSUs is recognized ratably over the vesting period. RSU expense totaled $15.9 million, $9.1 million and $3.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014, there was $14.63 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.27 years.
Phantom Shares
We previously granted phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period with no maximum contractual term, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized ratably over the vesting period, which is recorded in general and administrative expenses in the consolidated statements of income.
On November 14, 2013, the Company’s compensation committee approved the conversion into RSUs of all phantom shares outstanding and unvested held by 151 of our employees, except for the phantom shares held by employees of the Europe Foods & Beverages segment. For each phantom share that had a vesting event in February 2014, the conversion of the award was effective immediately after that vesting event. For each phantom share that had a vesting event on a date after February 2014, the conversion of the award was effective on March 1, 2014. Upon conversion, the corresponding liability was reclassified to additional paid-in capital in our consolidated balance sheets as of the modification date. Going forward, the converted awards will be accounted for as equity-based awards and will not be re-measured at each reporting period. The RSUs will vest ratably over the remaining term of the original phantom shares.
Compensation expense totaled $2.7 million, $6.6 million, and $2.6 million for the years ended December 31, 2014, 2013, and 2012 respectively. The weighted-average remaining vesting period is 0.73 years.
A corresponding liability has been recorded in current and long-term liabilities in our consolidated balance sheet totaling $0.8 million and $4.8 million as of December 2014 and 2013, respectively. The 2014 cash settlement of WhiteWave phantom shares was $6.2 million. The following table summarizes the phantom share activity during the year ended December 31, 2014:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2014	571,079	$17.11
Granted	1,614	17.00
Converted/paid	(224,817)	17.63
Forfeited	(36,226)	17.05
Converted to RSUs	(279,504)	16.81
Outstanding at December 31, 2014	32,146	$16.19
The following table summarizes nonvested phantom share activity during the year ended December 31, 2014:

Nonvested phantom shares outstanding January 1, 2014	571,079
Phantom shares granted	1,614
Phantom shares vested	(224,817)
Phantom shares cancelled or forfeited	(36,226)
Converted to RSUs	(279,504)
Nonvested phantom shares outstanding at December 31, 2014	$32,146
Weighted average grant date fair value per share	$16.19
Stock Appreciation Rights (“SARs”)
We granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date. The maximum contractual term is 10 years.
The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2014	2013	2012
Expected volatility	—	28%	28%
Expected dividend yield	—	0%	0%
Expected option term	0 years	6 years	6 years
Risk-free rate of return	—	1.13% to 1.66%	1.05%
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
The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statements of income. The expense totaled $1.1 million, $0.9 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $1.1 million and $0.9 million as of December 2014 and 2013, respectively. The following table summarizes SAR activity during the year ended December 31, 2014:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2014	293,693	$16.48
Granted	—	—
Forfeited and cancelled(1)	(14,153)	16.52
Exercised	(16,020)	16.36
SARs outstanding at December 31, 2014	263,520	$16.49	7.91	$4,875,529
SARs vested and expected to vest at December 31, 2014	263,520	$16.49	7.91	$4,875,529
SARs exercisable at December 31, 2014	147,040	$16.73	7.87	$2,685,616
___________________________

(1)	Pursuant to the terms of the SIP, SARs that are cancelled or forfeited may be available for future grants.

The following table summarizes nonvested SARs activity during the year ended December 31, 2014:

Nonvested SARs outstanding January 1, 2014	223,318
SARs granted	—
SARs vested	(92,685)
SARs cancelled or forfeited	(14,153)
Nonvested SARs outstanding at December 31, 2014	$116,480
Weighted average grant date fair value per share	$16.19
Dean Foods Cash Performance Units
In 2010, Dean Foods began granting cash performance units (“CPUs”) to employees as part of its long-term incentive compensation program under the terms of the 2007 Plan. The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to Dean Foods’ performance over a three-year period. The performance metric, as defined in the awards, is the performance of the Dean Foods stock price relative to that of a peer group of companies. The range of payout under the awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense related to the Company’s direct employees is recognized over the vesting period which is recorded in general and administrative expenses in the consolidated statements of operations. The expense totaled $1.3 million for the year ended December 31, 2012. There are no CPUs outstanding as of December 31, 2014 and no related expense for 2013 or 2014. In the fourth quarter of 2012, the Company recorded a $0.6 million credit to expense due to a reduction of the payout assumption related to the 2010 awards. In the period subsequent to completion of our initial public offering, a corresponding liability has been recorded in other long-term liabilities in our consolidated balance sheet. In periods prior to completion of our initial public offering, a liability related to these units has not been reflected in the consolidated balance sheets as the payout was to be funded by Dean Foods.
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
14. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss comprises net income plus all other changes in equity from non-owner sources. The changes in accumulated other comprehensive loss by component for the years ended December 31, 2014 and 2013 were as follows (net of tax):

	Derivative instruments(1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
	(In thousands)
Balance at January 1, 2014	$205	$(793)	$(7,852)	$(8,440)
Other comprehensive income (loss) before reclassifications	(183)	(2,080)	(51,990)	(54,253)
Amounts reclassified from accumulated other comprehensive income/(loss)	752	823	—	1,575
Other comprehensive income/(loss), net of taxes of ($406)	569	(1,257)	(51,990)	(52,678)
Balance at December 31, 2014	$774	$(2,050)	$(59,842)	$(61,118)

	Derivative instruments(1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
	(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income before reclassifications	1,888	1,115	17,724	20,727
Amounts reclassified from accumulated other comprehensive income/(loss)	(1,389)	(90)	—	(1,479)
Other comprehensive income/(loss), net of taxes of $796	499	1,025	17,724	19,248
Balance at December 31, 2013	$205	$(793)	$(7,852)	$(8,440)
___________________________

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales and selling, distribution and marketing. See Note 12 “Derivative Financial Instruments.”

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
During 2014, 2013, and 2012, our retirement plans expenses were as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Defined benefit plans	$951	$2,050	$1,804
Defined contribution plan	3,397	3,163	2,210
Multiemployer pension and certain union plans	1,758	1,683	1,658
Total	$6,106	$6,896	$5,672

Defined Contribution Plans

Certain of our non-union personnel may elect to participate in a savings plan sponsored by the Company. This plan provides for contributions by the participants of between 1% and 20% from January 1, 2014 to March 31, 2014 and between 1% and 50% from April 1, 2014 to December 31, 2014 and provides for matching contributions by the employer up to 4% of a participant’s annual compensation. In addition, certain union hourly employees are participants in the company-sponsored defined contribution plan, which provide for employer matching contributions in various amounts ranging from 3% to 5% per pay period per participant.
In 2014, Earthbound's plan provided for contributions by the participants between 1% and 60% and safe harbor matching contributions by the employer of up to 4% of participant’s annual compensation. Earthbound's defined contribution plan was merged into WhiteWave’s defined contribution plan as of January 1, 2015.
So Delicious' plan provided for contributions by the participants between 1% and 100% of eligible compensation  to their pre-tax or post tax  401(k), and a safe harbor matching contributions by the employer of a dollar for-dollar match of the first 3% of pay, and 50 cents on the dollar for the next 2% of pay or up to 4% of participant’s annual compensation.  The plan allows for additional employer contributions subject to vesting.
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
Included in accumulated other comprehensive income (loss) at December 31, 2014, 2013, and 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $nil million ($nil million net of tax), $0.2 million ($0.1 million net of tax) and $0.3 million ($0.2 million net of tax) and unrecognized actuarial losses of $3.1 million ($2.0 million net of tax), $1.0 million ($0.7 million net of tax) and $2.4 million ($1.6 million net of tax), respectively. The prior service costs and actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the years ended December 31, 2015 and 2014 are $334 ($221 net of tax) and $95,800 ($63,438 net of tax) and $12,500 ($8,500 net of tax) and $2,700 ($1,800 net of tax), respectively. During 2014, as a result of the sale of the SoFine business, the related pension plan was terminated thereby resulting in a plan curtailment and plan settlement as recorded below.
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2014 and 2013, and the funded status of the plans at December 31, 2014 and 2013, is as follows:

	Year ended December 31,
	2014	2013
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of the year	$17,009	$15,882
Service cost	1,636	1,771
Interest cost	545	545
Plan participants’ contributions	—	57
Plan amendments	—	(76)
Plan curtailments	(882)	—
Plan settlements	(1,439)	—
Actuarial (gain)/loss	2,537	(1,395)
Benefits paid	(511)	(424)
Expenses paid	(17)	(31)
Exchange rate changes	(2,143)	680
Benefit obligation, end of year	16,735	17,009
Change in Plan Assets:
Fair value of plan assets at beginning of year	11,731	9,819
Actual return on plan assets	648	357
Employer contributions to plan	1,361	1,492
Plan participants’ contributions	—	57
Plan settlements	(1,439)	—
Benefits paid	(511)	(424)
Expenses paid	(17)	(31)
Exchange rate changes	(1,372)	461
Fair value of plan assets, end of year	10,401	11,731
Funded status at end of year	$(6,334)	$(5,278)
The underfunded status of the plans of $6.3 million at December 31, 2014 is recognized in our consolidated balance sheet as a non-current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2015. We expect to contribute $1.2 million to the pension plans in 2015.
A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2014 and 2013 is as follows:

	Year ended December 31,
	2014	2013
Weighted average discount rate	2.03%	3.79%
Rate of compensation increase	3.92%	3.87%
A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2014, 2013, and 2012 is as follows:

	Year ended December 31,
	2014	2013	2012
Weighted average discount rate	3.79%	3.50%	4.50%
Expected return on assets	3.79%	3.71%	3.85%
Rate of compensation increase	3.87%	3.88%	3.87%

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,636	$1,771	$1,409
Interest cost	545	545	513
Expected return on plan assets	(407)	(356)	(191)
Amortization:
Prior service cost	2	17	16
Unrecognized net loss	3	73	3
Curtailment gain	(690)	—	—
Settlement gain	(138)	—	—
Net periodic benefit cost	$951	$2,050	$1,750
The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.
Pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Projected benefit obligation	$16,735	$3,601	$3,237
Accumulated benefit obligation	12,115	3,206	2,822
Fair value of plan assets	10,401	1,902	1,463
The accumulated benefit obligation for all defined benefit plans was $12.1 million, $12.3 million and $11.1 million at December 31, 2014, 2013, and 2012, respectively.
The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate uses a model that reflects a bond yield curve constructed from high-quality corporate or foreign government bonds, for which the timing of cash outflows approximate the estimated payments. The weighted average discount rate was decreased from 3.8% at December 31, 2013 to 2.0% at December 31, 2014, which will increase the net periodic benefit cost in 2015.
At December 31, 2014, our qualified pension plan investments are comprised of insurance contracts, and the guaranteed premiums are invested in the general assets of the insurance company. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities. The mortality tables utilized within the 2014 valuation included the following: Belgium - Standard official tables used MR/FR, Germany - Richttafeln 2005 G of Klaus Heubeck, Netherlands - Prognosetafel AG 2014 based on income class high-middle.
Estimated pension plan benefit payments to our participants for the next ten years are as follows (in thousands):

2015	$218
2016	2
2017	69
2018	260
2019	2,434
Next five years	4,156
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, we follow a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of our defined benefit plans’ consolidated assets. We classify the insurance contracts as Level 3 as there is little or no market data for the unobservable inputs, which requires development of assumptions. See Note 12 “Derivative Financial Instruments and Fair Value Measurement.”
A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013 is as follows:

Consolidated Assets
(In thousands)
Balance at January 1, 2013	$9,819
Actual return on plan assets:
Relating to instruments still held at reporting date	357
Purchases, sales and settlements (net)	1,555
Balance at December 31, 2013	11,731
Actual return on plan assets:
Relating to instruments still held at reporting date	648
Purchases, sales and settlements (net)	(1,978)
Balance at December 31, 2014	$10,401
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
Our participation in the multiemployer plan for the year ended December 31, 2014 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2014 and 2013 is for the plan’s year-end at December 31, 2013 and December 31, 2012, respectively. The zone status is based on information that we obtained from the plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension fund	Employer identification number	Pension plan number	PPA Zone status		FIP/RP status pending/ implemented	Extended amortization provisions	Expiration date of associated collective-bargaining agreement
			2014	2013
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	February 28, 2015— January 28, 2017
___________________________

(1)
We are party to one collective bargaining agreement in this multiemployer Western Conference of Teamsters Pension Plan which requires contributions. We are also party to two other collective bargaining agreements whose defined contribution plans are 401(k) plans that require matching contributions. These agreements cover a large number of employee participants and expire on various dates between 2015 and 2016.

Information regarding our contributions to our multiemployer pension plan is shown in the table below. There are no changes that materially affected the comparability of our contributions to the plan during the years ended December 31, 2014, 2013, and 2012 (in thousands).

	Employer identification number	Pension plan number	The WhiteWave Foods Company			Surcharge imposed
Pension fund			2014	2013	2012
Western Conference of Teamsters Pension Plan	91-6145047	001	$1,758	$1,683	$1,658	No
During the 2014, 2013, and 2012 plan years, our contributions did not exceed 5% of total plan contributions.
Deferred Compensation Plans
We sponsor two deferred compensation plans, Pre-2005 Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan, under which certain employees with a base compensation of at least $150,000 historically may elect to defer receiving payment for a portion of their salary and bonus until periods after their respective retirements or upon separation from service. The amounts deferred are partially funded and are unsecured obligations of the Company, receiving no preferential standing. The participants in these plans may choose from a number of externally managed mutual fund investments, money market funds and stocks and their investment balances track the rates of return for these accounts. Amounts payable, including accrued deemed interest, totaled $4.7 million and $4.6 million at December 31, 2014 and 2013, respectively, which were included in other long-term liabilities in the consolidated balance sheets. The assets related to these plans are primarily invested in money market mutual funds and are recorded at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. See Note 12 “Derivative Financial Instruments and Fair Value Measurement.”
16. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $16.7 million, $15.6 million, and $8.0 million for 2014, 2013, and 2012, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net on the consolidated balance sheets.
Future minimum payments at December 31, 2014, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating leases
(In thousands)
2015	$25,962
2016	17,589
2017	13,950
2018	10,087
2019	9,205
Thereafter	21,324
Total minimum lease payments	$98,117
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
17. Segment, Geographic, and Customer Information
For the first three quarters of 2014, we reported operating results through two reportable segments:  North America and Europe.  In the fourth quarter of 2014, we determined that the Earthbound Farm business, which we acquired in January 2014, would be operated largely autonomously and will continue to be led by its own President for the foreseeable future.  As a result, we are reporting results of operations for the fourth quarter and full fiscal year 2014 through three reportable segments:  Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.
Our business is organized into three operating and reportable segments, Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages, based on our go-to-markets strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our CEO, monitors operating performance, allocates resources, and deploys capital.
The Americas Foods & Beverages segment offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy product categories throughout North America, our Americas Fresh Foods segment offers salads, fruits and vegetables throughout North America, and our Europe Foods & Beverages segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers and distributors. We utilize nine manufacturing plants, multiple distribution centers, and three strategic co-packers across the United States. Additionally, we have three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize third-party co-packers across Europe for certain products.
We evaluate the performance of our segments based on sales and operating income. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.
The reporting segments do not include the costs allocated to us by Dean Foods for certain corporate and shared service functions. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other.” Related party license income, further described in Note 18 “Related Party Transactions,” has also been excluded. Therefore, the measure of segment profit or loss presented below is before such items.

The following table presents the summarized income statement amounts by segment:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Total net sales:
Americas Foods & Beverages	$2,350,825	$2,123,997	$1,921,444
Americas Fresh Foods	575,283	—	—
Europe Foods & Beverages	510,497	418,066	367,994
Total	$3,436,605	$2,542,063	$2,289,438
Operating income:
Americas Foods & Beverages	$264,197	$215,155	$178,960
Americas Fresh Foods	47,723	—	—
Europe Foods & Beverages	52,673	20,879	23,735
Total reportable segment operating income	364,593	236,034	202,695
Related party license income	—	—	36,034
Corporate and other	(97,907)	(78,602)	(58,476)
Total operating income	$266,686	$157,432	$180,253
Other expense (income):
Interest expense	36,972	18,027	9,924
Other expense (income), net	5,266	(3,829)	957
Income from continuing operations before income tax	$224,448	$143,234	$169,372
Depreciation and amortization:
Americas Foods & Beverages	$62,290	$59,717	$54,499
Americas Fresh Foods	25,771	—	—
Europe Foods & Beverages	21,143	21,628	19,855
Corporate	1,363	560	—
Total	$110,567	$81,905	$74,354
The following tables present sales amounts by product categories:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Total net sales:
Americas Foods & Beverages
Plant-based food and beverages	$715,667	$627,716	$549,727
Coffee creamers and beverages	990,998	913,517	818,880
Premium dairy	644,160	582,764	552,837
Americas Foods & Beverages net sales	2,350,825	2,123,997	1,921,444

Americas Fresh Foods
Organic salads, fruits and vegetables	575,283	—	—
Americas Fresh Foods net sales	575,283	—	—

Europe Foods & Beverages
Europe Foods & Beverages net sales	510,497	418,066	367,994
Total net sales	$3,436,605	$2,542,063	$2,289,438

The following tables present assets, long-lived assets, and capital expenditures by segment:

	Year ended December 31,
	2014	2013
	(In thousands)
Assets:
Americas Foods & Beverages	$1,935,524	$1,588,104
Americas Fresh Foods	713,211	—
Europe Foods & Beverages	563,963	563,026
Corporate	160,143	132,054
Total	$3,372,841	$2,283,184
Long-lived Assets:
Americas Foods & Beverages	$638,618	$484,739
Americas Fresh Foods	157,079	—
Europe Foods & Beverages	184,506	163,860
Corporate	13,004	11,084
Total	$993,207	$659,683

	Year ended December 31,
	2014	2013
	(In thousands)
Capital expenditures:
Americas Foods & Beverages	$208,623	$128,877
Americas Fresh Foods	28,497	—
Europe Foods & Beverages	62,147	20,732
Corporate	3,007	5,869
Total	$302,274	$155,478
Significant Customers
The Company had a single customer that represented 14.6%, 17.5%, and 18.0% of our consolidated net sales in 2014, 2013, and 2012, respectively. Sales to this customer were primarily included in our Americas Foods & Beverages segment.
18. Related Party Transactions
Allocated Expenses
As of July 25, 2013, Dean Foods disposed of its remaining shares of the Company’s common stock in a registered public offering. As a result of and immediately following this offering, Dean Foods has no ownership interest in us and therefore is no longer a related party. Prior to completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as stock-based compensation expense attributable to our employees and an allocation of stock-based compensation attributable to employees of Dean Foods. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. The total amount of these allocations from Dean Foods was approximately $50.7 million from January 1, 2012 to the date of our initial public offering (which includes approximately $17.5 million of transaction costs related to our initial public offering) and $32.7 million in the year ended December 31, 2011. These cost allocations are primarily reflected within general and administrative expenses in our consolidated statements of operations as well as classified as “Corporate and other” in Note 17 “Segment, Geographic, and Customer Information.” Management believes the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. Dean Foods provided some of these services on a transitional basis for a fee through 2014.
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
We were allocated a portion of Dean Foods’ consolidated debt based on amounts directly incurred by us to fund the acquisition of Alpro in July 2009. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility during each period presented, as this revolver was drawn to fund the Alpro acquisition. Debt issuance costs were allocated in the same proportion as the debt. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. Management believes the basis of the historical allocation for debt, interest expense, and debt issuance costs was reasonable. However, these amounts may not be indicative of the actual amounts that we would have incurred had we been a stand-alone public company for the periods presented. See Note 11 “Debt and Capital Lease Obligations.”
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
During the years ended December 31, 2014, 2013, and 2012, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our consolidated statements of income.
In connection with and effective as of our initial public offering, we entered into agreements that formalize ongoing commercial arrangements we have with Dean Foods and Morningstar, which are described below. Certain terms of these agreements were modified in connection with Dean Foods’ sale of Morningstar. These agreements are described in Note 4, “Transactions with Morningstar.”
Agreements with Dean Foods
Sales and Distribution Agreement — We entered into an agreement with two wholly-owned subsidiaries of Dean Foods, Suiza Dairy Group, LLC (“Suiza Dairy”) and Dean Dairy Holdings, LLC (“Dean Dairy”), pursuant to which those subsidiaries continue to sell and distribute certain WhiteWave products. This agreement modified our historical intercompany arrangements and reflected new pricing.
Co-Packing Agreement — We entered into a separate manufacturing agreement with Suiza Dairy and Dean Dairy pursuant to which those subsidiaries continue manufacturing WhiteWave fresh organic milk products on our behalf. The agreement formalized our historical intercompany arrangements.
Cream Supply Agreement — We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we continue to purchase cream from such subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. We have renewed through December 31, 2015. This agreement formalizes our historical intercompany arrangements and does not impact comparability in our consolidated statements of income for the years ended December 31, 2014, 2013, and 2012.
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
Transition Services Agreement — We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. We paid Dean Foods mutually agreed-upon fees for their services which completed in 2014, and Dean Foods pays us mutually agreed-upon fees for our services. In 2012, Dean Foods charged us $5.4 million and we charged Dean Foods $2.6 million for services rendered under the transition services agreement. In 2013, Dean Foods charged us $19.0 million and we charged Dean Foods $3.0 million for services rendered under the transition services agreement since its effective date. In 2014, Dean Foods charged us $2.2 million and we charged Dean Foods $0.7 million for services rendered under the transition services agreement. The transition services agreement is substantially complete, however a portion of the agreement relating to IT services provided to Dean Foods has been extended into 2015.
Termination of Intellectual Property License Agreement
Historically, the Company was party to a license agreement with Morningstar, pursuant to which Morningstar had the right to use the Company’s intellectual property in the manufacture of certain products for a fee. For the year ended December 31, 2012, related party license income was recorded within operating income in our consolidated statements of income in the amount of $36.0 million.
In conjunction with the license agreement, a loan agreement was entered into, pursuant to which the Company extended a line of credit to Morningstar related to the license income under the license agreement. Prior to completion of our initial public offering, there were no repayments of this loan and no future plans to settle the outstanding balance; therefore, the principal and associated accrued interest was shown in Dean Foods’ net investment as of December 31, 2012. The interest term on the loan to Morningstar was LIBOR plus 2% and recorded in interest income in our consolidated statements of operations. Interest income for the year ended December 31, 2012 was $6.4 million.
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

	Year ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Income from continuing operations	140,185	$99,041	$112,514
Denominator:
Weighted average common shares	174,013,700	173,120,689	153,770,492
Basic earnings per share from continuing operations	$0.81	$0.57	$0.73
Basic earnings (loss) per share from discontinued operations	—	—	0.01
Basic earnings per share from net income	$0.81	$0.57	$0.74
Diluted earnings per share computation:
Numerator:
Income from continuing operations	$140,185	$99,041	$112,514
Denominator:
Weighted average common shares — basic	174,013,700	173,120,689	153,770,492
Stock option conversion(1)	3,268,052	820,743	—
Stock units(2)	668,164	640,036	5
Weighted average common shares — diluted	177,949,916	174,581,468	153,770,497
Basic earnings per share from continuing operations	$0.79	$0.57	$0.73
Basic earnings (loss) per share from discontinued operations	—	—	0.01
Basic earnings per share from net income	$0.79	$0.57	$0.74
___________________________

(1)	3,599, 4,045,309, and 2,445,327 anti-dilutive options were excluded from the calculation for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)	1,344, 10, and 666,999 anti-dilutive RSUs were excluded from the calculation for the years ended December 31, 2014, 2013, and 2012, respectively.
20. Supplemental Guarantor Financial Information

In September 2014, we issued debt securities that are guaranteed by certain of our 100% owned subsidiaries. In accordance with Rule 3−10 of Regulation S−X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of The WhiteWave Foods Company (referred to as “Parent” for the purpose of this note only), the combined guarantor subsidiaries on a guarantor−only basis, the combined non-guarantor subsidiaries on a non-guarantor-only basis and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for this presentation.

The following condensed consolidating financial information presents the balance sheets as of December 31, 2014 and 2013, and the statements of comprehensive income and cash flows for each of the three years ended December 31, 2014, 2013, and 2012 for the Parent, guarantor subsidiaries and non-guarantor subsidiaries and elimination adjustments.

The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods to acquire the capital stock of WWF Operating Company, a wholly-owned subsidiary of Dean Foods. Prior to our initial public offering on October 31, 2012, WWF Operating Company held substantially all of the historical assets and liabilities. We had nominal assets and no liabilities, and conducted no operations prior to our initial public offering. Accordingly, activity for The WhiteWave Foods Company (the "Parent") is reflected in the consolidating statements from October 31, 2012 forward.

Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$524	$49,716	$—	$50,240
Trade receivables, net of allowance	317	134,352	58,023	—	192,692
Inventories	—	182,770	32,899	—	215,669
Deferred income taxes	12,305	15,742	2,216	—	30,263
Prepaid expenses and other current assets	18,014	18,318	13,991	—	50,323
Intercompany receivables	1,087,095	504,442	—	(1,591,537)	—
Total current assets	1,117,731	856,148	156,845	(1,591,537)	539,187
Equity method investments	—	3,000	40,160		43,160
Investment in consolidated subsidiaries	1,968,899	438,832	—	(2,407,731)	—
Property, plant, and equipment, net	7,953	795,696	189,558	—	993,207
Deferred income taxes	20,835	—	—	(20,835)	—
Identifiable intangible and other assets, net	31,803	600,592	96,616	—	729,011
Goodwill	—	916,482	151,794	—	1,068,276
Total Assets	$3,147,221	$3,610,750	$634,973	$(4,020,103)	$3,372,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,478	$319,247	$109,039	$—	$469,764
Current portion of debt and capital lease obligations	20,000	1,158	—	—	21,158
Income taxes payable	—	—	496	—	496
Intercompany payables	504,442	1,062,081	25,014	(1,591,537)	—
Total current liabilities	565,920	1,382,486	134,549	(1,591,537)	491,418
Long-term debt and capital lease obligations	1,475,000	20,822	—	—	1,495,822
Deferred income taxes	—	236,983	50,862	(20,835)	267,010
Other long-term liabilities	29,814	1,560	10,730	—	42,104
Total liabilities	2,070,734	1,641,851	196,141	(1,612,372)	2,296,354
Total shareholders' equity	1,076,487	1,968,899	438,832	(2,407,731)	1,076,487
Total Liabilities and Shareholders' Equity	$3,147,221	$3,610,750	$634,973	$(4,020,103)	$3,372,841

Condensed Consolidating Balance Sheets

	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$673	$100,432	$—	$101,105
Trade receivables, net of allowance	332	100,124	46,408	—	146,864
Inventories	—	124,964	33,605	—	158,569
Deferred income taxes	12,671	10,652	3,265	—	26,588
Prepaid expenses and other current assets	3,650	9,304	10,141	—	23,095
Intercompany receivables	97,619	244,502	—	(342,121)	—
Total current assets	114,272	490,219	193,851	(342,121)	456,221
Investment in consolidated subsidiaries	1,783,006	464,420	—	(2,247,426)	—
Property, plant, and equipment, net	6,028	484,739	168,916	—	659,683
Identifiable intangible and other assets, net	40,762	267,983	110,726	(24,534)	394,937
Goodwill	—	600,316	172,027	—	772,343
Total Assets	$1,944,068	$2,307,677	$645,520	$(2,614,081)	$2,283,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,727	$222,022	$95,357	$—	$357,106
Current portion of debt and capital lease obligations	15,000	—	—	—	15,000
Income taxes payable	13,079	—	1,215	—	14,294
Intercompany payables	227,549	95,175	19,397	(342,121)	—
Total current liabilities	295,355	317,197	115,969	(342,121)	386,400
Long-term debt and capital lease obligations	647,650	—	—	—	647,650
Deferred income taxes	—	205,860	56,439	(24,534)	237,765
Other long-term liabilities	39,624	1,614	8,692	—	49,930
Total liabilities	982,629	524,671	181,100	(366,655)	1,321,745
Total shareholders' equity	961,439	1,783,006	464,420	(2,247,426)	961,439
Total Liabilities and Shareholders' Equity	$1,944,068	$2,307,677	$645,520	$(2,614,081)	$2,283,184

Condensed Consolidating Statements of Comprehensive Income

	Year ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,926,108	$510,497	$—	$3,436,605
Cost of goods sold	—	1,991,748	291,693	—	2,283,441
Gross profit	—	934,360	218,804	—	1,153,164
Operating expenses:
Selling, distribution, and marketing	—	505,567	116,299	—	621,866
General and administrative	92,122	117,938	55,618	—	265,678
Asset disposal and exit costs	—	(1,066)	—	—	(1,066)
Total operating expenses	92,122	622,439	171,917	—	886,478
Operating income (loss)	(92,122)	311,921	46,887	—	266,686
Other expense (income):
Interest expense	35,555	1,219	198	—	36,972
Other expense (income), net	(131,251)	134,037	2,480	—	5,266
Total other expense (income)	(95,696)	135,256	2,678	—	42,238
Income from continuing operations before income taxes and equity in earnings of subsidiaries	3,574	176,665	44,209	—	224,448
Income tax expense	9,378	60,010	8,891	—	78,279
Loss in equity method investments	—	—	5,984	—	5,984
Income (loss) from continuing operations before equity in earnings of consolidated subsidiaries	(5,804)	116,655	29,334	—	140,185
Equity (loss) in earnings of consolidated subsidiaries	145,989	29,334	—	(175,323)	—
Net income (loss)	140,185	145,989	29,334	(175,323)	140,185
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	(52,678)	(52,678)	(53,247)	105,925	(52,678)
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$87,507	$93,311	$(23,913)	$(69,398)	$87,507

Condensed Consolidating Statements of Comprehensive Income

	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,085,421	$418,066	$—	$2,503,487
Net sales to related parties	—	37,063	—	—	37,063
Transitional sales fees	—	1,513	—	—	1,513
Total net sales	—	2,123,997	418,066	—	2,542,063
Cost of sales	—	1,386,336	248,310	—	1,634,646
Gross profit	—	737,661	169,756	—	907,417
Operating expenses:
Selling, distribution, and marketing	—	435,120	93,113	—	528,233
General and administrative	76,178	72,960	48,388	—	197,526
Asset disposal and exit costs	—	14,426	9,800	—	24,226
Total operating expenses	76,178	522,506	151,301	—	749,985
Operating income (expense)	(76,178)	215,155	18,455	—	157,432
Other expense (income):
Interest expense	17,944	—	83	—	18,027
Other expense (income), net	(90,608)	84,776	2,003	—	(3,829)
Total other expense (income)	(72,664)	84,776	2,086	—	14,198
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(3,514)	130,379	16,369	—	143,234
Income tax expense (benefit)	(1,102)	44,655	640	—	44,193
Income (loss) before equity in earnings of subsidiaries	(2,412)	85,724	15,729	—	99,041
Equity (loss) in earnings of consolidated subsidiaries	101,453	15,729	—	(117,182)	—
Net income (loss)	99,041	101,453	15,729	(117,182)	99,041
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	19,248	19,248	18,520	(37,768)	19,248
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$118,289	$120,701	$34,249	$(154,950)	$118,289

Condensed Consolidating Statements of Comprehensive Income

	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$1,807,380	$367,994	$—	$2,175,374
Net sales to related parties	—	109,513	—	—	109,513
Transitional sales fees	—	4,551	—	—	4,551
Total net sales	—	1,921,444	367,994	—	2,289,438
Cost of sales	—	1,268,785	216,709	—	1,485,494
Gross profit	—	652,659	151,285	—	803,944
Related party license income	—	36,034	—	—	36,034
Operating expenses:
Selling, distribution, and marketing	—	405,741	86,389	—	492,130
General and administrative	5,604	118,916	43,075	—	167,595
Total operating expenses	5,604	524,657	129,464	—	659,725
Operating income (loss)	(5,604)	164,036	21,821	—	180,253
Other expense (income):
Interest expense (income)	3,829	6,284	(189)	—	9,924
Other expense (income), net	1,151	1,865	(2,059)	—	957
Total other expense (income)	4,980	8,149	(2,248)	—	10,881
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(10,584)	155,887	24,069	—	169,372
Income tax expense (benefit)	(3,932)	59,228	1,562	—	56,858
Income (loss) before equity in earnings of subsidiaries	(6,652)	96,659	22,507	—	112,514
Equity (loss) in earnings of consolidated subsidiaries	120,346	23,687	—	(144,033)	—
Income (loss) from continuing operations	113,694	120,346	22,507	(144,033)	112,514
Gain on sale of discontinued operations, net of tax	—	—	403	—	403
Income (loss) from discontinued operations, net of tax	—	—	2,056	—	2,056
Net income (loss)	113,694	120,346	24,966	(144,033)	114,973
Net (income) loss attributable to non-controlling interest	—	—	(1,279)	—	(1,279)
Net income (loss) attributable to The WhiteWave Foods Company	113,694	120,346	23,687	(144,033)	113,694
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	8,647	8,647	8,647	(17,294)	8,647
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$122,341	$128,993	$32,334	$(161,327)	$122,341

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(6,140)	$230,511	$60,242	$—	$284,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	—	(3,000)	(47,285)	—	(50,285)
Payments for acquisitions, net of cash acquired	—	(798,446)	—	—	(798,446)
Payments for property, plant, and equipment	(42,106)	(191,160)	(59,091)	—	(292,357)
Intercompany contributions	(766,016)	—	—	766,016	—
Proceeds from sale of fixed assets	—	464	—	—	464
Net cash used in investing activities	(808,122)	(992,142)	(106,376)	766,016	(1,140,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	762,526	3,490	(766,016)	—
Proceeds from the issuance of debt	1,025,000	—	—	—	1,025,000
Repayment of debt	(15,000)	—	—	—	(15,000)
Payments of capital lease obligations	—	(1,044)	—	—	(1,044)
Proceeds from revolver line of credit	625,400	—	—	—	625,400
Payments for revolver line of credit	(803,050)	—	—	—	(803,050)
Proceeds from exercise of stock options	3,092	—	—	—	3,092
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,446)	—	—	—	(7,446)
Excess tax benefit from share-based compensation	4,466	—	—	—	4,466
Payment of deferred financing costs	(18,200)	—	—	—	(18,200)
Net cash provided by financing activities	814,262	761,482	3,490	(766,016)	813,218
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,072)	—	(8,072)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(149)	(50,716)	—	(50,865)
Cash and cash equivalents, beginning of period	—	673	100,432	—	101,105
Cash and cash equivalents, end of period	$—	$524	$49,716	$—	$50,240

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(42,336)	$179,293	$47,984	$—	$184,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	(5,499)	(109,250)	(17,020)	—	(131,769)
Intercompany contributions	—	(161,645)	—	161,645	—
Proceeds from sale of fixed assets	—	92,352	—	—	92,352
Net cash provided by (used in) investing activities	(5,499)	(178,543)	(17,020)	161,645	(39,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	158,092	—	3,553	(161,645)	—
Distributions to Dean Foods, net	(829)	(126)	84	—	(871)
Repayment of debt	(15,000)	—	—	—	(15,000)
Proceeds from revolver line of credit	624,150	—	—	—	624,150
Payments for revolver line of credit	(727,050)	—	—	—	(727,050)
Proceeds from exercise of stock options	1,298	—	—	—	1,298
Excess tax benefit from share-based compensation	515	—	—	—	515
Payment of deferred financing costs	(16)	—	—	—	(16)
Net cash provided by (used in) financing activities	41,160	(126)	3,637	(161,645)	(116,974)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,182	—	3,182
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,675)	624	37,783	—	31,732
Cash and cash equivalents, beginning of period	6,675	49	62,649	—	69,373
Cash and cash equivalents, end of period	$—	$673	$100,432	$—	$101,105

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$33,879	$157,988	$44,654	$—	$236,521
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	—	(91,315)	(11,616)	—	(102,931)
Intercompany contributions	(1,162,891)	—	(16,851)	1,179,742	—
Proceeds from recoveries	—	3,356	—	—	3,356
Proceeds from sale of fixed assets	—	879	611	—	1,490
Net cash provided by (used in) investing activities - continuing operations	(1,162,891)	(87,080)	(27,856)	1,179,742	(98,085)
Net cash provided by (used in) investing activities - discontinued operations	—	—	5,900	—	5,900
Net cash provided by (used in) investing activities	(1,162,891)	(87,080)	(21,956)	1,179,742	(92,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	1,179,742	—	(1,179,742)	—
Distributions to Dean Foods, net	—	(89,867)	(40,977)	—	(130,844)
Proceeds from initial public offering, net of offering costs	367,540	—	—	—	367,540
Proceeds from the issuance of Term A-1 and Term A-2 facilities	500,000	—	—	—	500,000
Repayment of intercompany notes to Dean Foods	—	(1,155,000)	—	—	(1,155,000)
Proceeds from revolver line of credit	519,200	—	—	—	519,200
Payments for revolver line of credit	(238,650)	—	—	—	(238,650)
Proceeds from receivables-backed facility	—	—	150,735	—	150,735
Payments for receivables-backed facility	—	—	(166,650)	—	(166,650)
Payment of deferred financing costs	(12,403)	—	—	—	(12,403)
Capital contribution from (distribution to) non-controlling interest	—	(6,046)	—	—	(6,046)
Net cash provided by (used in) financing activities - continuing operations	1,135,687	(71,171)	(56,892)	(1,179,742)	(172,118)
Net cash provided by (used in) financing activities - discontinued operations	—	—	(269)	—	(269)
Net cash provided by (used in) financing activities	1,135,687	(71,171)	(57,161)	(1,179,742)	(172,387)
Effect of exchange rate changes on cash and cash equivalents	—	—	437	—	437
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,675	(263)	(34,026)	—	(27,614)
Cash and cash equivalents, beginning of period	—	312	96,675	—	96,987
Cash and cash equivalents, end of period	$6,675	$49	$62,649	$—	$69,373

21. Quarterly Results of Operations (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2014 and 2013:

	Quarter
	First	Second	Third		Fourth
	(In thousands, except share and per share data)
2014
Net sales	$830,223	$837,926	$857,467		$910,989
Gross profit	273,214	285,260	292,756		301,934
Income from continuing operations	32,360	34,407	40,857		32,561
Net income	32,360	34,407	40,857		32,561
Earnings per common share(1):
Basic earnings per common share:
Net income per common share	0.19	0.20	0.23		0.19
Diluted earnings per common share:
Net income per common share	0.18	0.19	0.23		0.18
2013
Net sales	$608,244	$615,990	$638,518		$679,311
Gross profit	218,543	224,213	226,452		238,209
Income from continuing operations	23,998	31,209	24,293	(2)	19,541	(3)
Net income	23,998	31,209	24,293	(2)	19,541	(3)
Earnings per common share(1):
Basic earnings per common share:
Net income per common share	0.14	0.18	0.14		0.11
Diluted earnings per common share:
Net income per common share	0.14	0.18	0.14		0.11
___________________________

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

22. Subsequent Events
We evaluate subsequent events and reflect accounting and disclosure requirements related to material subsequent events in our financial statements and related notes. We did not identify any material subsequent events impacting our financial statements in this report.

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

(b) Changes in Internal Control over Financial Reporting
Except for the change noted below, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the quarter ended December 31, 2014, we completed the acquisition of So Delicious, as discussed in Note 3, Acquisitions, Divestitures and Joint Venture, in the Notes to the Consolidated Financial Statements included in this Form 10-K. As part of the post-closing integration, we are in the process of completing a more complete review of So Delicious’s internal control over financial reporting and are refining and harmonizing So Delicious’s internal controls and processes with those of the Company. Management intends to exclude the internal controls of So Delicious from its annual assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2014. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
We have excluded from our assessment the internal control over financial reporting at Earthbound Farm and So Delicious, which were acquired on January 2, 2014 and October 31, 2014, respectively, whose financial statements represent 22% of total assets, 17% of net sales and 19% of operating income of the consolidated financial statement amounts as of and for the year ended December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The WhiteWave Foods Company
Denver, Colorado

We have audited the internal control over financial reporting of The WhiteWave Foods Company and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Earthbound Farm and So Delicious, which were acquired on January 2, 2014 and October 31, 2014, respectively, and whose financial statements constitute 22%, 17%, and 19% of total assets total net sales, and operating income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Earthbound Farm and So Delicious. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the allocations of expenses and debt from Dean Foods Company.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 27, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information that will be contained in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation
Information that will be contained in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information that will be contained in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information that will be contained in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information that will be contained in our proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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
James T. Hau
Vice President and Chief Accounting Officer
Dated February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2015.

Name	Title

/S/ GREGG L. ENGLES	Chairman and Chief Executive Officer
Gregg L. Engles

/S/ KELLY J. HAECKER	Chief Financial Officer
Kelly J. Haecker

/S/ JAMES T. HAU	Vice President and
James T. Hau	Chief Accounting Officer

/S/ MICHELLE P. GOOLSBY	Director
Michelle P. Goolsby

/S/ STEPHEN L. GREEN	Director
Stephen L. Green

/S/ JOSEPH S. HARDIN, JR.	Director
Joseph S. Hardin, Jr.

/S/ MARY E. MINNICK	Director
Mary E. Minnick

/S/ DOREEN A. WRIGHT	Director
Doreen A. Wright

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

1
Underwriting Agreement, dated September 12, 2014, among TheWhiteWave Foods Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative on behalf of the several underwriters named therein (1)

2	Agreement and Plan of Merger dated December 8, 2013 for the acquisition of Earthbound Farm (2)

3.1	Certificate of Incorporation of the Registrant (6)

3.2	By-laws of the Registrant, as amended and restated through February 26, 2014 (5)

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock (8)

4.2	Indenture, dated September 17, 2014, between the Company and Wells Fargo Bank, National Association, as trustee (1)

4.3	First Supplemental Indenture to the Indenture, dated September 17, 2014, among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (1)

4.4	Form of Note for 5.375% Senior Notes due 2022 (included in Exhibit 4.3) (1)

10.1	Co-Packing Agreement, dated August 2, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC, as amended (11)(12)

10.2	Amended and Restated Co-Packing Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC (6)(12)

10.3	License Agreement dated December 1, 2012 between Dean Foods Company and WWF Operating Company (6)(12)

10.4	Product Sales and Distribution Agreement, dated August 1, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC (10)(12)

10.5	Summary of Terms of Employment Agreement (translated from Dutch) between Alpro Comm. Venn. op aandelen and Bernard Deryckere, dated April 13, 2001 (7)

10.6	Amendment to Employee Agreement (translated from Dutch) between Alpro Comm. Venn. op aandelen and Bernard Deryckere, dated February 4, 2011 (7)

10.7	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Gregg L. Engles, dated December 4, 2012 (6)

10.8	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Edward F. Fugger, dated December 4, 2012 (6)

10.9	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Thomas N. Zanetich, dated December 4, 2012 (6)

10.10	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Kelly J. Haecker, dated December 4, 2012 (6)

10.11	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Blaine E. McPeak, dated December 4, 2012 (6)

10.12	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Roger E. Theodoredis, dated December 4, 2012 (6)

Exhibit Number	Description of Exhibit

10.13	Form of Change in Control Agreement dated May 1, 2013 between The WhiteWave Foods Company and Gregg L. Engles, Blaine E. McPeak and Thomas N. Zanetich (4)

10.14	Form of Amendment to the Change in Control Agreement dated March 11, 2014 between The WhiteWave Foods Company and Gregg L. Engles, Blaine E. McPeak and Thomas N. Zanetich (3)

10.15	Form of Change in Control Agreement dated May 1, 2013 between The WhiteWave Foods Company and Kelly J. Haecker, Edward F. Fugger and Roger E. Theodoredis (4)

10.16	Amended and Restated Tax Matters Agreement dated May 1, 2013 between Dean Foods Company and The WhiteWave Foods Company (4)

10.17	The WhiteWave Executive Severance Pay Plan, effective May 24, 2013 (4)

10.18	Form of Indemnification Agreement (9)

10.19	2012 Stock Incentive Plan (9)

10.20	Form of 2014 Stock Option Award Agreement for executive officers (US) (3)

10.21	Form of 2014 Stock Option Award Agreement for executive officers (EU) (3)

10.22	Form of 2014 Restricted Stock Unit Award Agreement for Executive Officers (US) (3)

10.23	Form of 2014 Restricted Stock Unit Award Agreement for Executive Officers (EU) (3)

10.24	Form of Director’s Non-Qualified Stock Option Agreement (6)

10.25	Form of Director’s Restricted Stock Unit Award Agreement (4)

10.26	Director Compensation Policy (5)

10.28	Fiscal Year 2014 Short-Term Incentive Compensation Plan-Corporate (3)

10.29	Fiscal Year 2014 Short-Term Incentive Compensation Plan-WWF Operating Company (3)

10.30	Fiscal Year 2014 Short-Term Incentive Compensation Plan-Europe (3)

10.31	Fiscal Year 2014 Short-Term Incentive Compensation Plan-Earthbound Farm (3)

10.32	Executive Deferred Compensation Plan (5)

10.33	Cream Supply Agreement, dated August 1, 2012, by and between WWF Operating Company, Suiza Dairy Group, LLC and Dean Dairy Holdings, LLC (11)

10.34
Credit Agreement, dated as of October 12, 2012, among The WhiteWave Foods Company, the subsidiary guarantors identified therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (9)

10.35	Second Amendment to Credit Agreement dated as of January 2, 2014 (2)

10.36	Incremental Term Loan Agreement dated as of January 2, 2014 (2)

10.37	Amendment 1 to Transitional Services Agreement, dated November 20, 2012, by and between Dean Foods Company and The WhiteWave Foods Company (6)

10.38	Amendment 2 to Transitional Services Agreement, dated December 28, 2012 by and between Dean Foods Company and The WhiteWave Foods Company (6)

10.39	Amendment No. 1 to Transitional Sales Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC (6)

10.40	Amendment 1 to Land O’ Lakes Transitional Sales Agreement, dated December 2, 2012, by and between WWF Operating Company and Morningstar Foods, LLC (6)

21*	Subsidiaries of the Registrant

23*	Consent of Deloitte & Touche LLP

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

___________________________

*	Submitted electronically herewith

(1)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed on September 17, 2014

(2)	Incorporated by reference to the exhibits to the Current Report on Form 8-K/A filed on January 8, 2014

(3)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

(4)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

(5)	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013

(6)	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012

(7)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File 333-183112)

(8)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 2 to Registration Statement on Form S-1 (SEC File 333-183112)

(9)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File 333-183112)

(10)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (SEC File 333-183112)

(11)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 (SEC File 333-183112)

(1)	Confidential treatment previously granted by the Securities and Exchange Commission in connection with the filing of the registrant’s Registration Statement on Form S-1 (SEC File 333-183112)
Attached as Exhibit 101 to this report are the following materials from The WhiteWave Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability.