Form 10-Q
period 2015-03-31
WHITEWAVE FOODS Co
filed 2015-05-08
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
 _______________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of April 30, 2015, there were 175,117,342 outstanding shares of common stock, par value $0.01 per share.

ii

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
The WhiteWave Foods Company
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,940	$50,240
Trade receivables, net of allowance of $2,978 and $2,343	212,348	192,692
Inventories	223,292	215,669
Deferred income taxes	29,585	30,263
Income tax receivable	6,123	14,455
Prepaid expenses and other current assets	34,130	35,868
Total current assets	536,418	539,187
Investment in equity method investments	38,625	43,160
Property, plant, and equipment, net	1,021,430	993,207
Identifiable intangible and other assets, net	717,061	729,011
Goodwill	1,051,347	1,068,276
Total Assets	$3,364,881	$3,372,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$447,080	$469,764
Current portion of debt and capital lease obligations	21,177	21,158
Income tax payable	2,400	496
Total current liabilities	470,657	491,418
Long-term debt and capital lease obligations	1,506,888	1,495,822
Deferred income taxes	266,461	267,010
Other long-term liabilities	42,057	42,104
Total liabilities	2,286,063	2,296,354
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 1,700,000,000 shares authorized, 175,104,761 issued and outstanding at March 31, 2015; 174,388,132 issued and outstanding at December 31, 2014	1,751	1,744
Class B common stock, $0.01 par value; 175,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	890,469	878,549
Retained earnings	290,659	257,312
Accumulated other comprehensive loss	(104,061)	(61,118)
Total shareholders’ equity	1,078,818	1,076,487
Total Liabilities and Shareholders’ Equity	$3,364,881	$3,372,841
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share amounts)
Net sales	$911,142	$830,223
Cost of goods sold	602,567	557,009
Gross profit	308,575	273,214
Operating expenses:
Selling, distribution, and marketing	167,761	147,391
General and administrative	70,744	72,286
Asset disposal and exit costs	—	(648)
Total operating expenses	238,505	219,029
Operating income	70,070	54,185
Other expense:
Interest expense	8,667	5,722
Other expense, net	3,801	808
Total other expense	12,468	6,530
Income before income taxes	57,602	47,655
Income tax expense	20,182	15,295
Income before loss in equity method investments	37,420	32,360
Loss in equity method investments	4,073	—
Net income	$33,347	$32,360
Weighted average common shares:
Basic	174,693,383	173,623,354
Diluted	179,152,184	176,763,409
Net income per share:
Basic	$0.19	$0.19
Diluted	$0.19	$0.18
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
Net income	$33,347	$32,360
Other comprehensive income (loss), net of tax
Change in defined benefit pension plan, net of tax benefit (expense) of ($116) and ($14)	231	41
Foreign currency translation adjustment	(43,670)	1,216
Change in fair value of derivative instruments, net of tax benefit (expense) of ($256) and $317	496	(532)
Other comprehensive income (loss), net of tax	(42,943)	725
Comprehensive income (loss)	$(9,596)	$33,085
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2014	174,388,132	$1,744	$878,549	$257,312	$(61,118)	$1,076,487
Net income	—	—	—	33,347	—	33,347
Share-based compensation	—	—	12,796	—	—	12,796
Excess tax benefit from share-based compensation	—	—	4,778	—	—	4,778
Shares issued in connection with share-based compensation	716,629	7	1,830	—	—	1,837
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(7,484)	—	—	(7,484)
Other comprehensive loss	—	—	—	—	(42,943)	(42,943)
Balance at March 31, 2015	175,104,761	$1,751	$890,469	$290,659	$(104,061)	$1,078,818
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2013	173,452,896	$1,735	$851,017	$117,127	$(8,440)	$961,439
Net income	—	—	—	32,360	—	32,360
Share-based compensation	—	—	9,625	—	—	9,625
Excess tax benefit from share-based compensation	—	—	914	—	—	914
Shares issued in connection with share-based compensation	383,479	3	2,415	—	—	2,418
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(2,547)	—	—	(2,547)
Conversion of phantom shares into restricted stock units (Note 9)	—	—	956	—	—	956
Other comprehensive income	—	—	—	—	725	725
Balance at March 31, 2014	173,836,375	$1,738	$862,380	$149,487	$(7,715)	$1,005,890
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,347	$32,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,530	27,133
Share-based compensation expense	12,796	9,625
Amortization of debt issuance costs	1,015	724
Exit costs related to asset disposals	—	(648)
(Gain) loss on fixed asset disposal	(108)	820
Deferred income taxes	5,051	752
Mark-to-market on derivative instruments	2,979	802
Noncash patronage dividends received	(1,270)	(410)
Loss in equity method investments	4,073	—
Other	(284)	450
Net change in operating assets and liabilities, net of acquisition/divestitures	(20,713)	(4,017)
Net cash provided by operating activities	64,416	67,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	—	(47,285)
Payments for acquisitions, net of cash acquired of $0 and $5,638	—	(603,373)
Proceeds from acquisition adjustments	346	—
Payments for property, plant, and equipment	(91,703)	(65,017)
Proceeds from sale of fixed assets	1,589	49
Net cash used in investing activities	(89,768)	(715,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	500,000
Repayment of debt	(5,000)	(5,000)
Payments of capital lease obligations	(290)	(253)
Proceeds from revolver line of credit	83,125	295,100
Payments on revolver line of credit	(66,750)	(182,310)
Proceeds from exercise of stock options	1,830	2,415
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,484)	(2,547)
Excess tax benefit from share-based compensation	4,778	1,028
Payment of deferred financing costs	(39)	(3,372)
Net cash provided by financing activities	10,170	605,061
Effect of exchange rate changes on cash and cash equivalents	(4,118)	468
DECREASE IN CASH AND CASH EQUIVALENTS	(19,300)	(42,506)
Cash and cash equivalents, beginning of period	50,240	101,105
Cash and cash equivalents, end of period	$30,940	$58,599
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Unpaid purchases of plant and equipment	13,177	5,851
Non-cash activity - Conversion of phantom shares to restricted stock units	—	956
See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2015 and 2014
(Unaudited)
Unless otherwise indicated, references in these notes to the unaudited condensed consolidated financial statements to “we,” “us,” “our,” “WhiteWave,” or the “Company” refer to The WhiteWave Foods Company’s operations, taken as a whole.
1. General
Nature of Our Business — We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, organic greens and produce, coffee creamers and beverages, and premium dairy products throughout North America and Europe. We also hold a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. Our brands distributed in North America include Silk and So Delicious plant-based foods and beverages, Earthbound Farm organic salads, fruits and vegetables, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products and branded macaroni and cheese and snack foods, while our European brands of plant-based foods and beverages include Alpro and Provamel, and plant-based beverages in China are sold under the Silk ZhiPuMoFang brand.
Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission ("SEC") on February 27, 2015.
In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations. Our results of operations for the three months ended March 31, 2015 and 2014 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Certain reclassifications of previously reported amounts have been made to conform to current year presentation in the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of shareholders' equity and Note 15 “Supplemental Guarantor Financial Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of income and statements of cash flows.
Recently Issued Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to clarify the principles used to recognize revenue for all entities. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. Early adoption will be permitted as of the December 31, 2015 original effective date. We are currently evaluating the effects, if any, adoption of this guidance will have on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period which amends the guidance in ASC 718 and clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Accordingly, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU’s guidance is effective for reporting periods (including interim periods) beginning after December 15, 2015. The adoption will not have an impact to the Company’s consolidated financial statements.
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. The guidance in the ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We are currently evaluating the effects, if any, adoption of this guidance will have on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are currently evaluating the effects adoption of this guidance will have on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which permits an entity with a fiscal year-end that does not fall on a month-end to measure defined benefit plan obligations and assets as of the month-end that is closest to the entity’s fiscal year-end, and apply that methodology consistently from year to year. The ASU also requires an entity to adjust the measurement of defined benefit plan obligations and assets to reflect contributions or significant events that occur between the month-end date used to measure defined benefit plan obligations and assets and the entity’s fiscal year-end. ASU 2015-04 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires prospective application and permits earlier application for all entities. We do not believe the adoption of this guidance will have an impact on the Company's consolidated financial statements.
2. Acquisitions and Divestitures
Acquisitions
Earthbound Farm
On January 2, 2014, the Company acquired Earthbound Farm, one of the largest organic produce brands in North America, from the existing shareholders in accordance with an Agreement and Plan of Merger dated December 8, 2013. The acquisition added to our focus on high-growth product categories that are aligned with emerging customer trends. The total consideration for the acquisition was approximately $608.7 million in cash. The acquisition was funded by approximately $615 million in borrowings under our senior secured credit facilities.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $255.6 million. Intangible assets subject to amortization of $104.9 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. We have completed the purchase price allocation related to the Earthbound acquisition, however, certain negotiations regarding the final purchase price adjustments are ongoing. Any future adjustments will be recorded in earnings in the period such adjustments are determined. Earthbound Farm’s results of operations have been included in our unaudited condensed consolidated statements of income and the results of operations of our Americas Fresh Foods segment from the date of acquisition.
The following table summarizes allocation of the purchase price to the fair value of assets acquired.

January 2, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$5,638
Inventories	22,299
Other current assets	54,260
Property, plant and equipment	147,390
Trademarks	150,700
Intangible assets with finite lives	104,900
Liabilities assumed:
Accounts payable and other accruals	58,328
Income taxes and deferred taxes, net	26,857
Obligations under capital leases	22,646
Total identifiable net assets	377,356
Goodwill	231,309
Total purchase price	$608,665
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Earthbound Farm assets into our operations. Goodwill was recorded in the Americas Fresh Foods segment. The amount of goodwill expected to be tax deductible is approximately $88.4 million.
So Delicious Dairy Free
On October 31, 2014, the Company acquired the company that owns So Delicious® Dairy Free ("So Delicious") from its existing shareholders for total consideration of approximately $196.6 million in cash. So Delicious manufactures, markets and distributes plant-based beverages, creamers, cultured products and frozen desserts and is based in Springfield, Oregon. So Delicious’ results of operations have been included in our statements of income and the results of operations of our Americas Foods & Beverages segment from the date of acquisition.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $83.0 million. Intangible assets subject to amortization of $29.8 million are being amortized over a weighted average period of 15 years and relate primarily to customer relationships. Certain estimated values for the So Delicious acquisition are not yet finalized pending the final purchase price allocations and are subject to change as additional information is obtained. We expect to finalize the allocation of the purchase price in 2015.
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the purchase price.

October 31, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$1,552
Inventories	21,528
Other current assets	8,834
Property, plant and equipment	8,504
Trademarks	53,216
Intangible assets with finite lives	29,768
Liabilities assumed:
Accounts payable and other accruals	11,036
Other long-term liabilities	429
Total identifiable net assets	111,937
Goodwill	84,688
Total purchase price	$196,625
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the So Delicious assets into our operations. Goodwill is recorded in the Americas Foods & Beverages segment. All of the goodwill is tax deductible.
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
Idaho Dairy Farm
In 2013, management approved a plan to sell the assets of its dairy farm located in Idaho which was completed in the fourth quarter of 2013. Management’s decision to sell the Idaho dairy farm was based on the strategic decision to focus on Americas Foods & Beverages' core processing, marketing and distribution capabilities. In conjunction with the sale of the Idaho dairy farm, we recorded an impairment charge of $11.1 million included in asset disposal and exit costs in our financial statements. Cash received at the time of sale in the fourth quarter of 2013 was $31.0 million, net of disposal costs. In addition, we recorded a note receivable for $6.4 million which was fully collected by the second quarter of 2014.
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

During the three months ended March 31, 2014, we recorded a reversal of $0.7 million of the prior period expenses of which $0.3 million related to the impairment charge and $0.4 million related to the lease liability and severance costs. All liabilities were fully settled as of December 31, 2014.

3. Joint Venture with China Mengniu Dairy Company
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-based beverage products and other nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings, Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility in China, where the joint venture manufactures its products. Mengniu was the majority owner of Yashili. The purchase price for Zhengzhou was approximately $80.9 million (Chinese RMB 504 million), including $60.3 million (Chinese RMB 376.7 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations.
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. During the three months ended March 31, 2014, we contributed $47.3 million of cash to the joint venture. No contributions were made during the three months ended March 31, 2015 as the joint venture entered into a credit facility with Mengniu up to Chinese RMB 120 million ($19.4 million USD) that is expected to support its liquidity requirements for 2015. We guarantee up to 49% on the total commitment amount of this credit facility or Chinese RMB 58.8 million ($9.5 million USD). As of March 31, 2015, the joint venture had borrowed Chinese RMB 40 million ($6.5 million) under the facility.
In connection with the formation of the joint venture, we incurred $0.3 million in expenses for the three months ended March 31, 2014, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.

4. Inventories
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$111,267	$101,418
Finished goods	112,025	114,251
Total	$223,292	$215,669
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows:

	Americas Foods & Beverages	Americas Fresh Foods	Europe Foods & Beverages	Total
	(In thousands)
Balance at December 31, 2014	$685,173	$231,309	$151,794	$1,068,276
Purchase adjustment	(169)	—	—	(169)
Foreign currency translation	—	—	(16,760)	(16,760)
Balance at March 31, 2015	$685,004	$231,309	$135,034	$1,051,347
The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$537,639	$—	$537,639	$547,072	$—	$547,072
Intangible assets with finite lives:
Customer-related and other	157,500	(28,583)	128,917	158,302	(26,677)	131,625
Supplier relationships	12,000	(1,200)	10,800	12,000	(960)	11,040
Non-compete agreements	600	(250)	350	600	(200)	400
Trademarks	968	(964)	4	968	(964)	4
Total	$708,707	$(30,997)	$677,710	$718,942	$(28,801)	$690,141

 (1) The change in the carrying amount of intangible assets with indefinite lives is the result of foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the three months ended March 31, 2015 and 2014 was $2.8 million and $2.6 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2015	$12.1
2016	11.8
2017	11.6
2018	11.6
2019	10.4
6. Income Taxes
For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.
The effective tax rate for the three months ended March 31, 2015 was 35.0% compared to 32.1% for the three months ended March 31, 2014. The increase in the effective tax rate was primarily due to a reduction in our deferred tax liabilities recognized in the first quarter of 2014, as a result of lower state apportionment driven by the sale of the Idaho dairy farm. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
7. Debt and Capital Lease Obligations
Our outstanding debt and capital lease obligations as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015			December 31, 2014
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,006,375	2.11%	*	$995,000	2.11%	*
Senior unsecured notes	500,000	5.38%		500,000	5.38%
Capital lease obligations	21,690			21,980
Less current portion	(21,177)			(21,158)
Total long-term debt	$1,506,888			$1,495,822

*	Represents a weighted average rate, including applicable interest rate margins.

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
As of March 31, 2015, we had outstanding borrowings of $1.0 billion under our original $2.0 billion senior secured credit facilities, which consisted of $990.0 million of term loan borrowings and $16.4 million borrowed under our $1.0 billion revolving credit facility commitment. We further had $5.9 million in outstanding letters of credit issued under our revolving credit facility, based on our current commitment level and subject to financial covenant requirements. As of March 31, 2015, the revolving credit facility and term loan A-1 bear interest at a rate of LIBOR plus 1.75% and the term loan A-2 at a rate of LIBOR plus 2.00%.
Alpro Revolving Credit Facility
In the three months ended March 31, 2015, Alpro maintained a revolving credit facility not to exceed €20 million ($21.5 million USD) or its currency equivalent. The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €20 million letters of credit ($21.5 million USD) or its currency equivalent. As of March 31, 2015, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on May 29, 2015. We intend to extend or replace this facility upon maturity.
Senior Unsecured Notes
On September 17, 2014, we issued $500.0 million in aggregate principal amount of senior notes. The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year, which began on April 1, 2015. The net proceeds from the issuance and sale of the notes, after deducting underwriting discounts and commission and offering expenses, was approximately $490.7 million. We utilized the proceeds of the issuance to pay down all outstanding borrowings under our senior secured revolving commitment, with the remaining proceeds increasing our cash balances.
Capital Lease Obligations
We are party to leases of certain operating facilities and equipment under capital lease arrangements which bear interest at rates from 3.1% to 8.0% and have expiration dates through 2033. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheets.
8. Derivative Financial Instruments and Fair Value Measurement

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
The following table summarizes the terms of the interest rate swap agreements as of March 31, 2015:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked-to-market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheets. Losses on these contracts were $3.8 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Gains and losses are recorded in other expense in our unaudited condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our unaudited condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 is included in the table below.
Credit risk under these arrangements is believed to be remote as the counterparties to the interest rate swap agreements are major financial institutions; however, if any of the counterparties to the swap agreements become unable to fulfill their obligation, we may lose any financial benefits of these arrangements.

Commodities
We are exposed to commodity and raw material price fluctuations, including organic and conventional milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity, but can be longer in some cases. These contracts are considered normal purchases.
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from qualified financial institutions for commodities associated with the production and distribution of our products. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our commodity hedges is recorded as an adjustment to distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated as hedges are allocated to cost of goods sold and selling, distribution, and marketing expenses in our unaudited condensed consolidated statements of income. For the three months ended March 31, 2015, we recorded a $0.8 million gain related to our commodities contracts.
There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three months ended March 31, 2015 and 2014. A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 17.9% and 18.6% of our long-lived assets as of March 31, 2015 and December 31, 2014, respectively, and 18.8% and 19.7% of net sales for the three months ended March 31, 2015 and 2014, respectively. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our primary exposures to foreign exchange rates are the Euro, the British Pound, the Canadian dollar, and the Chinese RMB against the U.S. dollar. We employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates related to the purchase of raw materials. We have foreign exchange contracts through March 2016. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three months ended March 31, 2015 and 2014.

Fair Value - Derivatives
As of March 31, 2015 and December 31, 2014, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$1,588	$1,159	$—	$—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	17,542	17,562
Commodities contracts - current (1)	—	—	9,063	9,886
Interest rate swap contracts - noncurrent (2)	—	—	13,069	13,853
Total derivatives	$1,588	$1,159	$39,674	$41,301

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Losses/(gains) on foreign currency contracts (1)	$(12)	$160
Losses/(gains) on commodities contracts (2)	—	(823)

(1)	Recorded in cost of goods sold in our unaudited condensed consolidated statements of income.

(2)	Recorded in distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income.
Based on current exchange rates, we estimate that $1.6 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive loss within the next 12 months.

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

A summary of our financial assets and liabilities subject to recurring fair value measurements and the basis for that measurement according to the levels in the fair value hierarchy as of March 31, 2015 and December 31, 2014 is as follows:

	Fair value as of March 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$22	$22	$—	$—
Supplemental Executive Retirement Plan investments	2,635	2,635	—	—
Foreign currency contracts	1,588	—	1,588	—
Deferred compensation investments	4,205	—	4,205	—
	$8,450	$2,657	$5,793	$—
Liabilities:
Senior unsecured notes	$539	$539	$—	$—
Commodities contracts	9,063	—	9,063	—
Interest rate swap contracts	30,611	—	30,611	—
	$40,213	$539	$39,674	$—

As of March 31, 2015, we had no transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2015 were included in Level 2.

	Fair value as of December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$25	$25	$—	$—
Supplemental Executive Retirement Plan investments	2,635	2,635	—	—
Foreign currency contracts	1,159	—	1,159	—
Deferred compensation investments	4,674	—	4,674	—
	$8,493	$2,660	$5,833	$—
Liabilities:
Senior unsecured notes	$516	$516	$—	$—
Commodities contracts	9,886	—	9,886	—
Interest rate swap contracts	31,415	—	31,415	—
	$41,817	$516	$41,301	$—
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
The deferred compensation investments are primarily invested in mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active.
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

9. Share-Based Compensation
Twenty million shares of our common stock are reserved for issuance under the 2012 Stock Incentive Plan (the “2012 SIP”) upon the exercise of stock options, restricted stock units (“RSUs”), performance stock units ("PSUs") or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also includes awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted to our employees under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control, except for PSUs and all equity awards granted in and after 2015 to the Company’s executive officers. Unvested awards vest immediately in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon an employee’s death or qualified disability, and (iii) except for awards granted in connection with the Company’s initial public offering, an employee with 10 years of service retires after reaching the age of 55.
Share-Based Compensation Expense
The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(In thousands)
Share-based compensation expense:
Stock options	$4,676	$4,540
RSUs	5,953	5,085
PSUs	2,167	—
Phantom shares	364	1,943
SARs	779	171
Total share-based compensation expense	$13,939	$11,739

Stock Options
Under the terms of the 2012 SIP, options may be granted to purchase our common stock at a price equal to the market price on the date the option is granted. Our employee options vest one-third on each of the first, second and third anniversary of the grant date.
Share-based compensation expense for stock options is recognized ratably over the vesting period within general and administrative expense. The expense totaled $4.7 million and $4.5 million for the three months ended March 31, 2015 and

2014, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2015	2014
Expected volatility	28% - 29%	28% - 29%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.45% to 1.79%	1.82% to 2.10%
Forfeiture rate	—%	—%
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
The following table summarizes stock option activity during the three months ended March 31, 2015:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2015	11,349,286	$18.03
Granted	653,328	38.86
Forfeited, cancelled and expired (1)	(11,874)	24.56
Exercised	(821,895)	23.97
Options outstanding at March 31, 2015	11,168,845	$18.81	6.30	$285,187,178
Options vested and expected to vest at March 31, 2015	11,168,845	$18.81	6.30	$285,187,178
Options exercisable at March 31, 2015	8,555,054	$17.01	5.61	$233,831,425

(1)	Pursuant to the terms of the 2012 SIP, options that are cancelled or forfeited may be available for future grants.
During the three months ended March 31, 2015, we received $1.8 million of cash from stock option exercises. At March 31, 2015, there was $13.1 million of unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.54 years.
Restricted Stock Units
RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the three months ended March 31, 2015:

RSUs outstanding January 1, 2015	1,347,855
RSUs issued	322,200
Shares issued upon vesting of RSUs	(542,633)
RSUs cancelled or forfeited (1)	(6,863)
RSUs outstanding at March 31, 2015	1,120,559
Weighted average grant date fair value per share	$26.97

(1)
Pursuant to the terms of the 2012 SIP, RSUs are withheld by the Company to cover the employee's minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

Compensation expense for RSUs is recognized ratably over the vesting period. RSU expense totaled $6.0 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was $21.3 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.67 years.

Performance Stock Units
In February 2015, we granted PSUs to our executive officers under the 2012 SIP as part of our long-term incentive compensation program. PSUs vest based on a comparison of the Company’s EPS growth over the three-year performance period to the EPS growth of companies in the S&P 500 over the same period. In the first year, one third of the PSUs will vest based on our EPS growth in that year compared to the one-year EPS growth of S&P 500 companies. In the second year, one third of the PSUs will vest based on our cumulative EPS growth over the past two years compared to the cumulative two-year EPS growth of S&P 500 companies. In the third year, one third of the PSUs will vest based on our cumulative EPS growth over the past three years compared to the cumulative three-year EPS growth of S&P 500 companies. PSUs will be converted to common stock upon vesting and the payout range is 0 to 200%.

We will recognize share-based compensation expense within general and administrative expenses in the consolidated statements of income over the three year performance period based on the Company’s estimated relative performance for each vesting tranche. Accordingly, in 2015 we will recognize 100% of the estimated first year expense, 50% of the estimated second year expense and 33.3% of the estimated third year expense. As of March 31, 2015, we have expensed based upon a target payout assumption of 100%.

The following table summarizes PSU activity during the three months ended March 31, 2015:

PSUs outstanding January 1, 2015	—
PSUs issued	107,358
Shares issued upon vesting of PSUs	—
PSUs cancelled or forfeited (1)	—
PSUs outstanding at March 31, 2015	107,358
Weighted average grant date fair value per share	$38.96

(1)
Pursuant to the terms of the 2012 SIP, PSUs will be withheld to cover the employee's minimum statutory tax withholding when shares are issued. PSUs that are cancelled or forfeited may be available for future grants.

PSU expense totaled $2.2 million for the three months ended March 31, 2015. At March 31, 2015, there was $2.0 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.14 years.
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
Compensation expense for phantom shares totaled $0.4 million and $1.9 million for the three months ended March 31, 2015 and 2014. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $1.1 million and $0.8 million as of March 31, 2015 and December 31, 2014, respectively. The 2015 cash settlement of WhiteWave phantom shares was $0.3 million.
The following table summarizes the phantom share activity during the three months ended March 31, 2015:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2015	32,146	$16.19
Granted	—	—
Converted/paid	(7,081)	15.16
Forfeited	—	—
Outstanding at March 31, 2015	25,065	$16.48

Stock Appreciation Rights
We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date.

     The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statements of income. The expense totaled $0.8 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheets totaling $1.9 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively. The following table summarizes SAR activity during the three months ended March 31, 2015:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2015	263,520	$16.49
Granted	—	—
Forfeited and cancelled (1)	—	—
Exercised	—	—
SARs outstanding at March 31, 2015	263,520	$16.49	7.66	$7,339,441
SARs vested and expected to vest at March 31, 2015	263,520	$16.49	7.66	$7,339,441
SARs exercisable at March 31, 2015	172,706	$16.49	7.66	$4,809,373

(1)	Pursuant to the terms of the 2012 SIP, SARs that are cancelled or forfeited may be available for future grants.

10. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2015	$774	$(2,050)	$(59,842)	$(61,118)
Other comprehensive income/(loss) before reclassifications	484	255	(43,670)	(42,931)
Amounts reclassified from accumulated other comprehensive income/(loss)	12	(24)	—	(12)
Other comprehensive income/(loss), net of tax expense of $372	496	231	(43,670)	(42,943)
Balance at March 31, 2015	$1,270	$(1,819)	$(103,512)	$(104,061)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 11 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2014 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2014	$205	$(793)	$(7,852)	$(8,440)
Other comprehensive income/(loss) before reclassifications	(1,195)	45	1,216	66
Amounts reclassified from accumulated other comprehensive income/(loss)	663	(4)	—	659
Other comprehensive income/(loss), net of tax benefit of $303	(532)	41	1,216	725
Balance at March 31, 2014	$(327)	$(752)	$(6,636)	$(7,715)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 11 “Employee Retirement Plans.”

11. Employee Retirement Plans
We have employee benefit plans including a 401(k) plan and European pension plans. Additionally, we contribute to one multiemployer pension plan on behalf of our employees. We have separate, stand-alone defined benefit pension plans for Alpro. The benefits under our Alpro defined benefit plans are based on years of service and employee compensation.
The components of net periodic benefit cost for our pension plans for the three months ended March 31, 2015 and 2014 are detailed below:

	Three months ended March 31,
	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$444	$452
Interest cost	84	158
Expected return on plan assets	(68)	(117)
Amortization:
Prior service cost	—	3
Unrecognized net loss	24	1
Net periodic benefit cost	$484	$497
12. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $5.6 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheets.
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
13. Segment, Geographic, and Customer Information

For the first three quarters of 2014, we reported operating results through two reportable segments:  North America and Europe.  In the fourth quarter of 2014, we determined that the Earthbound Farm business, which we acquired in January 2014, would be operated largely autonomously and would continue to be led by its own President for the foreseeable future.  As a result, we reported results of operations through three reportable segments:  Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.
Our business is organized into three operating and reportable segments, Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages, based on our go-to-markets strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our CEO, monitors operating performance, allocates resources, and deploys capital.
The Americas Foods & Beverages segment offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy product categories throughout North America, our Americas Fresh Foods segment offers organic greens and produce throughout North America, and our Europe Foods & Beverages segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers and distributors. We utilize nine manufacturing plants, multiple distribution centers, and three strategic co-packers across the United States. Additionally, we have three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize third-party co-packers across Europe for certain products.
We evaluate the performance of our segments based on sales and operating income. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.
In addition, the results of the China joint venture and the expense related to share-based compensation, which has not been allocated to our segments, are reflected entirely within the caption “Corporate and other”.

The following table presents the summarized income statement amounts by segment:

	Three months ended March 31,
	2015	2014
	(In thousands)
Total net sales:
Americas Foods & Beverages	$640,726	$558,510
Americas Fresh Foods	139,648	146,091
Europe Foods & Beverages	130,768	125,622
Total	$911,142	$830,223
Operating income:
Americas Foods & Beverages	$73,942	$66,037
Americas Fresh Foods	7,763	8,537
Europe Foods & Beverages	14,364	10,397
Total reportable segment operating income	$96,069	$84,971
Corporate and other	(25,999)	(30,786)
Total operating income	$70,070	$54,185
Other expense:
Interest expense	$8,667	$5,722
Other expense, net	3,801	808
Income before taxes	$57,602	$47,655
Depreciation and amortization:
Americas Foods & Beverages	$16,493	$14,928
Americas Fresh Foods	6,032	6,256
Europe Foods & Beverages	4,441	5,672
Corporate and other	564	277
Total	$27,530	$27,133
The following tables present sales amounts by product categories:

	Three months ended March 31,
	2015	2014
	(In thousands)
Total net sales:
Americas Foods & Beverages
Plant-based food and beverages	$206,326	$171,499
Coffee creamers and beverages	257,769	233,166
Premium dairy	176,631	153,845
Americas Foods & Beverages net sales	640,726	558,510

Americas Fresh Foods
Organic greens and produce	139,648	146,091
Americas Fresh Foods net sales	139,648	146,091

Europe Foods & Beverages
Plant-based food and beverages	130,768	125,622
Europe Foods & Beverages net sales	130,768	125,622

Total net sales	$911,142	$830,223

The following tables present assets and capital expenditures by segment:

	March 31, 2015	December 31, 2014
	(In thousands)
Assets:
Americas Foods & Beverages	$1,977,137	$1,935,524
Americas Fresh Foods	717,383	713,211
Europe Foods & Beverages	524,718	563,963
Corporate	145,643	160,143
Total	$3,364,881	$3,372,841

	Three months ended March 31,
	2015	2014
	(In thousands)
Capital expenditures:
Americas Foods & Beverages	$46,731	$35,010
Americas Fresh Foods	5,998	3,270
Europe Foods & Beverages	20,378	7,987
Corporate	128	760
Total	$73,235	$47,027
Significant Customers
The Company had a single customer that represented 14.4% and 14.6% of our consolidated net sales in the three months ended March 31, 2015 and 2014, respectively. Sales to this customer are primarily included in our Americas Foods & Beverages segment.

14. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$33,347	$32,360
Denominator:
Weighted average common shares	174,693,383	173,623,354
Basic earnings per share	$0.19	$0.19
Diluted earnings per share computation:
Numerator:
Net income	$33,347	$32,360
Denominator:
Weighted average common shares - basic	174,693,383	173,623,354
Stock option conversion (1)	3,889,110	2,592,072
Stock units (2)	569,691	547,983
Weighted average common shares - diluted	179,152,184	176,763,409
Diluted earnings per share	$0.19	$0.18

(1) Anti-dilutive options excluded	306,268	1,341,572
(2) Anti-dilutive RSUs excluded	428	42,935
15. Supplemental Guarantor Financial Information

In September of 2014, we issued debt securities that are guaranteed by certain of our 100% owned subsidiaries. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the balance sheets as of March 31, 2015 and December 31, 2014 and the statements of comprehensive income for the three months ended March 31, 2015 and 2014 and cash flows for each of the three months ended March 31, 2015 and 2014 for The WhiteWave Foods Company (referred to as “Parent” for the purpose of this note only), the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for this presentation. All guarantors of our debt securities are also guarantors for our senior secured credit facilities. Our senior secured credit facilities are secured by security interest and liens on substantially all of our assets and the assets of our domestic subsidiaries and is presented in the Parent column of the accompanying condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014.

Condensed Consolidating Balance Sheets

	March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,045	$29,895	$—	$30,940
Trade receivables, net of allowance	2,419	140,641	69,288	—	212,348
Inventories	—	191,065	32,227	—	223,292
Deferred income taxes	12,462	15,453	1,670	—	29,585
Income tax receivable	6,123	—	—	—	6,123
Prepaid expenses and other current assets	3,017	20,293	10,820	—	34,130
Intercompany receivables	996,108	392,579	—	(1,388,687)	—
Total current assets	1,020,129	761,076	143,900	(1,388,687)	536,418
Investment in unconsolidated entity	2,865	—	35,760	—	38,625
Investment in consolidated subsidiaries	1,970,399	400,949	—	(2,371,348)	—
Property, plant, and equipment, net	7,593	826,018	187,819	—	1,021,430
Deferred income taxes	20,223	—	—	(20,223)	—
Identifiable intangible and other assets, net	32,192	599,144	85,725	—	717,061
Goodwill	—	916,313	135,034	—	1,051,347
Total Assets	$3,053,401	$3,503,500	$588,238	$(3,780,258)	$3,364,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,214	$299,175	$102,691	$—	$447,080
Current portion of debt and capital lease obligations	20,000	1,177	—	—	21,177
Income tax payable	—	—	2,400	—	2,400
Intercompany payables	392,579	969,331	26,777	(1,388,687)	—
Total current liabilities	457,793	1,269,683	131,868	(1,388,687)	470,657
Long-term debt and capital lease obligations	1,486,375	20,513	—	—	1,506,888
Deferred income taxes	—	241,096	45,588	(20,223)	266,461
Other long-term liabilities	30,415	1,809	9,833	—	42,057
Total liabilities	1,974,583	1,533,101	187,289	(1,408,910)	2,286,063
Total shareholders' equity	1,078,818	1,970,399	400,949	(2,371,348)	1,078,818
Total Liabilities and Shareholders' Equity	$3,053,401	$3,503,500	$588,238	$(3,780,258)	$3,364,881

Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$524	$49,716	$—	$50,240
Trade receivables, net of allowance	317	134,352	58,023	—	192,692
Inventories	—	182,770	32,899	—	215,669
Deferred income taxes	12,305	15,742	2,216	—	30,263
Income tax receivable	13,382	—	1,073	—	14,455
Prepaid expenses and other current assets	4,632	18,318	12,918	—	35,868
Intercompany receivables	1,087,095	504,442	—	(1,591,537)	—
Total current assets	1,117,731	856,148	156,845	(1,591,537)	539,187
Equity method investments	—	3,000	40,160	—	43,160
Investment in consolidated subsidiaries	1,968,899	438,832	—	(2,407,731)	—
Property, plant, and equipment, net	7,953	795,696	189,558	—	993,207
Deferred income taxes	20,835	—	—	(20,835)	—
Identifiable intangible and other assets, net	31,803	600,592	96,616	—	729,011
Goodwill	—	916,482	151,794	—	1,068,276
Total Assets	$3,147,221	$3,610,750	$634,973	$(4,020,103)	$3,372,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,478	$319,247	$109,039	$—	$469,764
Current portion of debt and capital lease obligations	20,000	1,158	—	—	21,158
Income taxes payable	—	—	496	—	496
Intercompany payables	504,442	1,062,081	25,014	(1,591,537)	—
Total current liabilities	565,920	1,382,486	134,549	(1,591,537)	491,418
Long-term debt and capital lease obligations	1,475,000	20,822	—	—	1,495,822
Deferred income taxes	—	236,983	50,862	(20,835)	267,010
Other long-term liabilities	29,814	1,560	10,730	—	42,104
Total liabilities	2,070,734	1,641,851	196,141	(1,612,372)	2,296,354
Total shareholders' equity	1,076,487	1,968,899	438,832	(2,407,731)	1,076,487
Total Liabilities and Shareholders' Equity	$3,147,221	$3,610,750	$634,973	$(4,020,103)	$3,372,841

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$780,374	$130,768	$—	$911,142
Cost of goods sold	—	528,005	74,562	—	602,567
Gross profit	—	252,369	56,206	—	308,575
Operating expenses:
Selling, distribution, and marketing	—	137,711	30,050	—	167,761
General and administrative	24,187	32,952	13,605	—	70,744
Total operating expenses	24,187	170,663	43,655	—	238,505
Operating (loss) income	(24,187)	81,706	12,551	—	70,070
Other expense (income):
Interest expense	8,337	263	67	—	8,667
Other expense (income), net	(30,514)	34,312	3	—	3,801
Total other expense (income)	(22,177)	34,575	70	—	12,468
Income (loss) before income taxes and equity in earnings of subsidiaries	(2,010)	47,131	12,481	—	57,602
Income tax expense	(73)	17,364	2,891	—	20,182
Income (loss) before loss in equity method investments and equity in earnings of subsidiaries	(1,937)	29,767	9,590	—	37,420
Loss in equity method investments	135	—	3,938	—	4,073
Equity in earnings of consolidated subsidiaries	35,419	5,652	—	(41,071)	—
Net income	33,347	35,419	5,652	(41,071)	33,347
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	(42,943)	(42,943)	(43,669)	86,612	(42,943)
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$(9,596)	$(7,524)	$(38,017)	$45,541	$(9,596)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Total net sales	$—	$704,601	$125,622	$—	$830,223
Cost of goods sold	—	483,095	73,914	—	557,009
Gross profit	—	221,506	51,708	—	273,214
Operating expenses:
Selling, distribution, and marketing	—	118,130	29,261	—	147,391
General and administrative	30,074	29,451	12,761	—	72,286
Asset disposal and exit costs	—	(648)	—	—	(648)
Total operating expenses	30,074	146,933	42,022	—	219,029
Operating (loss) income	(30,074)	74,573	9,686	—	54,185
Other expense (income):
Interest expense	5,365	321	36	—	5,722
Other expense (income), net	(32,854)	33,655	7	—	808
Total other expense (income)	(27,489)	33,976	43	—	6,530
Income (loss) before income taxes and equity in earnings of subsidiaries	(2,585)	40,597	9,643	—	47,655
Income tax expense	373	13,242	1,680	—	15,295
Income (loss) before equity in earnings of subsidiaries	(2,958)	27,355	7,963	—	32,360
Equity in earnings of consolidated subsidiaries	35,318	7,963	—	(43,281)	—
Net income	32,360	35,318	7,963	(43,281)	32,360
Other comprehensive income (loss), net of tax, attributable to The WhiteWave Foods Company	725	725	1,234	(1,959)	725
Comprehensive income (loss) attributable to The WhiteWave Foods Company	$33,085	$36,043	$9,197	$(45,240)	$33,085

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$22,628	$38,554	$3,234	$—	$64,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition adjustments	—	346	—	—	346
Payments for property, plant, and equipment	(188)	(71,504)	(20,011)	—	(91,703)
Intercompany contributions	(32,900)	—	—	32,900	—
Proceeds from sale of fixed assets	—	1,589	—	—	1,589
Net cash used in investing activities	(33,088)	(69,569)	(20,011)	32,900	(89,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	31,826	1,074	(32,900)	—
Repayment of debt	(5,000)	—	—	—	(5,000)
Payments of capital lease obligations	—	(290)	—	—	(290)
Proceeds from revolver line of credit	83,125	—	—	—	83,125
Payments for revolver line of credit	(66,750)	—	—	—	(66,750)
Proceeds from exercise of stock options	1,830	—	—	—	1,830
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,484)	—	—	—	(7,484)
Excess tax benefit from share-based compensation	4,778	—	—	—	4,778
Payment of deferred financing costs	(39)	—	—	—	(39)
Net cash provided by financing activities	10,460	31,536	1,074	(32,900)	10,170
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,118)	—	(4,118)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	521	(19,821)	—	(19,300)
Cash and cash equivalents, beginning of period	—	524	49,716	—	50,240
Cash and cash equivalents, end of period	$—	$1,045	$29,895	$—	$30,940

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(12,732)	$69,147	$11,176	—	$67,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investment	—	—	(47,285)	—	(47,285)
Payments for acquisition, net of cash acquired of $5,638	—	(603,373)	—	—	(603,373)
Payments for property, plant, and equipment	(427)	(57,605)	(6,985)	—	(65,017)
Intercompany contributions	(592,155)	—	—	592,155	—
Proceeds from sale of fixed assets	—	49	—	—	49
Net cash provided by (used in) investing activities	(592,582)	(660,929)	(54,270)	592,155	(715,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	591,812	343	(592,155)	—
Proceeds from the issuance of debt	500,000	—	—	—	500,000
Repayment of debt	(5,000)	—	—	—	(5,000)
Payments of capital lease obligations	—	(253)	—	—	(253)
Proceeds from revolver line of credit	295,100	—	—	—	295,100
Payments for revolver line of credit	(182,310)	—	—	—	(182,310)
Proceeds from exercise of stock options	2,415	—	—	—	2,415
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,547)	—	—	—	(2,547)
Excess tax benefit from share-based compensation	1,028	—	—	—	1,028
Payment of deferred financing costs	(3,372)	—	—	—	(3,372)
Net cash provided by (used in) financing activities	605,314	591,559	343	(592,155)	605,061
Effect of exchange rate changes on cash and cash equivalents	—	—	468	—	468
DECREASE IN CASH AND CASH EQUIVALENTS	—	(223)	(42,283)	—	(42,506)
Cash and cash equivalents, beginning of period	—	673	100,432	—	101,105
Cash and cash equivalents, end of period	$—	$450	$58,149	$—	$58,599
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31,

2014. Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to The WhiteWave Foods Company and its operating and non-operating subsidiaries included within our reporting segments and Corporate.
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
Overview of the Business
We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, organic greens and produce, coffee creamers and beverages, and premium dairy products throughout North America and Europe. We also hold a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. Our brands distributed in North America include Silk and So Delicious plant-based foods and beverages, Earthbound Farm organic salads, fruits and vegetables, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products and branded macaroni and cheese and snack foods, while our European brands of plant-based foods and beverages include Alpro and Provamel, and plant-based beverages in China are sold under the Silk ZhiPuMoFang brand.
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
Acquisitions and Formation of Joint Venture
We have grown and intend to continue to grow our business in part by acquiring new brands and businesses, and forming joint ventures, both in the United States and globally. The addition of acquisitions or joint ventures allows us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations. In 2014, we completed the acquisitions of Earthbound Farm and So Delicious, and entered into a joint venture with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company.
New Product Introductions

We will continue to respond to evolving consumer preferences by delivering innovative products. We have a proven track record of innovation through either creating or largely developing the organic milk, plant-based beverage, and flavored non-dairy creamer subcategories through successful product introductions under our Silk, Alpro, Horizon Organic, and International Delight brands. We continue to focus on innovation that we believe will drive increased consumption of our products.

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
Consumer Preferences for Nutritious, Flavorful, Convenient, and Responsibly Produced Products
The plant-based foods and beverages, coffee creamers and beverages, premium dairy, and organic greens and produce categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. Our plant-based foods and beverages and premium dairy products are well positioned within the dairy and dairy alternatives sector, and together with our organic greens, are well positioned within the organic sector. The growth of the organic sector is outpacing the growth of the overall food and beverage industry. In addition, our coffee creamers and beverages continue to benefit from the growth and overall size of the creamers sector.
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
Matters Affecting Comparability
Our results of operations for the three months ended March 31, 2015 and 2014 were affected by the following:

Reportable Segments
For the first three quarters of 2014, we reported operating results through two reportable segments:  North America and Europe.  In the fourth quarter of 2014, we determined that the Earthbound Farm business, which we acquired in January 2014, would be operated largely autonomously and would continue to be led by its own President for the foreseeable future.  As a result, we are reporting results of operations through three reportable segments:  Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.
China Joint Venture
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-based beverage products and other nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. While the joint venture agreement was signed in January, 2014, the joint venture did not commence operations until the 2014 second quarter, when it purchased and built out a production facility. The joint venture launched plant-based beverages in China under the Silk ZhiPuMoFang brand name in late December 2014. Products are now available in several major Chinese markets and include almondmilk and walnut milk beverages available in both single-serve and multi-pack formats. The joint venture expects to continue investing in brand building and marketing behind the launch of these beverages in 2015.

Acquisition of So Delicious
On October 31, 2014, the Company acquired the company that owns So Delicious Dairy Free ("So Delicious") from its existing shareholders. The acquisition added to our focus on high-growth product categories that are aligned with emerging customer trends particularly in the plant-based food and beverage category. The total purchase price for the acquisition was approximately $196.6 million in cash, subject to post-closing working capital adjustments and indemnification claims. Certain estimated values for the So Delicious acquisition are not yet finalized pending the final purchase price allocations and are subject to change as additional information is obtained. We expect to finalize the allocation of the purchase price in 2015. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. So Delicious is reported within the Americas Foods & Beverages segment.
Foreign Exchange Movements
Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our primary exposures to foreign exchange rates are the Euro, the British Pound, the Canadian dollar, and the Chinese RMB against the U.S. dollar. The financial statements of our Europe Foods & Beverages segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country of our subsidiary. Accordingly, income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses.
Results of Operations
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	Three months ended March 31,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Total net sales	$911.1	100.0%	$830.2	100.0%
Cost of goods sold	602.5	66.1%	557.0	67.1%
Gross profit (1)	308.6	33.9%	273.2	32.9%
Operating expenses
Selling, distribution, and marketing	167.8	18.4%	147.4	17.8%
General and administrative	70.7	7.8%	72.3	8.7%
Write-down of assets held for sale	—	0.0%	(0.7)	(0.1)%
Total operating expenses	238.5	26.2%	219.0	26.4%
Operating income	70.1	7.7%	54.2	6.5%
Interest and other expenses, net	12.5		6.5
Income tax expense	20.2		15.3
Loss in equity method investments	4.1		—
Net income	$33.3		$32.4

(1)
We include certain shipping and handling costs within selling, distribution, and marketing expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of goods sold.

The key performance indicators for our reportable segments are net sales and operating income, which are presented in the segment results tables and discussion below.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below:

	Three months ended March 31,
	2015	2014	$ Increase / (Decrease)	% Increase / (Decrease)
	(Dollars in millions)
Americas Foods & Beverages	$640.7	$558.5	$82.2	14.7%
Americas Fresh Foods	139.6	146.1	(6.5)	(4.4)%
Europe Foods & Beverages	130.8	125.6	5.2	4.1%
Total	$911.1	$830.2	$80.9	9.7%
The changes in total net sales were due to the following:

	Change in net sales Three months ended March 31, 2015 vs. March 31, 2014
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase / (decrease)
	(in millions)
Americas Foods & Beverages	$25.2	$42.2	$14.8	$82.2
Americas Fresh Foods	—	(3.6)	(2.9)	(6.5)
Europe Foods & Beverages	—	30.8	(25.6)	5.2
Total	$25.2	$69.4	$(13.7)	$80.9
Total net sales — Consolidated total net sales increased $80.9 million, or 9.7%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase was principally driven by volume growth in both the Americas Foods & Beverages and the Europe Foods & Beverages segments. In addition, net sales in the quarter benefited from the addition of So Delicious, acquired on October 31, 2014, which contributed 3.0 percentage points of growth. These increases were partially offset by an unfavorable currency impact of 3.2 percentage points in the quarter, primarily driven by the strengthening U.S. dollar compared to the Euro.
Cost of goods sold — Cost of goods sold increased $45.5 million, or 8.2%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase was principally driven by higher sales volumes including the impact of the So Delicious acquisition, partially offset by the impact of currency translation.
Gross profit — Gross profit margin increased to 33.9% for the three months ended March 31, 2015 from 32.9% for the same period in 2014 as growth in our higher-margin segments (Americas Foods & Beverages and Europe Foods & Beverages) outpaced the growth of Americas Fresh Foods, which has lower gross margins. In addition, each of our segments separately delivered gross margin improvement in the current quarter compared to the same period in 2014.
Operating expenses — Total operating expenses increased $19.5 million, or 8.9%, for the three months ended March 31, 2015 compared to the same period in 2014.
Selling, distribution, and marketing expense increased $20.4 million for the three months ended March 31, 2015. This increase was driven primarily by volume-driven increases in distribution expense, along with higher marketing spending in the Americas Foods & Beverages and the Europe Foods & Beverages segments, partially offset by the impact of currency translation.

General and administrative expense decreased $1.6 million for the three months ended March 31, 2015. We incurred higher employee related costs, including the impact of higher headcount and long-term incentive compensation, along with additional costs associated with the So Delicious acquisition, including $1.7 million of integration-related costs, partially offset by the impact of the strengthening U.S. dollar. Further, general and administrative expenses in the first quarter of 2014 included $7.3 million of transaction and acquisition costs primarily associated with the closing of the Earthbound acquisition.
Interest and other expenses, net — Interest and other expenses, net for the three months ended March 31, 2015 increased $6.0 million compared to the same period in 2014. The increase was driven by higher levels of debt outstanding in 2015, primarily due to the acquisition of So Delicious in the fourth quarter of 2014 and increased levels of capital investments. In addition, we incurred a higher weighted average interest rate on our indebtedness in 2015 due to the issuance of our $500.0 million senior unsecured notes on September 17, 2014. The increase also includes a loss of $3.8 million related to mark-to-market losses on our interest rate swaps, compared to a loss of $0.8 million for the same period on 2014. These increases were partially offset by a $3.4 million increase in annual interest rebates we received in the first quarter of 2015 on certain loans outstanding, as compared to the same period in the prior year.
Income tax expense — The effective tax rate for the first quarter of 2015 was 35.0% compared to 32.1% for the first quarter of 2014. The increase in the effective tax rate was primarily due to a reduction in our deferred tax liabilities recognized in the first quarter 2014, as a result of lower state apportionment driven by the sale of the Idaho dairy farm. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
Loss in equity method investments — Our share of the loss related to the China joint venture was $4.1 million in the first quarter of 2015 compared to $0 in the first quarter of 2014. The loss we recognized in the first quarter of 2015 represents our share of the loss associated with the China joint venture operations.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results:

	Three months ended March 31,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$640.7	100.0%	$558.5	100.0%	$82.2	14.7%
Cost of goods sold	410.9	64.1%	359.3	64.3%	51.6	14.4%
Gross profit	229.8	35.9%	199.2	35.7%	30.6	15.4%
Operating expenses	155.9	24.4%	133.2	23.9%	22.7	17.0%
Operating income	$73.9	11.5%	$66.0	11.8%	$7.9	12.0%
Total net sales — Total net sales increased $82.2 million, or 14.7%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase was primarily driven by volume growth in all brand platforms. In addition, the acquisition of So Delicious contributed $25.2 million in net sales in the quarter.
Net sales in the plant-based foods and beverages platform increased 20.3%, which included 8.0% organic growth, with the balance driven by the acquisition of So Delicious. Our organic growth continues to benefit from higher sales of almondmilk products which increased by $14.0 million in the quarter, partially offset by declines in soymilk products which reduced sales by $7.0 million. Net sales in our plant-based beverage platform also benefited from the launch of our new cashewmilk products.

Net sales growth in our coffee creamers and beverages platform was 10.6%. This topline performance was primarily volume driven, with some benefit from price increases implemented on our dairy-based creamers in 2014, along with the addition of So Delicious creamers. The shift of a majority of the Easter selling season into the first quarter of 2015 also contributed modestly to our sales growth.
Our premium dairy brand platform sales growth of 14.8% was principally driven by higher pricing as we have taken several pricing actions over the past year to offset the impact of the rising costs of organic milk. Organic milk supply continues to be somewhat constrained and we expect it to remain so throughout 2015. Volume also contributed to our total sales growth including contribution from our Horizon center store products, which consist of macaroni and cheese and other snack products, as well as growth in our other dairy products.
Cost of goods sold — Cost of goods sold increased $51.6 million, or 14.4%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase was driven by the impact of the So Delicious acquisition, along with volume increases in the Company’s historical platforms and higher commodity costs, particularly almonds and organic dairy inputs, partially offset by lower conventional dairy costs.

Gross profit — Gross profit margin increased 20 basis points to 35.9% for the three months ended March 31, 2015. The increase was largely driven by price increases which more than offset the impact of higher commodity costs, along with a modestly favorable mix of products sold. These benefits were partially offset by the impact of a strengthening U.S. dollar relative to the Canadian dollar which reduced gross margins by approximately 20 basis points.
Operating expenses — Operating expenses increased $22.7 million, or 17.0%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase was principally due to the So Delicious acquisition but was also driven by increased marketing investments in support of our brands, higher distribution costs linked to growth in sales volumes, and higher employee related costs.
Americas Fresh Foods Segment Results
The following table presents certain financial information concerning our Americas Fresh Foods segment’s financial results:

	Three months ended March 31,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
			(Dollars in millions)
Total net sales	$139.6	100.0%	$146.1	100.0%	$(6.5)	(4.4)%
Cost of goods sold	117.1	83.9%	123.8	84.7%	(6.7)	(5.4)%
Gross profit	22.5	16.1%	22.3	15.3%	0.2	0.9%
Operating expenses	14.7	10.5%	13.8	9.4%	0.9	6.5%
Operating income	$7.8	5.6%	$8.5	5.9%	$(0.7)	(8.2)%
Total net sales — Total net sales were $139.6 million for the three months ended March 31, 2015 compared to $146.1 million for the same period in 2014. The decrease in net sales was principally driven by unfavorable weather conditions continuing to impact the supply of organic leafy greens throughout the quarter, as well as lower availability of fresh produce.

Cost of goods sold — Cost of goods sold declined 5.4% for the three months ended March 31, 2015, driven principally by the impact of lower sales volumes, along with the benefit from our cost reduction initiatives that have improved operating efficiencies in our plant operations.
Gross profit — Gross profit margin increased to 16.1% for the three months ended March 31, 2015 compared to 15.3% for the same period in 2014. Margins benefited from a favorable mix of products sold, as sales of the higher-margin packaged salad products outpaced the performance of the produce products. Gross margins also benefited from our cost reduction initiatives in the quarter.
Operating expenses — Operating expense increased $0.9 million, or 6.5% for the three months ended March 31, 2015, compared to the same period in 2014. The increase was principally driven by higher marketing expenses and higher general and administrative costs as we continue to invest in capability building, including plans to transition this segment to the Company's SAP system platform by the end of 2015.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results:

	Three months ended March 31,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$130.8	100.0%	$125.6	100.0%	$5.2	4.1%
Cost of goods sold	74.6	57.0%	73.9	58.8%	0.7	0.9%
Gross profit	56.2	43.0%	51.7	41.2%	4.5	8.7%
Operating expenses	41.8	32.0%	41.3	32.9%	0.5	1.2%
Operating income	$14.4	11.0%	$10.4	8.3%	$4.0	38.5%
Net sales — Net sales increased $5.2 million, or 4.1%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was driven principally by continued strong volume growth, led by almond beverages and, to a lesser extent, soy beverages, as well as strong growth in our plant-based yogurts and creams, offset by unfavorable foreign currency translation, which reduced growth by 18.8 percentage points. Volume growth continues to be broad-based across our key European markets.
Cost of goods sold — Cost of goods sold increased $0.7 million, or 0.9%, for the three months ended March 31, 2015 compared to the same period in 2014 driven by higher sales volumes, substantially offset by the impact of foreign currency translation. Foreign currency translation reduced cost of goods sold by $15.4 million.
Gross profit — Gross profit margin increased to 43.0% for the three months ended March 31, 2015 compared to 41.2% for the same period in 2014. This increase was driven by volume-driven cost leverage in the business, a favorable foreign currency dynamic and, to a lesser extent, the exit of our low-margin soy-based meat-alternatives business at the end of the first quarter of 2014. Our internal manufacturing capacity continues to be somewhat constrained by our strong volume growth which has caused us to increase our utilization of third-party co-manufacturers. We expect to continue to increase our utilization of such third parties, while we invest to expand our internal manufacturing capabilities.
Operating expenses — Operating expenses increased $0.5 million, or 1.2%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was driven by higher marketing investments to support branded growth, along with higher employee related costs, primarily related to additional headcount. In addition, we experienced an increase in distribution costs driven by our volume growth and higher utilization of third party co-manufacturers. These increases were partially offset by the impact of foreign currency translation which decreased operating expenses by $8.0 million.
Liquidity and Capital Resources
Debt Facilities

As of April 30, 2015, we had outstanding borrowings of $1.0 billion under our $2.0 billion senior secured credit facilities, which consisted of $990.0 million of term loan borrowings and $16.8 million borrowed under our $1.0 billion revolving credit facility commitment.  We further had $5.9 million in outstanding letters of credit issued under our revolving credit facility.  We had the ability to incur up to a maximum of $787.7 million of additional indebtedness as governed by the current financial covenants under our senior secured credit facility, assuming such proceeds are not utilized to acquire additional businesses or operations.
The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of April 30, 2015, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 1.75% per annum for the $1.0 billion revolving commitment and the currently $250.0 million term loan A-1 facility and LIBOR plus 2.00% per annum for the currently $750.0 million term loan A-2 facility.
In the three months ended March 31, 2015, Alpro maintained a revolving credit facility not to exceed €20 million ($21.5 million USD) or its currency equivalent. The facility is unsecured and is guaranteed by various Alpro subsidiaries. The subsidiary revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €20 million letters of credit ($21.5 million USD) or its currency equivalent. At March 31, 2015 and December 31, 2014, there were no outstanding borrowings under this facility. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on May 29, 2015. We intend to extend or replace this facility upon maturity.

As of March 31, 2015, we were in compliance with all related (or associated) covenants under our debt facilities.

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
As of March 31, 2015, $29.9 million of our total cash on hand of $30.9 million was attributable to our foreign operations and currently domiciled outside the U.S. We anticipate permanently reinvesting our foreign earnings outside the U.S.
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
Historical Cash Flow
The following table summarizes our cash flows from operating, investing, and financing activities:

	Three months ended March 31,
	2015	2014	Change
	(In millions)
Net cash flows from:
Operating activities	$64.4	$67.6	$(3.2)
Investing activities	(89.8)	(715.6)	625.8
Financing activities	10.2	605.0	(594.8)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	0.5	(4.6)
Net increase in cash and cash equivalents	$(19.3)	$(42.5)	$23.2
Operating Activities
Net cash provided by operating activities was $64.4 million for the three months ended March 31, 2015 compared to $67.6 million for the three months ended March 31, 2014. The lower level of cash provided from operating activities in 2015 was primarily driven by an increase in operating assets and liabilities that more than offset the higher level of net income, including the impact of higher depreciation, amortization, and share-based compensation. The higher net change in operating assets and liabilities was largely driven by growth in accounts receivable related to timing of collections. The impact of the accounts receivable changes was $24.7 million.
Investing Activities
Net cash used in investing activities was $89.8 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $715.6 million for the three months ended March 31, 2014. The change was primarily driven by the 2014 purchase of Earthbound Farm partially offset by, a $26.7 million increase in payments for property, plant, and equipment in the first quarter of 2015, as compared to the same period in 2014. In addition, we contributed $47.3 million to the joint venture in China in 2014.

Financing Activities
Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2015 compared to net cash provided of $605.0 million for the three months ended March 31, 2014. The decrease was principally driven by the impact of the $615.0 million of new borrowings in 2014 related to the Earthbound Farm acquisition partially offset by debt repayments and the payment of financing costs.
Contractual Obligations and Other Long-Term Liabilities
There have been no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Long-Term Liabilities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
These critical accounting policies are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

(b)	Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2C. Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of March 31, 2015, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Item 6. Exhibits

10.1	Fiscal Year 2015 Short-Term Incentive Compensation Plan-Corporate

10.2	Fiscal Year 2015 Short-Term Incentive Compensation Plan-Americas Foods & Beverages

10.3	Fiscal Year 2015 Short-Term Incentive Compensation Plan-Americas Fresh Foods

10.4	Fiscal Year 2015 Short-Term Incentive Compensation Plan-Europe Foods & Beverages

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.
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
May 8, 2015