Form 10-Q
period 2015-06-30
WHITEWAVE FOODS Co
filed 2015-08-07
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
 _______________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of July 31, 2015, there were 175,759,310 outstanding shares of common stock, par value $0.01 per share.

ii

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
The WhiteWave Foods Company
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,408	$50,240
Trade receivables, net of allowance of $2,492 and $2,343	214,643	192,692
Inventories	258,161	215,669
Deferred income taxes	22,435	30,263
Income tax receivable	34,502	14,455
Prepaid expenses and other current assets	27,738	35,868
Total current assets	584,887	539,187
Investment in equity method investments	37,038	43,160
Property, plant, and equipment, net	1,057,628	993,207
Identifiable intangible and other assets, net	737,270	729,011
Goodwill	1,068,540	1,068,276
Total Assets	$3,485,363	$3,372,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$468,408	$469,764
Current portion of debt and capital lease obligations	21,194	21,158
Income tax payable	1,792	496
Total current liabilities	491,394	491,418
Long-term debt and capital lease obligations	1,533,447	1,495,822
Deferred income taxes	272,341	267,010
Other long-term liabilities	40,143	42,104
Total liabilities	2,337,325	2,296,354
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 1,700,000,000 shares authorized, 175,621,613 issued and outstanding at June 30, 2015; 174,388,132 issued and outstanding at December 31, 2014	1,756	1,744
Class B common stock, $0.01 par value; 175,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	906,320	878,549
Retained earnings	328,103	257,312
Accumulated other comprehensive loss	(88,141)	(61,118)
Total shareholders’ equity	1,148,038	1,076,487
Total Liabilities and Shareholders’ Equity	$3,485,363	$3,372,841
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Net sales	$923,632	$837,926	$1,834,773	$1,668,149
Cost of goods sold	597,474	552,666	1,200,041	1,109,675
Gross profit	326,158	285,260	634,732	558,474
Operating expenses:
Selling, distribution, and marketing	174,311	156,910	342,072	304,301
General and administrative	74,845	61,630	145,589	133,916
Asset disposal and exit costs	—	(55)	—	(703)
Total operating expenses	249,156	218,485	487,661	437,514
Operating income	77,002	66,775	147,071	120,960
Other expense:
Interest expense	13,933	7,512	22,600	13,234
Other expense, net	988	3,548	4,787	4,356
Total other expense	14,921	11,060	27,387	17,590
Income before income taxes	62,081	55,715	119,684	103,370
Income tax expense	22,214	20,766	42,396	36,061
Income before loss in equity method investments	39,867	34,949	77,288	67,309
Loss in equity method investments	2,423	542	6,497	542
Net income	$37,444	$34,407	$70,791	$66,767
Weighted average common shares:
Basic	175,317,750	173,966,917	175,007,291	173,796,646
Diluted	180,044,401	177,589,222	179,662,304	177,200,630
Net income per share:
Basic	$0.21	$0.20	$0.40	$0.38
Diluted	$0.21	$0.19	$0.39	$0.38
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$37,444	$34,407	$70,791	$66,767
Other comprehensive income (loss), net of tax
Change in defined benefit pension plan, net of tax benefit (expense) of $34, ($2), ($82), and ($16)	(69)	4	162	45
Foreign currency translation adjustment	16,422	(660)	(27,248)	556
Change in fair value of derivative instruments, net of tax benefit (expense) of $223, ($104), ($33), and $213	(433)	202	63	(330)
Other comprehensive income (loss), net of tax	15,920	(454)	(27,023)	271
Comprehensive income	$53,364	$33,953	$43,768	$67,038
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2014	174,388,132	$1,744	$878,549	$257,312	$(61,118)	$1,076,487
Net income	—	—	—	70,791	—	70,791
Share-based compensation	—	—	20,433	—	—	20,433
Excess tax benefit from share-based compensation	—	—	11,345	—	—	11,345
Shares issued in connection with share-based compensation	1,233,481	12	3,558	—	—	3,570
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(7,565)	—	—	(7,565)
Other comprehensive loss	—	—	—	—	(27,023)	(27,023)
Balance at June 30, 2015	175,621,613	$1,756	$906,320	$328,103	$(88,141)	$1,148,038
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2013	173,452,896	$1,735	$851,017	$117,127	$(8,440)	$961,439
Net income	—	—	—	66,767	—	66,767
Share-based compensation	—	—	15,426	—	—	15,426
Excess tax benefit from share-based compensation	—	—	3,010	—	—	3,010
Shares issued in connection with share-based compensation	659,672	6	1,281	—	—	1,287
Minimum tax withholdings related to net share settlements of restricted stock units	—	—	(3,491)	—	—	(3,491)
Conversion of phantom shares into restricted stock units	—	—	956	—	—	956
Other comprehensive income	—	—	—	—	271	271
Balance at June 30, 2014	174,112,568	$1,741	$868,199	$183,894	$(8,169)	$1,045,665
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,791	$66,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,337	54,868
Share-based compensation expense	20,433	15,426
Amortization of debt issuance costs	2,017	1,448
Asset disposal and exit costs	—	(703)
(Gain) loss on fixed asset disposal	(2,010)	1,189
Deferred income taxes	16,439	(6,463)
Mark-to-market on derivative instruments	(262)	4,356
Noncash patronage dividends received	(1,270)	(410)
Loss in equity method investments	6,497	542
Other	(492)	130
Net change in operating assets and liabilities, net of acquisition/divestitures	(60,617)	(19,401)
Net cash provided by operating activities	106,863	117,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	(701)	(47,285)
Payments for acquisitions, net of cash acquired of $1,530 and $5,638	(38,672)	(603,373)
Proceeds from acquisition adjustments	346	—
Payments for property, plant, and equipment	(140,637)	(139,850)
Proceeds from sale of fixed assets	8,880	122
Net cash used in investing activities	(170,784)	(790,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	500,000
Repayment of debt	(10,000)	(10,000)
Payments on capital lease obligations	(584)	(508)
Proceeds from revolver line of credit	270,345	489,850
Payments on revolver line of credit	(222,100)	(340,060)
Proceeds from exercise of stock options	3,558	1,281
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,565)	(3,491)
Excess tax benefit from share-based compensation	11,345	3,196
Payment of deferred financing costs	(39)	(3,378)
Net cash provided by financing activities	44,960	636,890
Effect of exchange rate changes on cash and cash equivalents	(3,871)	595
DECREASE IN CASH AND CASH EQUIVALENTS	(22,832)	(35,152)
Cash and cash equivalents, beginning of period	50,240	101,105
Cash and cash equivalents, end of period	$27,408	$65,953
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Unpaid purchases of plant and equipment	$21,673	$32,854
Non-cash activity - Conversion of phantom shares to restricted stock units	—	956
See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014
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
On May 29, 2015, the Company acquired substantially all of the assets and liabilities of EIEIO, Inc. the company that owns the Magicow ("Magicow") brand and other brands for $40.2 million in cash. Magicow, which is based outside Austin, Texas, manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings.  The acquisition of Magicow expands our portfolio of bulk coffee creamer and flavor dispensing products and provides new product capabilities to support growth in our away-from-home channel. Magicow's results of operations have been included in our condensed consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition.
On June 9, 2015, the Company announced that it agreed to acquire Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") and is a pioneer and leader in plant-based nutrition products, for approximately $550 million in cash funded by borrowings under our existing credit facility. Vega offers a broad range of plant-based nutrition products - primarily powdered shakes and snack bars. This acquisition represents an opportunity for the Company to extend its plant-based foods and beverages platform into nutritional powders and bars, and pursue additional innovation opportunities. The Company completed this acquisition on August 1, 2015.
Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission ("SEC") on February 27, 2015.
In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations. Our results of operations for the three and six months ended June 30, 2015 and 2014 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Certain reclassifications of previously reported amounts have been made to conform to current year presentation in the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of shareholders' equity, Note 13 "Segment, Geographic, and Customer Information" and Note 15 “Supplemental Guarantor Financial Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of income and statements of cash flows.
Recently Issued Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to clarify the principles used to recognize revenue for all entities. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S.

GAAP when it becomes effective. Early adoption will be permitted as of the December 31, 2016 original effective date. We are currently evaluating the effects, if any, adoption of this guidance will have on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU discusses amendments to existing accounting guidance to modify the subsequent measurement of inventory. Under existing guidance, an entity measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (ceiling) or below NRV less a normal profit margin (floor). Amendments in the new guidance require an entity to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. NRV is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, the ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We are currently evaluating the effects adoption of this guidance will have on the Company's consolidated financial statements.
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
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $255.6 million. Intangible assets subject to amortization of $104.9 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. We have completed the purchase price allocation related to the Earthbound acquisition, and negotiations regarding final purchase price adjustments were completed subsequent to the end of the second quarter. The gain from the final negotiation will be recorded in the third quarter of 2015 in our unaudited condensed consolidated statements of income.
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
So Delicious Dairy Free
On October 31, 2014, the Company acquired the company that owns So Delicious® Dairy Free ("So Delicious") from its existing shareholders for total consideration of approximately $196.6 million in cash. So Delicious manufactures, markets and distributes plant-based beverages, creamers, cultured products and frozen desserts and is based in Springfield, Oregon. The acquisition of So Delicious expands our portfolio of plant-based food and beverage products and provides the company with an entry into the growing, plant-based frozen dessert category. So Delicious’ results of operations have been included in our statements of income in our Americas Foods & Beverages segment from the date of acquisition.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $83.0 million. Intangible assets subject to amortization of $29.8 million are being amortized over a weighted average period of 15 years and relate primarily to customer relationships. Certain estimated values for the So Delicious acquisition are not yet finalized pending the final purchase price allocations. In the six months ended June 30, 2015, we recorded $1.8 million of purchase accounting adjustments. We expect to finalize the allocation of the purchase price in 2015.
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the purchase price.

October 31, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$1,552
Inventories	21,528
Other current assets	10,585
Property, plant and equipment	8,504
Trademarks	53,216
Intangible assets with finite lives	29,768
Liabilities assumed:
Accounts payable and other accruals	11,050
Other long-term liabilities	429
Total identifiable net assets	113,674
Goodwill	82,951
Total purchase price	$196,625
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the So Delicious assets into our operations. Goodwill is recorded in the Americas Foods & Beverages segment. All of the goodwill is tax deductible.
EIEIO
On May 29, 2015, the Company acquired substantially all of the assets and liabilities of EIEIO, Inc. the company that owns the Magicow ("Magicow") brand and other brands for $40.2 million in cash. Magicow, which is based outside Austin, Texas, manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings.  The acquisition of Magicow expands our portfolio of bulk coffee creamer and flavor dispensing products and provides new product capabilities to support growth in our away-from-home channel. In connection with the acquisition of Magicow, we incurred $0.3 million in expenses for the three and six months ended June 30, 2015 related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our condensed consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Magicow's results of operations have been included in our condensed consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition. Net sales were $1.5 million from the acquisition date to June 30, 2015.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $21.8 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $10.2 million are being amortized over a 15 year term and relate primarily to customer relationships. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations. We expect to finalize the allocation of the purchase price within one year of the acquisition.
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the purchase price.

May 29, 2015
(In thousands)
Assets acquired:
Cash and cash equivalents	$1,530
Inventories	2,654
Other current assets	2,010
Property, plant and equipment	554
Trademarks	11,600
Intangible assets with finite lives	10,160
Liabilities assumed:
Accounts payable and other accruals	1,963
Other long-term liabilities	48
Total identifiable net assets	26,497
Goodwill	13,705
Total purchase price	$40,202
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Magicow assets into our operations. Goodwill is recorded in the Americas Foods & Beverages segment. All of the goodwill is tax deductible.
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

3. Joint Venture with China Mengniu Dairy Company
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-based beverage products and other nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings, Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility in China, where the joint venture manufactures its products. Mengniu was the majority owner of Yashili. The purchase price for Zhengzhou was approximately $80.9 million (Chinese Renminbi ("RMB") 504 million), including $60.3 million (Chinese RMB 376.7 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations.
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. During the six months ended June 30, 2014, we contributed $47.3 million of cash to the joint venture. No contributions were made during the three and six months ended June 30, 2015 as the joint venture entered into a credit facility with Mengniu for up to Chinese RMB 120 million ($19.4 million USD) that is expected to support its liquidity requirements for 2015. We guarantee up to 49% on the total commitment amount of this credit facility or Chinese RMB 58.8 million ($9.5 million USD). As of June 30, 2015, the joint venture had borrowed Chinese RMB 80 million ($12.9 million USD) under the facility.
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

4. Inventories
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$121,674	$101,418
Finished goods	136,487	114,251
Total	$258,161	$215,669
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows:

	Americas Foods & Beverages	Americas Fresh Foods	Europe Foods & Beverages	Total
	(In thousands)
Balance at December 31, 2014	$685,173	$231,309	$151,794	$1,068,276
Acquisition	13,705	—	—	13,705
Purchase price adjustment	(1,906)	—	—	(1,906)
Foreign currency translation	—	—	(11,535)	(11,535)
Balance at June 30, 2015	$696,972	$231,309	$140,259	$1,068,540
The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$552,034	$—	$552,034	$547,072	$—	$547,072
Intangible assets with finite lives:
Customer-related and other (1)	168,670	(31,589)	137,081	158,302	(26,677)	131,625
Supplier relationships	12,000	(1,440)	10,560	12,000	(960)	11,040
Non-compete agreements	660	(300)	360	600	(200)	400
Trademarks	968	(964)	4	968	(964)	4
Total	$734,332	$(34,293)	$700,039	$718,942	$(28,801)	$690,141

 (1) The change in the carrying amount of intangible assets with indefinite and finite lives is the result of foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the three months ended June 30, 2015 and 2014 was $3.0 million and $2.5 million, respectively. Amortization expense on finite-lived intangible assets for the six months ended June 30, 2015 and 2014 was $5.8 million and $5.1 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2015	$12.5
2016	12.5
2017	12.3
2018	12.2
2019	11.1
6. Income Taxes
For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.
The effective tax rate for the three months ended June 30, 2015 was 35.8% compared to 37.3% for the three months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 35.4% compared to 34.9% for the six months ended June 30, 2014. The decrease in the effective tax rate for the three month period was primarily due to nondeductible transaction costs incurred in the second quarter 2014. The increase in the effective tax rate for the six month period was primarily due to a reduction in our deferred tax liabilities recognized in 2014 as a result of lower state apportionment driven by the sale of the Idaho dairy farm. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
7. Debt and Capital Lease Obligations
Our outstanding debt and capital lease obligations as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015			December 31, 2014
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,033,245	2.12%	*	$995,000	2.11%	*
Senior unsecured notes	500,000	5.38%		500,000	5.38%
Capital lease obligations	21,396			21,980
Less current portion	(21,194)			(21,158)
Total long-term debt	$1,533,447			$1,495,822

*	Represents a weighted average rate, including applicable interest rate margins.
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
As of June 30, 2015, we had outstanding borrowings of $1.0 billion under our original $2.0 billion senior secured credit facilities, which consisted of $985.0 million of term loan borrowings and $48.2 million borrowed under our $1.0 billion revolving credit facility commitment. We further had $5.9 million in outstanding letters of credit issued under our revolving credit facility, based on our current commitment level and subject to financial covenant requirements. As of June 30, 2015, the revolving credit facility and term loan A-1 bear interest at a rate of LIBOR plus 1.75% and the term loan A-2 at a rate of LIBOR plus 2.00%.
Alpro Revolving Credit Facility
Alpro maintained a revolving credit facility not to exceed €20.0 million ($22.3 million USD) or its currency equivalent up until June 29, 2015. On June 29, 2015, Alpro entered into a new revolving credit facility not to exceed €30.0 million ($33.4 million USD) or its currency equivalent. The facility is unsecured and guaranteed by The WhiteWave Foods Company.
The Alpro revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit ($33.4 million USD) or its currency equivalent. At June 30, 2015 and December 31, 2014, there were no outstanding borrowings under these facilities. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on June 29, 2016.
Senior Unsecured Notes
On September 17, 2014, we issued $500.0 million in aggregate principal amount of senior notes. The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year, which began on April 1, 2015. The net proceeds from the issuance and sale of the notes, after deducting underwriting discounts and commission and offering expenses, was approximately $490.7 million. We utilized the proceeds of the issuance to pay down all outstanding borrowings under our senior secured revolving commitment, with the remaining proceeds increasing our cash balances at that time.
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
The following table summarizes the terms of the interest rate swap agreements as of June 30, 2015:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked-to-market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheets. Losses on these contracts were $1.0 million and $4.8 million for the three and six months ended June 30, 2015, respectively. Losses on these contracts were $3.6 million and $4.4 million for the three and six months ended June 30, 2014, respectively. Gains and losses are recorded in other expense in our unaudited condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our unaudited condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 is included in the table below.
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
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated as hedges are allocated to cost of goods sold and selling, distribution, and marketing expenses in our unaudited condensed consolidated statements of income. For the three and six months ended June 30, 2015, we recorded a gain of $4.2 million and $5.1 million, respectively, related to our unhedged commodities contracts.
There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and six months ended June 30, 2015 and 2014. A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 is included in the table below.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 19.3% and 18.6% of our long-lived assets as of June 30, 2015 and December 31, 2014, respectively, and 18.8% and 20.0% of net sales for the six months ended June 30, 2015 and 2014, respectively. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our exposures to foreign exchange rates are the Euro, the British Pound, the Canadian dollar, the Mexican peso, and the Chinese RMB against the U.S. dollar. We employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates related to the purchase of raw materials. We have foreign exchange contracts through July 2016. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three and six months ended June 30, 2015 and 2014.

Fair Value - Derivatives
As of June 30, 2015 and December 31, 2014, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$644	$1,159	$—	$—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	17,219	17,562
Commodities contracts - current (1)	—	—	4,834	9,886
Interest rate swap contracts - noncurrent (2)	—	—	9,744	13,853
Total derivatives	$644	$1,159	$31,797	$41,301

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Losses/(gains) on foreign currency contracts (1)	$(347)	$148	$(359)	$308
Losses/(gains) on commodities contracts (2)	—	(354)	—	(1,177)

(1)	Recorded in cost of goods sold in our unaudited condensed consolidated statements of income.

(2)	Recorded in distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income.
Based on current exchange rates, we estimate that $0.6 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive loss within the next 12 months.
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

A summary of our financial assets and liabilities subject to recurring fair value measurements and the basis for that measurement according to the levels in the fair value hierarchy as of June 30, 2015 and December 31, 2014 is as follows:

	Fair value as of June 30, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$23	$23	$—	$—
Supplemental Executive Retirement Plan investments	3,164	3,164	—	—
Foreign currency contracts	644	—	644	—
Deferred compensation investments	4,566	—	4,566	—
	$8,397	$3,187	$5,210	$—
Liabilities:
Senior unsecured notes	$530,000	$530,000	$—	$—
Commodities contracts	4,834	—	4,834	—
Interest rate swap contracts	26,963	—	26,963	—
	$561,797	$530,000	$31,797	$—

As of June 30, 2015, we had no transfers between Level 1 and Level 2. New derivative contracts transacted during the six months ended June 30, 2015 were included in Level 2.

	Fair value as of December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$25	$25	$—	$—
Supplemental Executive Retirement Plan investments	2,635	2,635	—	—
Foreign currency contracts	1,159	—	1,159	—
Deferred compensation investments	4,674	—	4,674	—
	$8,493	$2,660	$5,833	$—
Liabilities:
Senior unsecured notes	$516,250	$516,250	$—	$—
Commodities contracts	9,886	—	9,886	—
Interest rate swap contracts	31,415	—	31,415	—
	$557,551	$516,250	$41,301	$—
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

9. Share-Based Compensation
Under the 2012 Stock Incentive Plan (the "2012 SIP"), a total of 26,850,000 million shares of our common stock were reserved for issuance upon the exercise of stock options or the vesting of restricted stock units (“RSUs”), performance stock units ("PSUs") or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also permits awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted to our employees under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control, except for PSUs and all equity awards granted in and after 2015 to the Company’s executive officers. Unvested awards vest immediately in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon an employee’s death or qualified disability, and (iii) except for awards granted in connection with the Company’s initial public offering, an employee with 10 years of service retires after reaching the age of 55.
Share-Based Compensation Expense
The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Share-based compensation expense:
Stock options	$2,381	$2,065	$7,057	$6,605
RSUs	3,648	3,736	9,601	8,821
PSUs	1,608	—	3,775	—
Phantom shares	376	253	740	2,196
SARs	4,196	388	4,975	559
Total share-based compensation expense	$12,209	$6,442	$26,148	$18,181

Stock Options
Under the terms of the 2012 SIP, options may be granted to purchase our common stock at a price equal to the market price on the date the option is granted. Our employee options vest one-third on each of the first, second and third anniversary of the grant date.
Share-based compensation expense for stock options is recognized ratably over the vesting period within general and administrative expense. The expense totaled $2.4 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $7.1 million and $6.6 million for the six months ended June 30, 2015 and 2014, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

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
The following table summarizes stock option activity during the six months ended June 30, 2015:

	Number of options	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
Options outstanding at January 1, 2015	11,349,286	$18.03
Granted	653,328	38.86
Forfeited, cancelled and expired (1)	(24,201)	26.10
Exercised (1)	(1,605,392)	21.54
Options outstanding at June 30, 2015	10,373,021	$18.78	6.24	$312,213,360
Options vested and expected to vest at June 30, 2015	10,373,021	$18.78	6.24	$312,213,360
Options exercisable at June 30, 2015	7,777,058	$16.82	5.55	$249,353,008

(1)
Pursuant to the terms of the 2012 SIP, options that are forfeited, cancelled or expired may be available for future grants; however shares delivered to or withheld by the Company for the payment of the exercise price of an option and/or minimum statutory tax withholding related to an exercise, and shares subject to an option that are not issued upon the net exercise of such option, are not added back to the pool of shares available for future awards.

During the six months ended June 30, 2015, we received $3.6 million of cash from stock option exercises. At June 30, 2015, there was $10.2 million of unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.29 years.
Restricted Stock Units
RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the six months ended June 30, 2015:

RSUs outstanding January 1, 2015	1,347,855
RSUs issued	323,165
Shares issued upon vesting of RSUs (1)	(547,840)
RSUs cancelled or forfeited (1)	(15,022)
RSUs outstanding at June 30, 2015	1,108,158
Weighted average grant date fair value per share	$26.93

(1)
Pursuant to the terms of the 2012 SIP, RSUs that are cancelled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's minimum statutory tax withholding related to an RSU vesting are not added back to the pool of shares available for future awards.

Compensation expense for RSUs is recognized ratably over the vesting period. RSU expense totaled $3.6 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and $9.6 million and $8.8 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $16.8 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.42 years.

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

We recognize share-based compensation expense within general and administrative expenses in the consolidated statements of income over the three year performance period based on the Company’s estimated relative performance for each vesting tranche. Accordingly, in 2015 we recognize 100% of the estimated first year expense, 50% of the estimated second year expense and 33.3% of the estimated third year expense. As of June 30, 2015, we have expensed based upon a target payout assumption of 180%.

The following table summarizes PSU activity during the six months ended June 30, 2015:

PSUs outstanding January 1, 2015	—
PSUs issued	107,358
Shares issued upon vesting of PSUs (1)	—
PSUs cancelled or forfeited (1)	—
PSUs outstanding at June 30, 2015	107,358
Weighted average grant date fair value per share	$38.96

(1)
Pursuant to the terms of the 2012 SIP, PSUs that are cancelled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's minimum statutory tax withholding related to a PSU vesting are not added back to the pool of shares available for future awards.

PSU expense totaled $1.6 million and $3.8 million for the three and six months ended June 30, 2015. At June 30, 2015 there was $2.5 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.89 years.
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
Compensation expense for phantom shares totaled $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $1.5 million and $0.8 million as of June 30, 2015 and December 31, 2014, respectively. The 2015 cash settlement of WhiteWave phantom shares was $0.3 million.
The following table summarizes the phantom share activity during the six months ended June 30, 2015:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2015	32,146	$16.19
Granted	—	—
Converted/paid	(7,081)	15.16
Forfeited	—	—
Outstanding at June 30, 2015	25,065	$16.48

Stock Appreciation Rights
We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date.

     The fair value of the awards is re-measured at each reporting period. Compensation expense is recognized over the vesting period, which is recorded in general and administrative expenses in the consolidated statements of income. The expense totaled $4.2 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively and $5.0 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. A corresponding liability has been recorded in current liabilities in our consolidated balance sheets totaling $6.1 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively. The following table summarizes SAR activity during the six months ended June 30, 2015:

	Number of SARs	Weighted average exercise price	Weighted average contractual life	Aggregate intrinsic value
SARs outstanding at January 1, 2015	263,520	$16.49
Granted	—	—
Forfeited and cancelled (1)	—	—
Exercised	(125,472)	16.55
SARs outstanding at June 30, 2015	138,048	$16.43	7.42	$4,478,984
SARs vested and expected to vest at June 30, 2015	138,048	$16.43	7.42	$4,478,984
SARs exercisable at June 30, 2015	47,234	$16.35	7.43	$1,536,622

(1)	Pursuant to the terms of the 2012 SIP, SARs that are cancelled or forfeited may be available for future grants.

10. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2015 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at April 1, 2015	$1,270	$(1,819)	$(103,512)	$(104,061)
Other comprehensive income/(loss) before reclassifications	(780)	(45)	16,422	15,597
Amounts reclassified from accumulated other comprehensive income/(loss)	347	(24)	—	323
Other comprehensive income/(loss), net of tax benefit of $257	(433)	(69)	16,422	15,920
Balance at June 30, 2015	$837	$(1,888)	$(87,090)	$(88,141)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 11 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2015	$774	$(2,050)	$(59,842)	$(61,118)
Other comprehensive income/(loss) before reclassifications	(296)	210	(27,248)	(27,334)
Amounts reclassified from accumulated other comprehensive income/(loss)	359	(48)	—	311
Other comprehensive income/(loss), net of tax expense of $115	63	162	(27,248)	(27,023)
Balance at June 30, 2015	$837	$(1,888)	$(87,090)	$(88,141)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

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

11. Employee Retirement Plans
We have employee benefit plans including a 401(k) plan and European pension plans. Additionally, we contribute to one multi-employer pension plan on behalf of our employees. We have separate, stand-alone defined benefit pension plans for Alpro. The benefits under our Alpro defined benefit plans are based on years of service and employee compensation.
The components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2015 and 2014 are detailed below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$444	$452	$888	$904
Interest cost	84	158	168	316
Expected return on plan assets	(68)	(117)	(136)	(234)
Amortization:
Prior service cost	—	3	—	6
Unrecognized net loss	24	1	48	2
Net periodic benefit cost	$484	$497	$968	$994
12. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $6.1 million and $4.4 million for the three months ended June 30, 2015 and 2014, respectively, and $10.3 million and $8.8 million for the six months ended June 30, 2015 and 2014, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheets.
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
The Americas Foods & Beverages segment offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy product categories throughout North America, our Americas Fresh Foods segment offers organic greens and produce throughout North America, and our Europe Foods & Beverages segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers and distributors. We utilize ten manufacturing plants, multiple distribution centers, and three strategic co-packers across the United States. Additionally, we have three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize third-party co-packers across Europe for certain products.
We evaluate the performance of our segments based on sales and operating income. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.
In addition, the expense related to share-based compensation, which has not been allocated to our segments, is reflected entirely within the caption “Corporate and other”.

The following table presents the summarized income statement amounts by segment:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Total net sales:
Americas Foods & Beverages	$639,784	$556,461	$1,280,510	$1,114,971
Americas Fresh Foods	151,231	153,060	290,878	299,151
Europe Foods & Beverages	132,617	128,405	263,385	254,027
Total	$923,632	$837,926	$1,834,773	$1,668,149
Operating income:
Americas Foods & Beverages	$74,339	$60,000	$148,282	$126,038
Americas Fresh Foods	14,805	14,052	22,568	22,588
Europe Foods & Beverages	16,744	14,013	31,108	24,410
Total reportable segment operating income	$105,888	$88,065	$201,958	$173,036
Corporate and other	(28,886)	(21,290)	(54,887)	(52,076)
Total operating income	$77,002	$66,775	$147,071	$120,960
Other expense:
Interest expense	$13,933	$7,512	$22,600	$13,234
Other expense, net	988	3,548	4,787	4,356
Income before taxes	$62,081	$55,715	$119,684	$103,370
Depreciation and amortization:
Americas Foods & Beverages	$16,305	$15,518	$32,797	$30,445
Americas Fresh Foods	6,134	6,242	12,166	12,499
Europe Foods & Beverages	4,795	5,677	9,237	11,349
Corporate and other	573	298	1,137	575
Total	$27,807	$27,735	$55,337	$54,868
The following tables present sales amounts by product categories:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Total net sales:
Americas Foods & Beverages
Plant-based food and beverages	$220,933	$175,661	$427,258	$347,160
Coffee creamers and beverages	242,750	228,055	500,520	461,221
Premium dairy	176,101	152,745	352,732	306,590
Americas Foods & Beverages net sales	639,784	556,461	1,280,510	1,114,971

Americas Fresh Foods
Organic greens and produce	151,231	153,060	290,878	299,151
Americas Fresh Foods net sales	151,231	153,060	290,878	299,151

Europe Foods & Beverages
Plant-based food and beverages	132,617	128,405	263,385	254,027
Europe Foods & Beverages net sales	132,617	128,405	263,385	254,027

Total net sales	$923,632	$837,926	$1,834,773	$1,668,149

The following tables present assets and capital expenditures by segment:

	June 30, 2015	December 31, 2014
	(In thousands)
Assets:
Americas Foods & Beverages	$2,041,751	$1,935,524
Americas Fresh Foods	724,044	713,211
Europe Foods & Beverages	584,602	563,963
Corporate	134,966	160,143
Total	$3,485,363	$3,372,841

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Capital expenditures:
Americas Foods & Beverages	$31,355	$82,679	$78,086	$117,689
Americas Fresh Foods	8,442	4,991	14,440	8,261
Europe Foods & Beverages	17,445	13,260	37,823	21,247
Corporate	115	898	243	1,658
Total	$57,357	$101,828	$130,592	$148,855
Significant Customers
The Company had a single customer that represented 13.2% and 12.7% of our consolidated net sales in the three months ended June 30, 2015 and 2014, respectively. The same customer represented 13.8% and 13.6% of our consolidated net sales in the six months ended June 30, 2015 and 2014, respectively. Sales to this customer are primarily included in our Americas Foods & Beverages segment.

14. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$37,444	$34,407	$70,791	$66,767
Denominator:
Weighted average common shares	175,317,750	173,966,917	175,007,291	173,796,646
Basic earnings per share	$0.21	$0.20	$0.40	$0.38
Diluted earnings per share computation:
Numerator:
Net income	$37,444	$34,407	$70,791	$66,767
Denominator:
Weighted average common shares - basic	175,317,750	173,966,917	175,007,291	173,796,646
Stock option conversion (1)	4,236,404	3,090,807	4,095,672	2,839,542
Stock units (2)	490,247	531,498	559,341	564,442
Weighted average common shares - diluted	180,044,401	177,589,222	179,662,304	177,200,630
Diluted earnings per share	$0.21	$0.19	$0.39	$0.38

(1) Anti-dilutive options excluded	—	8,705	—	39,366
(2) Anti-dilutive RSUs excluded	—	6,724	261	4,714
15. Supplemental Guarantor Financial Information

In September of 2014, we issued debt securities that are guaranteed by certain of our 100% owned subsidiaries. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the balance sheets as of June 30, 2015 and December 31, 2014 and the statements of comprehensive income for the three and six months ended June 30, 2015 and 2014 and cash flows for each of the six months ended June 30, 2015 and 2014 for The WhiteWave Foods Company (referred to as “Parent” for the purpose of this note only), the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for this presentation. All guarantors of our debt securities are also guarantors for our senior secured credit facilities. The guarantee is full and unconditional and joint and several. Our senior secured credit facilities are secured by security interest and liens on substantially all of our assets and the assets of our domestic subsidiaries and is presented in the Parent column of the accompanying condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014.

Condensed Consolidating Balance Sheets

	June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,013	$25,395	$—	$27,408
Trade receivables, net of allowance	1,633	139,989	73,021	—	214,643
Inventories	—	219,164	38,997	—	258,161
Deferred income taxes	11,418	8,871	2,146	—	22,435
Income tax receivable	34,472	—	30	—	34,502
Prepaid expenses and other current assets	1,295	13,436	13,007	—	27,738
Intercompany receivables	1,086,156	472,824	—	(1,558,980)	—
Total current assets	1,134,974	856,297	152,596	(1,558,980)	584,887
Investment in equity method investments	3,361	—	33,677	—	37,038
Investment in consolidated subsidiaries	2,026,674	422,118	—	(2,448,792)	—
Property, plant, and equipment, net	7,202	846,162	204,264	—	1,057,628
Deferred income taxes	20,230	—	—	(20,230)	—
Identifiable intangible and other assets, net	32,101	616,751	88,418	—	737,270
Goodwill	—	928,280	140,260	—	1,068,540
Total Assets	$3,224,542	$3,669,608	$619,215	$(4,028,002)	$3,485,363

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,120	$309,406	$116,882	$—	$468,408
Current portion of debt and capital lease obligations	20,000	1,194	—	—	21,194
Income tax payable	—	—	1,792	—	1,792
Intercompany payables	473,356	1,065,383	20,241	(1,558,980)	—
Total current liabilities	535,476	1,375,983	138,915	(1,558,980)	491,394
Long-term debt and capital lease obligations	1,513,245	20,202	—	—	1,533,447
Deferred income taxes	—	244,876	47,695	(20,230)	272,341
Other long-term liabilities	27,783	1,873	10,487	—	40,143
Total liabilities	2,076,504	1,642,934	197,097	(1,579,210)	2,337,325
Total shareholders' equity	1,148,038	2,026,674	422,118	(2,448,792)	1,148,038
Total Liabilities and Shareholders' Equity	$3,224,542	$3,669,608	$619,215	$(4,028,002)	$3,485,363

Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$524	$49,716	$—	$50,240
Trade receivables, net of allowance	317	134,352	58,023	—	192,692
Inventories	—	182,770	32,899	—	215,669
Deferred income taxes	12,305	15,742	2,216	—	30,263
Income tax receivable	13,382	—	1,073	—	14,455
Prepaid expenses and other current assets	4,632	18,318	12,918	—	35,868
Intercompany receivables	1,087,095	504,442	—	(1,591,537)	—
Total current assets	1,117,731	856,148	156,845	(1,591,537)	539,187
Investment in equity method investments	—	3,000	40,160	—	43,160
Investment in consolidated subsidiaries	1,968,899	438,832	—	(2,407,731)	—
Property, plant, and equipment, net	7,953	795,696	189,558	—	993,207
Deferred income taxes	20,835	—	—	(20,835)	—
Identifiable intangible and other assets, net	31,803	600,592	96,616	—	729,011
Goodwill	—	916,482	151,794	—	1,068,276
Total Assets	$3,147,221	$3,610,750	$634,973	$(4,020,103)	$3,372,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,478	$319,247	$109,039	$—	$469,764
Current portion of debt and capital lease obligations	20,000	1,158	—	—	21,158
Income taxes payable	—	—	496	—	496
Intercompany payables	504,442	1,062,081	25,014	(1,591,537)	—
Total current liabilities	565,920	1,382,486	134,549	(1,591,537)	491,418
Long-term debt and capital lease obligations	1,475,000	20,822	—	—	1,495,822
Deferred income taxes	—	236,983	50,862	(20,835)	267,010
Other long-term liabilities	29,814	1,560	10,730	—	42,104
Total liabilities	2,070,734	1,641,851	196,141	(1,612,372)	2,296,354
Total shareholders' equity	1,076,487	1,968,899	438,832	(2,407,731)	1,076,487
Total Liabilities and Shareholders' Equity	$3,147,221	$3,610,750	$634,973	$(4,020,103)	$3,372,841

Condensed Consolidating Statements of Comprehensive Income

	Three months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$791,015	$132,617	$—	$923,632
Cost of goods sold	—	523,639	73,835	—	597,474
Gross profit	—	267,376	58,782	—	326,158
Operating expenses:
Selling, distribution, and marketing	—	144,343	29,968	—	174,311
General and administrative	26,131	33,889	14,825	—	74,845
Total operating expenses	26,131	178,232	44,793	—	249,156
Operating (loss) income	(26,131)	89,144	13,989	—	77,002
Other expense (income):
Interest expense	13,522	326	85	—	13,933
Other expense (income), net	(46,504)	43,351	4,141	—	988
Total other expense (income)	(32,982)	43,677	4,226	—	14,921
Income before income taxes and equity in earnings of subsidiaries	6,851	45,467	9,763	—	62,081
Income tax expense	3,534	16,593	2,087	—	22,214
Income before loss in equity method investments and equity in earnings of subsidiaries	3,317	28,874	7,676	—	39,867
Loss in equity method investments	205	—	2,218	—	2,423
Equity in earnings of consolidated subsidiaries	34,332	5,458	—	(39,790)	—
Net income	37,444	34,332	5,458	(39,790)	37,444
Other comprehensive income, net of tax	15,920	15,920	16,317	(32,237)	15,920
Comprehensive income	$53,364	$50,252	$21,775	$(72,027)	$53,364

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$1,571,389	$263,384	$—	$1,834,773
Cost of goods sold	—	1,051,644	148,397	—	1,200,041
Gross profit	—	519,745	114,987	—	634,732
Operating expenses:
Selling, distribution, and marketing	—	282,053	60,019	—	342,072
General and administrative	50,317	66,841	28,431	—	145,589
Total operating expenses	50,317	348,894	88,450	—	487,661
Operating income	(50,317)	170,851	26,537	—	147,071
Other expense (income):
Interest expense	21,859	589	152	—	22,600
Other expense (income), net	(77,018)	77,664	4,141	—	4,787
Total other expense (income)	(55,159)	78,253	4,293	—	27,387
Income before income taxes and equity in earnings of subsidiaries	4,842	92,598	22,244	—	119,684
Income tax expense	3,461	33,957	4,978	—	42,396
Income before loss in equity method investments and equity in earnings of subsidiaries	1,381	58,641	17,266	—	77,288
Loss in equity method investments	339	—	6,158	—	6,497
Equity in earnings of consolidated subsidiaries	69,749	11,108	—	(80,857)	—
Net income	70,791	69,749	11,108	(80,857)	70,791
Other comprehensive income (loss), net of tax	(27,023)	(27,023)	(27,005)	54,028	(27,023)
Comprehensive income (loss)	$43,768	$42,726	$(15,897)	$(26,829)	$43,768

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$709,521	$128,405	$—	$837,926
Cost of goods sold	—	479,801	72,865	—	552,666
Gross profit	—	229,720	55,540	—	285,260
Operating expenses:
Selling, distribution, and marketing	—	127,968	28,942	—	156,910
General and administrative	20,395	27,754	13,481	—	61,630
Asset disposal and exit costs	—	(55)	—	—	(55)
Total operating expenses	20,395	155,667	42,423	—	218,485
Operating income (loss)	(20,395)	74,053	13,117	—	66,775
Other expense (income):
Interest expense	7,152	310	50	—	7,512
Other expense (income), net	(26,924)	30,479	(7)	—	3,548
Total other expense (income)	(19,772)	30,789	43	—	11,060
Income (loss) before income taxes	(623)	43,264	13,074	—	55,715
Income tax expense	739	16,663	3,364	—	20,766
(Loss) income before loss in equity method investments and equity in earnings of subsidiaries	(1,362)	26,601	9,710	—	34,949
Loss in equity method investments	—	—	(542)	—	(542)
Equity in earnings of consolidated subsidiaries	35,769	9,168	—	(44,937)	—
Net income	34,407	35,769	9,168	(44,937)	34,407
Other comprehensive loss, net of tax	(454)	(454)	(445)	899	(454)
Comprehensive income	$33,953	$35,315	$8,723	$(44,038)	$33,953

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Six months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$1,414,122	$254,027	$—	$1,668,149
Cost of goods sold	—	962,897	146,778	—	1,109,675
Gross profit	—	451,225	107,249	—	558,474
Operating expenses:
Selling, distribution, and marketing	—	246,097	58,204	—	304,301
General and administrative	50,470	57,204	26,242	—	133,916
Asset disposal and exit costs	—	(703)	—	—	(703)
Total operating expenses	50,470	302,598	84,446	—	437,514
Operating income (loss)	(50,470)	148,627	22,803	—	120,960
Other expense (income):
Interest expense	12,517	630	87	—	13,234
Other expense (income), net	(59,777)	64,133	—	—	4,356
Total other expense (income)	(47,260)	64,763	87	—	17,590
Income (loss) before income taxes	(3,210)	83,864	22,716	—	103,370
Income tax expense	1,111	29,905	5,045	—	36,061
(Loss) income before loss in equity method investments and equity in earnings of subsidiaries	(4,321)	53,959	17,671	—	67,309
Loss in equity method investments	—	—	(542)	—	(542)
Equity in earnings of consolidated subsidiaries	71,088	17,129	—	(88,217)	—
Net income	66,767	71,088	17,129	(88,217)	66,767
Other comprehensive income, net of tax	271	271	789	(1,060)	271
Comprehensive income	$67,038	$71,359	$17,918	$(89,277)	$67,038

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$3,939	$88,970	$13,954	$—	$106,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entity	(701)	—	—	—	(701)
Payments for acquisition, net of cash acquired of $1,530	—	(38,672)	—	—	(38,672)
Proceeds from acquisition adjustments	—	346	—	—	346
Payments for property, plant, and equipment	(586)	(103,158)	(36,893)	—	(140,637)
Intercompany contributions	(48,196)	—	(4,772)	52,968	—
Proceeds from sale of fixed assets	—	1,619	7,261	—	8,880
Net cash used in investing activities	(49,483)	(139,865)	(34,404)	52,968	(170,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	52,968	—	(52,968)	—
Repayment of debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligations	—	(584)	—	—	(584)
Proceeds from revolver line of credit	270,345	—	—	—	270,345
Payments for revolver line of credit	(222,100)	—	—	—	(222,100)
Proceeds from exercise of stock options	3,558	—	—	—	3,558
Minimum tax withholding paid on behalf of employees for restricted stock units	(7,565)	—	—	—	(7,565)
Excess tax benefit from share-based compensation	11,345	—	—	—	11,345
Payment of deferred financing costs	(39)	—	—	—	(39)
Net cash provided by (used in) financing activities	45,544	52,384	—	(52,968)	44,960
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,871)	—	(3,871)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,489	(24,321)	—	(22,832)
Cash and cash equivalents, beginning of period	—	524	49,716	—	50,240
Cash and cash equivalents, end of period	$—	$2,013	$25,395	$—	$27,408

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(18,531)	$106,768	$29,512	$—	$117,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investment	—	—	(47,285)	—	(47,285)
Payments for acquisition, net of cash acquired of $5,638	—	(603,373)	—	—	(603,373)
Payments for property, plant, and equipment	(40,350)	(80,205)	(19,295)	—	(139,850)
Intercompany contributions	(578,517)	—	—	578,517	—
Proceeds from sale of fixed assets	—	122	—	—	122
Net cash provided by (used in) investing activities	(618,867)	(683,456)	(66,580)	578,517	(790,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	577,129	1,388	(578,517)	—
Proceeds from the issuance of debt	500,000	—	—	—	500,000
Repayment of debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligations	—	(508)	—	—	(508)
Proceeds from revolver line of credit	489,850	—	—	—	489,850
Payments for revolver line of credit	(340,060)	—	—	—	(340,060)
Proceeds from exercise of stock options	1,281	—	—	—	1,281
Minimum tax withholding paid on behalf of employees for restricted stock units	(3,491)	—	—	—	(3,491)
Excess tax benefit from share-based compensation	3,196	—	—	—	3,196
Payment of deferred financing costs	(3,378)	—	—	—	(3,378)
Net cash provided by (used in) financing activities	637,398	576,621	1,388	(578,517)	636,890
Effect of exchange rate changes on cash and cash equivalents	—	—	595	—	595
DECREASE IN CASH AND CASH EQUIVALENTS	—	(67)	(35,085)	—	(35,152)
Cash and cash equivalents, beginning of period	—	673	100,432	—	101,105
Cash and cash equivalents, end of period	$—	$606	$65,347	$—	$65,953

16. Subsequent Events

On August 1, 2015, we completed the acquisition of 100% of Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") and is a pioneer and leader in plant-based nutrition products, for approximately $550 million in cash funded by borrowings under our existing credit facility. This acquisition represents an opportunity for us to extend our plant-based foods and beverages platform into nutritional powders and bars, with additional innovation opportunities. In connection with the acquisition of Vega, we incurred $2.4 million in expenses for the three and six months ended June 30, 2015 related to due diligence, investment advisors and regulatory matters. The expanded disclosures prescribed by ASC 805 have not been presented as we have not begun the process of allocating the purchase price. We intend to include Vega’s results of operations in our statements of income in our Americas Foods & Beverages segment at the date of acquisition.

On August 7, 2015, we announced that we have agreed to acquire Wallaby Yogurt Company, Inc. for approximately $125 million in cash. We intend to fund this acquisition with borrowings under our existing credit facility. Founded in 1994 and based in American Canyon, California, Wallaby is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages. The addition of Wallaby will strengthen and expand our growing yogurt portfolio and provide entry into several fast-growing yogurt categories. The acquisition also provides us with additional West Coast based manufacturing capabilities and further expansion and growth opportunities. The transaction is expected to close in the third quarter of 2015, subject to regulatory approvals and other customary closing conditions. We intend to include Wallaby's results of operations in our statements of income in our Americas Foods & Beverages segment at the date of acquisition.
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
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “might,” “will,” and “could,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II — Other Information — Item 1A — Risk Factors” in this Form 10-Q, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.
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

We have an extensive production and supply chain footprint and we utilize ten manufacturing plants and also rely on third-party co-packers to fulfill our manufacturing needs in the U.S. In Europe, we have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain, and we also utilize third-party co-packers. Furthermore, we utilize a broad commercial partner network to access certain markets in Europe, in addition to our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands.

Developments since January 1, 2015

Acquisition of EIEIO
On May 29, 2015, the Company acquired substantially all of the assets and liabilities of EIEIO, Inc. the company that owns the Magicow ("Magicow") brand and other brands for $40.2 million in cash. Magicow manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings. The acquisition of Magicow expands our portfolio of bulk coffee creamer and flavor dispensing products and provides new product capabilities to support growth in our away-from-home channel. Magicow's results of operations have been included in our condensed consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition. Net sales were $1.5 million from the acquisition date to June 30, 2015. We have not yet completed an appraisal of the assets acquired and anticipate finalizing the allocation of the purchase price to the assets acquired and liabilities assumed within one year of the purchase.

Acquisition of Vega
On August 1, 2015, we acquired Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") and is a pioneer and leader in plant-based nutrition products, primarily powdered shakes and snack bars. This acquisition represents an opportunity for us to extend our plant-based foods and beverages platform into nutritional powders and bars, and pursue additional innovation opportunities. The total purchase price for the acquisition was approximately $550 million in cash funded by borrowings under our existing credit facility, subject to post-closing working capital adjustments and indemnification claims. In connection with the acquisition of Vega, we incurred $2.4 million in expenses for the three and six months ended June 30, 2015 related to due diligence, investment advisors and regulatory matters. Vega's performance will be included in the financial statements beginning in the third quarter of 2015. We have not yet completed an appraisal of the assets acquired and anticipate finalizing the allocation of the purchase price to the assets acquired and liabilities assumed within the next twelve months.

Factors Affecting Our Business and Results of Operations
The following trends have impacted our sales and operating income over the past two years and we believe that they will continue to be factors affecting our business and results of operations in the future:
Acquisitions and Joint Venture
We have grown and intend to continue to grow our business in part by acquiring new brands and businesses, and forming joint ventures, both in the United States and globally. The addition of acquisitions or joint ventures allows us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations. In 2014, we completed the acquisitions of Earthbound Farm and So Delicious, and entered into a joint venture with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. In the second quarter of 2015 we completed the acquisition of Magicow and on August 1, 2015, we completed the Vega acquisition.
New Product Introductions
We intend to continue to respond to evolving consumer preferences by delivering innovative products. We have a proven track record of innovation through either creating or largely developing the organic milk, plant-based beverage, and flavored non-dairy creamer subcategories through successful product introductions under our Silk, Alpro, Horizon Organic, and International Delight brands. We continue to focus on innovation that we believe will drive increased consumption of our products.

Volatility in Commodity Costs

Our business is heavily dependent on raw materials and other inputs, such as organic and conventional raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, organic salads, fruits and vegetables, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin and diesel fuel. Changes in the costs of raw materials and other inputs historically impacted, and are expected to continue to impact our profitability. Increases in commodity costs have led, and in the future could lead, to price increases across our portfolio to mitigate the impacts of these increased costs.
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
Manufacturing and Warehousing Capacity Constraints

Our volume growth has exerted and continues to exert pressure on our internal plant and warehousing capacity across all segments. In response, we have historically relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, capacity constraints sometimes create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. We have increased internal capacity and will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements. At the same time, we have invested and expect to invest to expand our internal production and warehousing capabilities as growth requires.
Matters Affecting Comparability
Our results of operations for the three and six months ended June 30, 2015 and 2014 were affected by the following:
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

Acquisitions of So Delicious and EIEIO
On October 31, 2014, the Company acquired the company that owns So Delicious Dairy Free ("So Delicious") from its existing shareholders. The acquisition of So Delicious expanded our portfolio of plant-based food and beverage products and provided the Company with an entry into the growing, plant-based frozen dessert category. The total purchase price for the acquisition was approximately $196.6 million in cash, subject to post-closing working capital adjustments and indemnification claims. Certain estimated values for the So Delicious acquisition are not yet finalized pending the final purchase price allocations and are subject to change as additional information is obtained. We expect to finalize the allocation of the purchase price in 2015. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. So Delicious is reported within the Americas Foods & Beverages segment.
On May 29, 2015, the Company acquired substantially all the assets and liabilities of EIEIO, Inc. which owns the Magicow ("Magicow") brand as well as smaller brands in the food service toppings business. Magicow which is based outside Austin, Texas, manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings.  The acquisition of Magicow expands our portfolio of bulk coffee creamer and flavor dispensing products and provides new product capabilities to support growth in our away-from-home channel. The total purchase price for the acquisition was approximately $40.2 million in cash. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations. We expect to finalize the allocation of the purchase price within one year of the acquisition date. In connection with the acquisition of Magicow, we incurred $0.3 million in expenses for the three and six months ended June 30, 2015 related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our condensed consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Magicow is reported within the Americas Foods & Beverages segment.
Foreign Exchange Movements
Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our exposures to foreign exchange rates are the Euro, the British Pound, the Canadian dollar, the Mexican peso, and the Chinese RMB against the U.S. dollar. The financial statements of our Europe Foods & Beverages segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country of our subsidiary. Accordingly, income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses.
Results of Operations
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Total net sales	$923.6	100.0%	$837.9	100.0%	$1,834.8	100.0%	$1,668.1	100.0%
Cost of goods sold	597.5	64.7%	552.7	66.0%	1,200.0	65.4%	1,109.7	66.5%
Gross profit (1)	326.1	35.3%	285.2	34.0%	634.8	34.6%	558.4	33.5%
Operating expenses
Selling, distribution, and marketing	174.3	18.9%	156.9	18.7%	342.1	18.6%	304.3	18.2%
General and administrative	74.8	8.1%	61.6	7.4%	145.6	7.9%	133.9	8.0%
Asset disposal and exit costs	—	0.0%	(0.1)	0.0%	—	0.0%	(0.7)	0.0%
Total operating expenses	249.2	27.0%	218.4	26.1%	487.7	26.5%	437.5	26.2%
Operating income	77.0	8.3%	66.8	7.9%	147.1	8.1%	120.9	7.3%
Interest and other expenses, net	14.9		11.1		27.4		17.6
Income tax expense	22.2		20.8		42.4		36.0
Loss in equity method investments	2.4		0.5		6.5		0.5
Net income	$37.4		$34.4		$70.8		$66.8

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below:

	Three months ended June 30,
	2015	2014	$ Increase / (Decrease)	% Increase / (Decrease)
	(Dollars in millions)
Americas Foods & Beverages	$639.8	$556.5	$83.3	15.0%
Americas Fresh Foods	151.2	153.0	(1.8)	(1.2)%
Europe Foods & Beverages	132.6	128.4	4.2	3.3%
Total	$923.6	$837.9	$85.7	10.2%
The changes in total net sales were due to the following:

	Change in net sales Three months ended June 30, 2015 vs. June 30, 2014
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase / (decrease)
	(in millions)
Americas Foods & Beverages	$41.0	$21.7	$20.6	$83.3
Americas Fresh Foods	—	3.2	(5.0)	(1.8)
Europe Foods & Beverages	—	30.7	(26.5)	4.2
Total	$41.0	$55.6	$(10.9)	$85.7
Total net sales — Consolidated total net sales increased $85.7 million, or 10.2%, for the three months ended June 30, 2015 compared to the same period in 2014. This increase was principally driven by volume growth in both the Americas Foods & Beverages and the Europe Foods & Beverages segments. In addition, net sales in the quarter benefited from the addition of So Delicious which was acquired on October 31, 2014, and, to a much lesser extent, Magicow, which was acquired on May 29, 2015. These acquisitions contributed 4.9 percentage points of growth. These increases were partially offset by an unfavorable currency impact of 3.4 percentage points in the quarter, primarily driven by the strengthening U.S. dollar compared to the Euro.
Cost of goods sold — Cost of goods sold increased $44.8 million, or 8.1%, for the three months ended June 30, 2015 compared to the same period in 2014. This increase was principally driven by higher sales volumes including the impact of acquisitions, partially offset by a cost reduction of $15.5 million due to currency translation.
Gross profit — Gross profit margin increased to 35.3% for the three months ended June 30, 2015 from 34.0% for the same period in 2014 as growth in our higher-margin segments (Americas Foods & Beverages and Europe Foods & Beverages) outpaced the growth of Americas Fresh Foods, which has a lower gross margin. In addition, each of our segments separately delivered gross margin improvement in the current quarter compared to the same period in 2014.
Operating expenses — Total operating expenses increased $30.8 million, or 14.1%, for the three months ended June 30, 2015 compared to the same period in 2014. The overall increase in operating expenses was partially offset by the impact of currency translation.
Selling, distribution, and marketing expense increased $17.4 million for the three months ended June 30, 2015. This increase was driven primarily by volume-driven increases in distribution expense, including the impact of acquisitions, along with higher marketing spending.

General and administrative expense increased $13.2 million for the three months ended June 30, 2015, driven by higher employee related costs, including the impact of higher headcount and long-term incentive compensation. In addition, we incurred $2.7 million of expense associated with the acquisitions of Magicow and Vega as well as $2.4 million of costs associated with the integration of So Delicious and Earthbound Farm in the three months ended June 30, 2015 compared $0.1 million of expense associated with the acquisition of Earthbound Farm in the three months ended June 30, 2014.
Interest and other expenses, net — Interest and other expenses, net for the three months ended June 30, 2015 increased $3.8 million compared to the same period in 2014. The increase was driven by higher levels of debt outstanding in 2015, primarily due to the acquisition of So Delicious in the fourth quarter of 2014 and increased levels of capital investments. In addition, we incurred a higher weighted average interest rate on our indebtedness in 2015 due to the issuance of $500.0 million senior unsecured notes on September 17, 2014. In the second quarter of 2015, we incurred a loss of $1.0 million related to mark-to-market losses on our interest rate swaps, compared to a loss of $3.6 million for the same period on 2014.
Income tax expense — The effective tax rate for the three months ended June 30, 2015 was 35.8% compared to 37.3% for the three months ended June 30, 2014. The decrease in the effective tax rate for the three month period was primarily due to nondeductible transaction costs incurred in the second quarter 2014. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
Loss in equity method investments — Our share of the loss related to the China joint venture was $2.2 million in the three months ended June 30, 2015 compared to $0.5 million in the three months ended June 30, 2014. This increase was due to the China joint venture beginning operations in late 2014. Our share of the loss related to our other equity investment was $0.2 million for the three months ended June 30, 2015.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s results:

	Three months ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$639.8	100.0%	$556.5	100.0%	$83.3	15.0%
Cost of goods sold	402.8	63.0%	355.7	63.9%	47.1	13.2%
Gross profit	237.0	37.0%	200.8	36.1%	36.2	18.0%
Operating expenses	162.6	25.4%	140.8	25.3%	21.8	15.5%
Operating income	$74.4	11.6%	$60.0	10.8%	$14.4	24.0%
Total net sales — Total net sales increased $83.3 million, or 15.0%, for the three months ended June 30, 2015 compared to the same period in 2014. This increase was driven by a combination of volume growth and higher pricing, along with the acquisitions of So Delicious and Magicow which contributed $41.0 million in net sales in the quarter. These increases were offset by a modest impact of currency translation, driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the plant-based foods and beverages platform increased 25.8%, benefiting significantly from the acquisition of So Delicious. Net sales also continue to benefit from growth in our nut-based beverages, including almondmilk and cashewmilk products which collectively increased net sales by $12.3 million in the quarter. These increases were partially offset by a $4.2 million decline in soymilk products.

Net sales growth in the coffee creamers and beverages platform increased 6.4%. This topline performance was driven by higher volumes and the impact of price increases implemented on our dairy-based creamers in 2014, along with the addition of So Delicious creamers. The shift of a majority of the Easter selling season into the first quarter of 2015 had approximately a 2 percentage point unfavorable impact on our net sales growth rate for the three months ended June 30, 2015 compared to the same period in 2014.

Our premium dairy brand platform sales growth of 15.3% was driven by higher pricing as we have taken several pricing actions over the past year to offset the rising costs of organic milk. Net sales in this platform also continue to benefit from growth in our Horizon center store products, consisting of macaroni and cheese and other snack products, along with growth in our other dairy products such as cheese.
Cost of goods sold — Cost of goods sold increased $47.1 million, or 13.2%, for the three months ended June 30, 2015 compared to the same period in 2014. This increase was driven by the impact of the So Delicious acquisition, along with volume increases in the Company’s historical platforms and higher commodity costs, particularly almonds and organic dairy inputs.

Gross profit — Gross profit margin increased 90 basis points to 37.0% for the three months ended June 30, 2015. The increase was driven by a favorable mix of products sold, partially offset by the impact of a strengthening U.S. dollar relative to the Canadian dollar, which reduced gross margins by approximately 40 basis points.
Operating expenses — Operating expenses increased $21.8 million, or 15.5%, for the three months ended June 30, 2015 compared to the same period in 2014. This increase was principally due to the So Delicious acquisition but was also driven by increased marketing investments in support of our brands, higher distribution costs linked to growth in sales volumes, and higher employee related costs.
Americas Fresh Foods Segment Results
The following table presents certain financial information concerning our Americas Fresh Foods segment’s results:

	Three months ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$151.2	100.0%	$153.0	100.0%	$(1.8)	(1.2)%
Cost of goods sold	120.8	79.9%	124.1	81.1%	(3.3)	(2.7)%
Gross profit	30.4	20.1%	28.9	18.9%	1.5	5.2%
Operating expenses	15.6	10.3%	14.9	9.7%	0.7	4.7%
Operating income	$14.8	9.8%	$14.0	9.2%	$0.8	5.7%
Total net sales — Total net sales were $151.2 million for the three months ended June 30, 2015 compared to $153.0 million for the same period in 2014. The decrease in net sales was driven by a 46% decline in sales of fresh fruit due to lower supply availability, coupled with the decision to exit lower-margin supply agreements with certain third party fruit suppliers. Net sales of organic salads increased approximately 6% in the second quarter of 2015, compared to the same quarter in the prior year, as we continue to recover from the weather-related supply constraints experienced in the first quarter of 2015.

Cost of goods sold — Cost of goods sold declined 2.7% for the three months ended June 30, 2015, driven principally by a more favorable mix of products sold, along with the benefit from our cost reduction initiatives that have improved operating efficiencies in our plant and farm operations.
Gross profit — Gross profit margin increased to 20.1% for the three months ended June 30, 2015 compared to 18.9% for the same period in 2014. Margins benefited from a favorable mix of products sold, along with the impact of cost reduction initiatives.
Operating expenses — Operating expense increased $0.7 million, or 4.7% for the three months ended June 30, 2015, compared to the same period in 2014. The increase was principally driven by higher general and administrative costs as we continue to invest in capability building, including an expected transition of this segment to the Company’s SAP systems.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s results:

	Three months ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$132.6	100.0%	$128.4	100.0%	$4.2	3.3%
Cost of goods sold	73.8	55.7%	72.9	56.8%	0.9	1.2%
Gross profit	58.8	44.3%	55.5	43.2%	3.3	5.9%
Operating expenses	42.1	31.7%	41.5	32.3%	0.6	1.4%
Operating income	$16.7	12.6%	$14.0	10.9%	$2.7	19.3%

Net sales — Net sales increased $4.2 million, or 3.3%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was driven principally by continued strong volume growth, led by almond beverages and, to a lesser extent, soy beverages, as well as strong growth in our plant-based yogurts and creams, offset by unfavorable foreign currency translation, which reduced growth by 19.6 percentage points. Volume growth continues to be broad-based across our key European markets.
Cost of goods sold — Cost of goods sold increased $0.9 million, or 1.2%, for the three months ended June 30, 2015 compared to the same period in 2014 driven by higher sales volumes, substantially offset by the impact of foreign currency translation of $16.7 million. Manufacturing and warehousing costs also increased as our internal capacity continues to be somewhat constrained by our strong volume growth which has caused us to increase our utilization of third-party co-manufacturers and warehouses. We expect to continue to increase our utilization of such third parties, while we invest to expand our internal manufacturing and warehousing capabilities.
Gross profit — Gross profit margin increased to 44.3% for the three months ended June 30, 2015 compared to 43.2% for the same period in 2014. This increase was driven by a favorable foreign currency dynamic, which more than offset higher manufacturing and warehousing costs.
Operating expenses — Operating expenses increased $0.6 million, or 1.4%, for the three months ended June 30, 2015 compared to the same period in 2014. The increase was driven by higher marketing investments to support branded growth, along with higher employee related costs, primarily related to additional headcount. In addition, we experienced an increase in distribution costs driven by our volume growth and higher utilization of third party co-manufacturers. These increases were partially offset by the impact of foreign currency translation of $8.5 million. For the three months ended June 30, 2015, we incurred $1.6 million of transition costs related to So Delicious.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below:

	Six months ended June 30,
	2015	2014	$ Increase / (Decrease)	% Increase / (Decrease)
	(Dollars in millions)
Americas Foods & Beverages	$1,280.5	$1,115.0	$165.5	14.8%
Americas Fresh Foods	290.9	299.1	(8.2)	(2.7)%
Europe Foods & Beverages	263.4	254.0	9.4	3.7%
Total	$1,834.8	$1,668.1	$166.7	10.0%
The changes in total net sales were due to the following:

	Change in net sales Six months ended June 30, 2015 vs. June 30, 2014
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase / (decrease)
	(in millions)
Americas Foods & Beverages	$66.1	$63.9	$35.5	$165.5
Americas Fresh Foods	—	(0.4)	(7.8)	(8.2)
Europe Foods & Beverages	—	61.5	(52.1)	9.4
Total	$66.1	$125.0	$(24.4)	$166.7
Total net sales — Consolidated total net sales increased $166.7 million, or 10.0%, for the six months ended June 30, 2015 compared to the same period in 2014. This increase was principally driven by volume growth in both the Americas Foods & Beverages and the Europe Foods & Beverages segments. In addition, net sales in 2015 benefited from the acquisitions of So Delicious on October 31, 2014 and, to a lesser extent, the acquisition of Magicow on May 29, 2015. These acquisitions contributed 4.0 percentage points of growth. These increases were partially offset by an unfavorable currency impact of 3.2 percentage points, primarily driven by the strengthening U.S. dollar compared to the Euro.
Cost of goods sold — Cost of goods sold increased $90.3 million, or 8.1%, for the six months ended June 30, 2015 compared to the same period in 2014. This increase was principally driven by higher sales volumes including the impact of acquisitions, partially offset by the impact of approximately $32.4 million of foreign currency translation.
Gross profit — Gross profit margin increased to 34.6% for the six months ended June 30, 2015 from 33.5% for the same period in 2014 as growth in our higher-margin segments (Americas Foods & Beverages and Europe Foods & Beverages) outpaced the growth of Americas Fresh Foods, which has a lower gross margins. In addition, each of our segments separately delivered gross margin improvement for the six months ended June 30, 2015 compared to the same period in 2014.
Operating expenses — Total operating expenses increased $50.2 million, or 11.5%, for the six months ended June 30, 2015 compared to the same period in 2014. The overall increase in operating expenses was partially offset by the impact of currency translation.
Selling, distribution, and marketing expense increased $37.8 million for the six months ended June 30, 2015. This increase was driven primarily by volume-driven increases in distribution expense, including the impact of acquisitions, along with higher marketing spending in the Americas Foods & Beverages and the Europe Foods & Beverages segments.

General and administrative expense increased $11.7 million for the six months ended June 30, 2015 related to higher employee related costs including incentive based compensation. In addition, we incurred $4.8 million of expenses associated with the integration of So Delicious and Earthbound Farm, along with $2.7 million of expense related to the acquisitions of Magicow and Vega in the six months ended June 30, 2015 compared to $8.5 million of expense associated primarily with the acquisition of Earthbound Farm in the same period in 2014. Further we incurred $1.6 million of corporate expense related to management of our joint venture investment in China in the six months ended June 30, 2015 compared to $3.0 million in the same period of 2014.
Interest and other expenses, net — Interest and other expenses, net for the six months ended June 30, 2015 increased $9.8 million compared to the same period in 2014. The increase was driven by higher levels of debt outstanding in 2015, primarily due to the acquisition of So Delicious in the fourth quarter of 2014 and increased levels of capital investments. In addition, we incurred a higher weighted average interest rate on our indebtedness in 2015 due to the issuance of $500.0 million senior unsecured notes on September 17, 2014. For the six months ended June 30, 2015, we incurred a loss of $4.8 million related to mark-to-market losses on our interest rate swaps, compared to a loss of $4.4 million for the same period on 2014. These increases were partially offset by a $3.4 million increase in annual interest rebates we received in 2015 on certain loans outstanding, as compared to the prior year.
Income tax expense — The effective tax rate for the six months ended June 30, 2015 was 35.4% compared to 34.9% for the six months ended June 30, 2014. The increase in the effective tax rate was primarily due to a reduction in our deferred tax liabilities recognized in 2014 as a result of lower state apportionment driven by the sale of the Idaho dairy farm. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
Loss in equity method investments — Our share of the loss related to the China joint venture was $6.2 million for the six months ended June 30, 2015 compared to $0.5 million in the same period in the prior year. This increase was due to the China joint venture beginning operations in late 2014. Our share of the loss related to our other equity investment was $0.3 million for the six months ended June 30, 2015, compared to nil in the same period in the prior year.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s results:

	Six months ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$1,280.5	100.0%	$1,115.0	100.0%	$165.5	14.8%
Cost of goods sold	813.7	63.5%	715.0	64.1%	98.7	13.8%
Gross profit	466.8	36.5%	400.0	35.9%	66.8	16.7%
Operating expenses	318.5	24.9%	274.0	24.6%	44.5	16.2%
Operating income	$148.3	11.6%	$126.0	11.3%	$22.3	17.7%
Total net sales — Total net sales increased $165.5 million, or 14.8%, for the six months ended June 30, 2015 compared to the same period in 2014. This increase was driven by a combination of volume growth and higher pricing, along with acquisitions of So Delicious and Magicow, which contributed $66.1 million in net sales for the six months ended June 30, 2015. These increases were offset by a modest impact of currency translation, driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the plant-based foods and beverages platform increased 23.1%, benefiting significantly from the acquisition of So Delicious. Net sales also continue to benefit from growth in our nut-based beverages, including almondmilk and cashewmilk products, which collectively increased net sales by $33.5 million for the six months ended June 30, 2015. These increases were partially offset by a decline in soymilk products which reduced sales by $11.2 million.

Net sales in the coffee creamers and beverages platform increased 8.5%. This topline performance was driven by higher volumes and the impact of price increases implemented on our dairy-based creamers in 2014, along with the addition of So Delicious creamers.
Our premium dairy brand platform sales growth of 15.1% was principally driven by higher pricing as we have taken several pricing actions over the past year to offset the impact of the rising costs of organic milk. Volume also contributed to our total sales growth including contribution from our Horizon center store products, which consist of macaroni and cheese and other snack products, as well as growth in our other dairy products such as cheese and butter.
Cost of goods sold — Cost of goods sold increased $98.7 million, or 13.8%, for the six months ended June 30, 2015 compared to the same period in 2014. This increase was driven by the impact of the So Delicious acquisition, along with volume increases in the Company’s historical platforms and higher commodity costs, particularly almonds and organic dairy inputs.
Gross profit — Gross profit margin increased 60 basis points to 36.5% for the six months ended June 30, 2015. The increase was driven by a favorable product mix, partially offset by the impact of a strengthening U.S. dollar relative to the Canadian dollar, which reduced gross margin by 20 basis points.
Operating expenses — Operating expenses increased $44.5 million, or 16.2%, for the six months ended June 30, 2015 compared to the same period in 2014. This increase was principally due to the So Delicious acquisition but was also driven by increased marketing investments in support of our brands, higher distribution costs linked to growth in sales volumes, and higher employee related costs. For the first six months of 2015, we incurred $3.3 million of transition costs related to So Delicious.
Americas Fresh Foods Segment Results
The following table presents certain financial information concerning our Americas Fresh Foods segment’s results:

	Six months ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$290.9	100.0%	$299.1	100.0%	$(8.2)	(2.7)%
Cost of goods sold	238.0	81.8%	248.0	82.9%	(10.0)	(4.0)%
Gross profit	52.9	18.2%	51.1	17.1%	1.8	3.5%
Operating expenses	30.3	10.4%	28.5	9.5%	1.8	6.3%
Operating income	$22.6	7.8%	$22.6	7.6%	$—	—%
Total net sales — Total net sales decreased $8.2 million or 2.7% for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in net sales was driven by a 44.0% decline in sales of fresh principally due to lower supply availability, coupled with the decision to exit low-margin supply agreements with certain third party fruit suppliers. Net sales of organic salads increased approximately 3.0% for the six months ended June 30, 2015, compared to the same period in the prior year, despite unfavorable weather conditions that impacted the supply of organic leafy greens.

Cost of goods sold — Cost of goods sold declined $10.0 million or 4.0% for the six months ended June 30, 2015, driven principally by a favorable mix of products sold, along with the benefit of cost reduction initiatives that have improved operating efficiencies in our plant and farm operations.
Gross profit — Gross profit margin increased to 18.2% for the six months ended June 30, 2015 compared to 17.1% for the same period in 2014. Margins benefited from a favorable mix of products sold along with the benefit of our cost reduction initiatives.
Operating expenses — Operating expense increased $1.8 million, or 6.3% for the six months ended June 30, 2015, compared to the same period in 2014. The increase was principally driven by higher marketing expenses and higher general and administrative costs as we continue to invest in capability building, including plans to transition this segment to the Company's SAP systems.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s results:

	Six months ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$263.4	100.0%	$254.0	100.0%	$9.4	3.7%
Cost of goods sold	148.4	56.3%	146.8	57.8%	1.6	1.1%
Gross profit	115.0	43.7%	107.2	42.2%	7.8	7.3%
Operating expenses	83.9	31.9%	82.8	32.6%	1.1	1.3%
Operating income	$31.1	11.8%	$24.4	9.6%	$6.7	27.5%
Net sales — Net sales increased $9.4 million, or 3.7%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was driven principally by continued strong volume growth, led by almond beverages and, to a lesser extent, soy beverages, as well as strong growth in our plant-based yogurts and creams, offset by unfavorable foreign currency translation, which reduced growth by 19.2 percentage points. Volume growth continues to be broad-based across our European markets.
Cost of goods sold — Cost of goods sold increased $1.6 million, or 1.1%, for the six months ended June 30, 2015 compared to the same period in 2014 driven by higher sales volumes, substantially offset by the impact of foreign currency translation. Foreign currency translation reduced cost of goods sold by $32.4 million. Manufacturing and warehousing costs also increased as our internal capacity continues to be somewhat constrained by our strong volume growth which has caused us to increase our utilization of third-party co-manufacturers and warehouses. We expect to continue to increase our utilization of such third parties, while we invest to expand our internal manufacturing and warehousing capabilities.

Gross profit — Gross profit margin increased to 43.7% for the six months ended June 30, 2015 compared to 42.2% for the same period in 2014. This increase was driven by a favorable foreign currency dynamic, more than offsetting higher production and warehouse costs.
Operating expenses — Operating expenses increased $1.1 million, or 1.3%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was driven by higher marketing investments to support branded growth, along with higher employee related costs, primarily related to additional headcount. In addition, we experienced an increase in distribution costs driven by our volume growth and higher utilization of third party co-manufacturers. These increases were partially offset by the impact of foreign currency translation which decreased operating expenses by $16.7 million.
Liquidity and Capital Resources
Debt Facilities

As of August 3, 2015, primarily due to the incurrence of an additional $557.6 million in indebtedness related to the closing of the Vega acquisition, we had outstanding borrowings of $1.6 billion under our $2.0 billion senior secured credit facilities, which consisted of $985.0 million of term loan borrowings and $601.1 million borrowed under our $1.0 billion revolving credit facility commitment.  We further had $5.9 million in outstanding letters of credit issued under our revolving credit facility.  We had the ability to incur up to a maximum of $361.8 million of additional indebtedness as governed by the current financial covenants under our senior secured credit facility, assuming such proceeds are not utilized to acquire additional businesses or operations.

          The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of August 3, 2015, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 1.75% per annum for the $1.0 billion revolving commitment and the $240.6 million currently outstanding on the term loan A-1 facility and LIBOR plus 2.00% per annum for the $744.4 million currently outstanding on the term loan A-2 facility.
Alpro maintained a revolving credit facility not to exceed €20.0 million ($22.2 million USD) or its currency equivalent up until June 29, 2015. On June 29, 2015, Alpro entered into a new revolving credit facility not to exceed €30.0 million ($33.3 million USD) or its currency equivalent. The facility is unsecured and guaranteed by The WhiteWave Foods Company.
The Alpro revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit ($33.3 million USD) or its currency equivalent. At June 30, 2015 and December 31, 2014, there were no outstanding borrowings under these facilities. Principal payments, if any, are due under the subsidiary revolving credit facility upon maturity on June 29, 2016.
As of June 30, 2015, we were in compliance with all related (or associated) covenants under our debt facilities.

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
As of June 30, 2015, $25.4 million of our total cash on hand of $27.4 million was attributable to our foreign operations and currently domiciled outside the U.S. We anticipate permanently reinvesting our foreign earnings outside the U.S.
Capital Resources
Our board of directors has authorized a share repurchase program, under which the Company may repurchase up to $150.0 million of its common stock. The primary purpose of the program is to offset dilution from the Company’s equity compensation plans, but the Company also may make discretionary purchases. Shares may be repurchased under the program from time to time in one or more open market or other transactions, at the discretion of the Company, subject to market conditions and other factors. The authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases. To date, no shares have been repurchased under the share repurchase program.
Historical Cash Flow
The following table summarizes our cash flows from operating, investing, and financing activities:

	Six months ended June 30,
	2015	2014	Change
	(In millions)
Net cash flows from:
Operating activities	$106.9	$117.7	$(10.8)
Investing activities	(170.8)	(790.4)	619.6
Financing activities	45.0	636.9	(591.9)
Effect of exchange rate changes on cash and cash equivalents	(3.9)	0.6	(4.5)
Net increase in cash and cash equivalents	$(22.8)	$(35.2)	$12.4
Operating Activities
Net cash provided by operating activities was $106.9 million for the six months ended June 30, 2015 compared to $117.7 million for the six months ended June 30, 2015. The lower level of cash provided from operating activities in 2015 was driven by an increase in operating assets and liabilities that more than offset the higher level of net income, excluding depreciation, amortization, and share-based compensation. The higher net change in operating assets and liabilities was largely driven by growth in accounts receivable, related to timing of collections, and higher inventory levels in 2015 due to the addition of So Delicious and tighter manufacturing capacity in 2014 that limited inventory levels somewhat in the prior year. The impact of the accounts receivable change was $22.6 million, while the inventory impact was $34.2 million.
Investing Activities
Net cash used in investing activities was $170.8 million for the six months ended June 30, 2015 compared to net cash used in investing activities of $790.4 million for the six months ended June 30, 2014. The change was primarily driven by increase in payments for acquisitions as the prior year included the acquisition of Earthbound Farm. In addition, we contributed $47.3 million to the joint venture in China in 2014. Payments for property, plant, and equipment were comparable in both 2015 and 2014 as we continue to invest in manufacturing and warehousing capability to support our volume growth.

Financing Activities
Net cash provided by financing activities was $45.0 million for the six months ended June 30, 2015 compared to net cash provided of $636.9 million for the six months ended June 30, 2015. The decrease was driven by the impact of new borrowings in 2014 utilized to finance a higher level of acquisitions, principally Earthbound Farm.
Contractual Obligations and Other Long-Term Liabilities
There have been no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Long-Term Liabilities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

(b)	Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2C. Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of June 30, 2015, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Item 6. Exhibits

10.1	Form of 2015 Restricted Stock Unit Award Agreements - US Executive Officers

10.2	Form of 2015 Restricted Stock Unit Award Agreement - non-US Executive Officers

10.3	Form of 2015 Stock Option Award Agreement - US Executive Officers

10.4	Form of 2015 Stock Option Award Agreement - non-US Executive Officers

10.5	Form of 2015 Performance Stock Unit Award Agreement - US Executive Officers

10.6	Form of 2015 Performance Stock Unit Award Agreement - non-US Executive Officers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.
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
August 7, 2015