Form 10-Q
period 2015-09-30
WHITEWAVE FOODS Co
filed 2015-11-09
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
 _______________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of October 31, 2015, there were 176,202,036 outstanding shares of common stock, par value $0.01 per share.

1

ii

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
The WhiteWave Foods Company
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,021	$50,240
Trade receivables, net of allowance of $3,052 and $2,343	247,819	192,692
Inventories	282,037	215,669
Deferred income taxes	40,795	30,263
Income tax receivable	13,814	14,455
Prepaid expenses and other current assets	29,524	35,868
Total current assets	643,010	539,187
Investment in equity method investments	33,601	43,160
Property, plant, and equipment, net	1,092,360	993,207
Identifiable intangible and other assets, net	1,083,061	729,011
Goodwill	1,423,447	1,068,276
Total Assets	$4,275,479	$3,372,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$491,646	$469,764
Current portion of debt and capital lease obligations	23,698	21,158
Income tax payable	2,957	496
Total current liabilities	518,301	491,418
Long-term debt and capital lease obligations	2,184,237	1,495,822
Deferred income taxes	340,802	267,010
Other long-term liabilities	42,707	42,104
Total liabilities	3,086,047	2,296,354
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 1,700,000,000 shares authorized, 176,037,312 issued and outstanding at September 30, 2015; 174,388,132 issued and outstanding at December 31, 2014	1,760	1,744
Class B common stock, $0.01 par value; 175,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	912,509	878,549
Retained earnings	378,125	257,312
Accumulated other comprehensive loss	(102,962)	(61,118)
Total shareholders’ equity	1,189,432	1,076,487
Total Liabilities and Shareholders’ Equity	$4,275,479	$3,372,841
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Net sales	$1,003,888	$857,467	$2,838,661	$2,525,617
Cost of goods sold	652,757	564,711	1,852,797	1,674,387
Gross profit	351,131	292,756	985,864	851,230
Operating expenses:
Selling, distribution, and marketing	187,784	157,756	529,856	462,057
General and administrative	70,235	61,653	215,824	195,569
Asset disposal and exit costs	—	—	—	(704)
Total operating expenses	258,019	219,409	745,680	656,922
Operating income	93,112	73,347	240,184	194,308
Other expense:
Interest expense	15,979	9,713	38,580	22,947
Other (income) expense, net	2,549	(1,670)	7,337	2,687
Total other expense	18,528	8,043	45,917	25,634
Income before income taxes	74,584	65,304	194,267	168,674
Income tax expense	21,831	22,999	64,227	59,059
Income before loss in equity method investments	52,753	42,305	130,040	109,615
Loss in equity method investments	2,731	1,448	9,227	1,991
Net income	$50,022	$40,857	$120,813	$107,624
Weighted average common shares:
Basic	175,846,533	174,136,880	175,290,113	173,911,304
Diluted	180,444,521	178,291,434	180,006,702	177,620,641
Net income per share:
Basic	$0.28	$0.23	$0.69	$0.62
Diluted	$0.28	$0.23	$0.67	$0.61
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$50,022	$40,857	$120,813	$107,624
Other comprehensive income (loss), net of tax
Change in defined benefit pension plan, net of tax (expense)/benefit of $4, ($29), ($78), and ($44)	(7)	58	155	103
Foreign currency translation adjustment	(13,305)	(34,573)	(40,553)	(34,017)
Change in fair value of derivative instruments, net of tax (expense)/benefit of $292, ($308), $259, and ($95)	(1,509)	630	(1,446)	300
Other comprehensive income (loss), net of tax	(14,821)	(33,885)	(41,844)	(33,614)
Comprehensive income	$35,201	$6,972	$78,969	$74,010
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2014	174,388,132	$1,744	$878,549	$257,312	$(61,118)	$1,076,487
Net income	—	—	—	120,813	—	120,813
Share-based compensation	—	—	27,537	—	—	27,537
Excess tax benefit from share-based compensation	—	—	20,464	—	—	20,464
Shares issued in connection with share-based compensation	1,649,180	16	13,815	—	—	13,831
Minimum tax withholdings related to net share settlements of stock based compensation	—	—	(27,856)	—	—	(27,856)
Other comprehensive loss	—	—	—	—	(41,844)	(41,844)
Balance at September 30, 2015	176,037,312	$1,760	$912,509	$378,125	$(102,962)	$1,189,432
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2013	173,452,896	$1,735	$851,017	$117,127	$(8,440)	$961,439
Net income	—	—	—	107,624	—	107,624
Share-based compensation	—	—	21,045	—	—	21,045
Excess tax benefit from share-based compensation	—	—	3,235	—	—	3,235
Shares issued in connection with share-based compensation	709,158	7	5,472	—	—	5,479
Minimum tax withholdings related to net share settlements of stock based compensation	—	—	(6,975)	—	—	(6,975)
Conversion of phantom shares into restricted stock units	—	—	956	—	—	956
Other comprehensive income	—	—	—	—	(33,614)	(33,614)
Balance at September 30, 2014	174,162,054	$1,742	$874,750	$224,751	$(42,054)	$1,059,189
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,813	$107,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,675	82,152
Share-based compensation expense	27,537	21,045
Amortization of debt issuance costs	3,067	2,173
Asset disposal and exit costs	—	(704)
(Gain) loss on fixed asset disposal	(1,978)	1,381
Deferred income taxes	(11,752)	(6,360)
Mark-to-market on derivative instruments	6,053	5,199
Noncash patronage dividends received	(1,270)	(410)
Loss in equity method investments	9,227	1,991
Gain on Earthbound settlement	(4,200)	—
Other	35	239
Net change in operating assets and liabilities, net of acquisitions/divestiture	(65,162)	(46,214)
Net cash provided by operating activities	169,045	168,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	(701)	(47,285)
Payments for acquisitions, net of cash acquired of $8,521 and $5,638	(707,605)	(603,134)
Proceeds from acquisition adjustments	346	—
Payments for property, plant, and equipment	(196,896)	(209,337)
Proceeds from sale of fixed assets	8,931	400
Net cash used in investing activities	(895,925)	(859,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	1,025,000
Repayment of debt	(15,000)	(10,000)
Payments on capital lease obligations	(875)	(766)
Proceeds from revolver line of credit	1,141,068	622,450
Payments on revolver line of credit	(434,219)	(800,100)
Proceeds from exercise of stock options	13,815	5,472
Minimum tax withholding paid on behalf of employees for stock based compensation	(27,856)	(6,975)
Excess tax benefit from share-based compensation	20,464	3,421
Payment of deferred financing costs	(462)	(18,019)
Net cash provided by financing activities	696,935	820,483
Effect of exchange rate changes on cash and cash equivalents	8,726	(4,170)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,219)	125,073
Cash and cash equivalents, beginning of period	50,240	101,105
Cash and cash equivalents, end of period	$29,021	$226,178
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Unpaid purchases of plant and equipment	$19,621	$25,069
Non-cash activity - Conversion of phantom shares to restricted stock units	—	956
See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
Unless otherwise indicated, references in these notes to the unaudited condensed consolidated financial statements to “we,” “us,” “our,” “WhiteWave,” or the “Company” refer to The WhiteWave Foods Company’s operations, taken as a whole.
1. General
Nature of Our Business — We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, organic greens and produce, coffee creamers and beverages, and premium dairy products throughout North America and Europe. We also hold a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. Our brands distributed in North America include Silk, So Delicious and Vega plant-based foods and beverages, Earthbound Farm organic salads, fruits and vegetables, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products and branded macaroni and cheese and snack foods, while our European brands of plant-based foods and beverages include Alpro and Provamel, and plant-based beverages in China are sold under the Silk ZhiPuMoFang brand.
On August 1, 2015, we completed our acquisition of Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") for approximately $553.6 million in cash funded by borrowings under our existing credit facility. Based in Vancouver, British Columbia, Vega is a pioneer and leader in plant-based nutrition products and offers a broad range of plant-based nutrition products - primarily powdered shakes and snack bars. This acquisition extends the Company's plant-based foods and beverages platform into nutritional powders and bars, and provides additional innovation opportunities.
On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. ("Wallaby") for approximately $122.3 million in cash. We funded this acquisition with borrowings under our existing credit facility. Founded in 1994 and based in American Canyon, California, Wallaby is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages. The addition of Wallaby strengthens and expands our growing yogurt portfolio and provides entry into several fast-growing yogurt categories. The acquisition also provides us with additional West Coast based manufacturing capabilities and further expansion and growth opportunities.
Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission ("SEC") on February 27, 2015.
In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations. Our results of operations for the three and nine months ended September 30, 2015 and 2014 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Certain reclassifications of previously reported amounts have been made to conform to current year presentation in the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of shareholders' equity, unaudited condensed consolidated statements of cash flows, Note 13 "Segment, Geographic, and Customer Information" and Note 15 “Supplemental Guarantor Financial Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of income and statements of cash flows.
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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. In August 2015, the FASB issued ASU 2015-15 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” The guidance is a change in financial statement presentation only and will not have a material impact in the consolidated financial results.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for reporting periods beginning after December 15, 2015 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
2. Acquisitions and Divestiture
Acquisitions
Earthbound Farm
On January 2, 2014, the Company acquired Earthbound Farm, one of the largest organic produce brands in North America, from the existing shareholders in accordance with an Agreement and Plan of Merger dated December 8, 2013. The acquisition added to our focus on high-growth product categories that are aligned with emerging customer trends. The total consideration for the acquisition was $608.7 million in cash. The acquisition was funded by approximately $615 million in borrowings under our senior secured credit facilities.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $255.6 million. Intangible assets subject to amortization of $104.9 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. In the third quarter of 2015, negotiations regarding final purchase price adjustments were completed. As purchase accounting was completed in 2014, the gain of $7.9 million from the final negotiation was recorded in the third quarter of 2015 in our unaudited condensed consolidated statements of income within general and administrative expenses.
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
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Earthbound Farm business into our operations. Goodwill was recorded in the Americas Fresh Foods segment. The amount of goodwill expected to be tax deductible is approximately $87.2 million.
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
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $83.0 million. Intangible assets subject to amortization of $29.8 million are being amortized over a weighted average period of 15 years and relate primarily to customer relationships. In the nine months ended September 30, 2015, we recorded $2.0 million of purchase accounting adjustments. These adjustments are not material to our December 31, 2014 consolidated balance sheet and therefore we have not retrospectively adjusted the balance sheet.
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The allocation of the purchase price in the table below is complete.

October 31, 2014
(In thousands)
Assets acquired:
Cash and cash equivalents	$1,552
Inventories	21,382
Other current assets	10,843
Property, plant and equipment	8,504
Trademarks	53,216
Intangible assets with finite lives	29,768
Liabilities assumed:
Accounts payable and other accruals	11,050
Other long-term liabilities	429
Total identifiable net assets	113,786
Goodwill	82,839
Total purchase price	$196,625
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the So Delicious business into our operations. Goodwill is recorded in the Americas Foods & Beverages segment. All of the goodwill is tax deductible.
EIEIO
On May 29, 2015, the Company acquired substantially all of the assets and liabilities of EIEIO, Inc. the company that owns the Magicow ("Magicow") brand and other brands for $40.2 million in cash. Magicow, which is based outside Austin, Texas, manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings.  The acquisition of Magicow expanded our portfolio of bulk coffee creamer and flavor dispensing products and provided new product capabilities to support growth in our away-from-home channel. In connection with the acquisition of Magicow, we incurred nil and $0.3 million in expenses for the three and nine months ended September 30, 2015, respectively, related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our condensed consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Magicow's results of operations have been included in our condensed consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition. The amounts of net sales and income before income taxes from continuing operations attributable to the Magicow acquisition and included in our condensed consolidated statements of income were not material in the three and nine months ended September 30, 2015.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $21.8 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $10.2 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets will change the purchase price allocation.

Vega

On August 1, 2015, we completed our acquisition of Sequel Naturals Ltd, the company that owns the Vega brand and is a pioneer and leader in plant-based nutrition products, for approximately $553.6 million in cash funded by borrowings under our credit facility. Vega offers a broad range of plant-based nutrition products - primarily powdered shakes and snack bars. This acquisition extends the Company's plant-based foods and beverages platform into nutritional powders and bars, and provides additional innovation opportunities. In connection with the acquisition of Sequel Naturals Ltd, we incurred $4.9 million and $7.2 million in expenses for the three and nine months ended September 30, 2015, respectively, related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our condensed consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. We have included Vega's results of operations in our statements of income in our Americas Foods & Beverages segment since the date of acquisition. The amounts of net sales and income before income taxes from continuing operations attributable to the Vega acquisition and included in our condensed consolidated statements of income were not material in the three and nine months ended September 30, 2015.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $313.0 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $108.4 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets will change the purchase price allocation.

Wallaby

On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. for approximately $122.3 million in cash. We funded this acquisition with borrowings under our credit facility. Founded in 1994 and based in American Canyon, California, Wallaby is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages. The addition of Wallaby strengthens and expands our growing yogurt portfolio and provides entry into several fast-growing yogurt categories. The acquisition also provides us with additional West Coast based manufacturing capabilities and further expansion and growth opportunities. In connection with the acquisition of Wallaby, we incurred $2.1 million in expenses for the three and nine months ended September 30, 2015 related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our condensed consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. We have included Wallaby's results of operations in our statements of income in our Americas Foods & Beverages segment since the date of acquisition. The amounts of net sales and income before income taxes from continuing operations attributable to the Wallaby acquisition and included in our condensed consolidated statements of income were not material in the three and nine months ended September 30, 2015.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were estimated by management based in part on a preliminary independent valuation of assets acquired, which includes intangible assets of approximately $40.7 million and relate primarily to tradenames. Estimated intangible assets subject to amortization of approximately $9.7 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets will change the purchase price allocation.
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed for the fiscal 2015 acquisitions. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the purchase price.

	EIEIO	Vega	Wallaby
	May 29, 2015	August 1, 2015	August 30, 2015
	(In thousands)
Assets acquired:
Cash and cash equivalents	$1,546	$5,235	$1,740
Inventories	2,850	18,206	2,252
Other current assets	1,931	14,025	5,356
Property, plant and equipment	554	606	8,528
Trademarks	11,600	204,639	30,997
Intangible assets with finite lives	10,160	108,407	9,687
Other long-term assets	—	3,386	51
Liabilities assumed:
Accounts payable and other accruals	1,985	12,419	2,383
Deferred taxes	—	81,688	—
Other long-term liabilities	48	197	81
Total identifiable net assets	26,608	260,200	56,147
Goodwill	13,594	293,432	66,145
Total purchase price	$40,202	$553,632	$122,292
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the EIEIO, Vega and Wallaby businesses into our operations. Goodwill is recorded in the Americas Foods & Beverages segment. Goodwill related to EIEIO and Wallaby is tax deductible. For Vega, we currently believe that none of the goodwill is tax deductible and we have also estimated the amount of deferred taxes that should be recorded. We are currently performing an analysis regarding the amount of Vega’s goodwill that will be tax deductible and deferred taxes and at the conclusion of this analysis, our estimates may change.

The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired So Delicious, EIEIO, Vega and Wallaby on January 1, 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except share data)
Net sales	$1,024,720	$928,296	$2,955,693	$2,728,945
Income before income taxes	76,886	62,349	202,578	157,140
Diluted earnings per common share	$0.32	$0.22	$0.76	$0.58

The historical financial information has been adjusted to give effect to the pro forma adjustments. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisitions on January 1, 2014. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisitions. The pro forma consolidated results reflect purchase accounting adjustments primarily related to depreciation and amortization expense, as well as interest expense, tax expense and acquisition related costs.
Divestiture
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
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. During the nine months ended September 30, 2014, we contributed $47.3 million of cash to the joint venture. No contributions were made during the three and nine months ended September 30, 2015 as the joint venture entered into a credit facility with Mengniu for up to Chinese RMB 120 million ($18.9 million USD) that is expected to support its liquidity requirements for 2015. We guarantee up to 49% on the total commitment amount of this credit facility or Chinese RMB 58.8 million ($9.3 million USD). As of September 30, 2015, the joint venture had borrowed Chinese RMB 110 million ($17.3 million USD) under the facility.
In connection with the formation of the joint venture, we incurred nil and $0.3 million in expenses for the three and nine months ended September 30, 2014, respectively, related to due diligence, investment advisors and regulatory matters. The expenses were recorded in general and administrative expenses in our unaudited condensed consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other.

4. Inventories
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Raw materials and supplies	$124,978	$101,418
Finished goods	157,059	114,251
Total	$282,037	$215,669
5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

	Americas Foods & Beverages	Americas Fresh Foods	Europe Foods & Beverages	Total
	(In thousands)
Balance at December 31, 2014	$685,173	$231,309	$151,794	$1,068,276
Acquisitions	373,171	—	—	373,171
Purchase price adjustment	(2,019)	—	—	(2,019)
Foreign currency translation	(4,714)	—	(11,267)	(15,981)
Balance at September 30, 2015	$1,051,611	$231,309	$140,527	$1,423,447
The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$784,386	$—	$784,386	$547,072	$—	$547,072
Intangible assets with finite lives:
Customer-related and other (1)	284,235	(36,007)	248,228	158,302	(26,677)	131,625
Supplier relationships	12,000	(1,680)	10,320	12,000	(960)	11,040
Non-compete agreements (1)	1,332	(390)	942	600	(200)	400
Trademarks	968	(965)	3	968	(964)	4
Total	$1,082,921	$(39,042)	$1,043,879	$718,942	$(28,801)	$690,141

 (1) The change in the carrying amount of intangible assets with indefinite and finite lives is the result of acquisitions and foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the three months ended September 30, 2015 and 2014 was $4.9 million and $2.6 million, respectively. Amortization expense on finite-lived intangible assets for the nine months ended September 30, 2015 and 2014 was $10.7 million and $7.7 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2015	$15.8
2016	20.6
2017	20.4
2018	20.2
2019	19.0
6. Income Taxes
For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.
The effective tax rate for the three months ended September 30, 2015 was 29.3% compared to 35.2% for the three months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 33.1% compared to 35.0% for the nine months ended September 30, 2014. The decrease in the effective tax rates for the three and nine month periods ended September 30, 2015 was primarily due to return to provision adjustments related to changes in estimates associated with the credit for qualified research activities and an increase in the U.S. manufacturing deduction. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
7. Debt and Capital Lease Obligations
Our outstanding debt and capital lease obligations as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015			December 31, 2014
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,684,345	2.05%	*	$995,000	2.11%	*
Senior unsecured notes	500,000	5.38%		500,000	5.38%
Unsecured revolving credit facilities	2,485	3.70%		—	—
Capital lease obligations	21,105			21,980
Less current portion	(23,698)			(21,158)
Total long-term debt	$2,184,237			$1,495,822

*	Represents a weighted average rate, including applicable interest rate margins.

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

As of September 30, 2015, we had outstanding borrowings of $1.7 billion under our original $2.0 billion senior secured credit facilities, which consisted of $980.0 million of term loan borrowings and $704.3 million borrowed under our $1.0 billion revolving credit facility commitment. We further had $7.6 million in outstanding letters of credit issued under our revolving credit facility, based on our current commitment level and subject to financial covenant requirements. As of September 30, 2015, the revolving credit facility and term loan A-1 bear interest at a rate of LIBOR plus 1.75% and the term loan A-2 at a rate of LIBOR plus 2.00%.

Alpro Revolving Credit Facility
On June 29, 2015, Alpro entered into a new revolving credit facility not to exceed €30.0 million ($33.5 million USD) or its currency equivalent. The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit ($33.5 million USD) or its currency equivalent. At September 30, 2015 and December 31, 2014, Alpro did not have any outstanding borrowings. Any borrowings under the facility are due upon maturity on June 29, 2016.
Vega Revolving Credit Facility
On August 27, 2015, Vega entered into an uncommitted revolving credit facility not to exceed $10.0 million CAD ($7.5 million USD). The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Vega. At September 30, 2015, there was $2.5 million outstanding in borrowings under the facility.
Senior Unsecured Notes
On September 17, 2014, we issued $500.0 million in aggregate principal amount of senior notes. The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year, which began on April 1, 2015. The net proceeds from the issuance and sale of the notes, after deducting underwriting discounts and commissions and offering expenses, was approximately $490.7 million. We utilized the proceeds of the issuance to pay down all outstanding borrowings under our senior secured revolving credit facility, with the remaining proceeds increasing our cash balances at that time.
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
The following table summarizes the terms of the interest rate swap agreements as of September 30, 2015:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked-to-market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheets. Losses on these contracts were $2.3 million and $7.1 million for the three and nine months ended September 30, 2015, respectively. Gains on these contracts were $1.7 million for the three months ended September 30, 2014 and losses on these contracts were $2.7 million for the nine months ended September 30, 2014. Gains and losses are recorded in other (income) expense, net in our unaudited condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our unaudited condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 is included in the table below.

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
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from qualified financial institutions for commodities associated with the production and distribution of our products. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our commodity hedges is recorded as an adjustment to distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income. As of September 30, 2015, we have not entered into any commodity cash flow hedges.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated as hedges are allocated to cost of goods sold and selling, distribution, and marketing expenses in our unaudited condensed consolidated statements of income. For the three and nine months ended September 30, 2015, we recorded a loss of $4.0 million and a gain of $1.0 million, respectively, related to our unhedged commodities contracts. For the three and nine months ended September 30, 2014, we recorded a $2.5 million loss related to our commodities contracts.
A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 is included in the table below.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 20.1% and 18.6% of our long-lived assets as of September 30, 2015 and December 31, 2014, respectively, and 18.6% and 15.2% of net sales for the nine months ended September 30, 2015 and 2014, respectively. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our exposures to foreign exchange rates are the Euro, the British Pound, the Canadian dollar, the Mexican peso, and the Chinese RMB against the U.S. dollar. We employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates related to the purchase of raw materials and intercompany borrowings. We have foreign exchange contracts through December 2016. These contracts are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three and nine months ended September 30, 2015 and 2014.

Fair Value - Derivatives

As of September 30, 2015 and December 31, 2014, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$—	$1,159	$3,029	$—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	17,239	17,562
Commodities contracts - current (1)	—	—	8,853	9,886
Interest rate swap contracts - noncurrent (2)	—	—	7,346	13,853
Total derivatives	$—	$1,159	$36,467	$41,301

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Losses/(gains) on foreign currency contracts (1)	$(623)	$204	$(982)	$512
Losses/(gains) on commodities contracts (2)	—	140	—	(1,037)

(1)	Recorded in cost of goods sold in our unaudited condensed consolidated statements of income.

(2)	Recorded in distribution expense or cost of goods sold, depending on commodity type, in our unaudited condensed consolidated statements of income.
Based on current exchange rates, we estimate that $3.0 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive loss within the next 12 months.
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

A summary of our financial assets and liabilities subject to recurring fair value measurements and the basis for that measurement according to the levels in the fair value hierarchy as of September 30, 2015 and December 31, 2014 is as follows:

	Fair value as of September 30, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$23	$23	$—	$—
Supplemental Executive Retirement Plan investments	3,164	3,164	—	—
Deferred compensation investments	4,259	—	4,259	—
	$7,446	$3,187	$4,259	$—
Liabilities:
Senior unsecured notes	$519,375	$519,375	$—	$—
Foreign currency contracts	3,029	—	3,029	—
Commodities contracts	8,853	—	8,853	—
Interest rate swap contracts	24,585	—	24,585	—
	$555,842	$519,375	$36,467	$—

As of September 30, 2015, we had no transfers between Level 1 and Level 2. New derivative contracts transacted during the nine months ended September 30, 2015 were included in Level 2.

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
Share-Based Compensation Expense
The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Share-based compensation expense:
Stock options	$2,353	$2,093	$9,410	$8,698
RSUs	3,676	3,526	13,277	12,347
PSUs	1,075	—	4,850	—
Phantom shares	62	178	802	2,374
SARs	(282)	204	4,693	763
Total share-based compensation expense	$6,884	$6,001	$33,032	$24,182
Expense is recognized for employee share-based compensation awards one-third on each of the first, second and third anniversary of the grant date, unless the employee is retirement age of 65 or is 55 years of age and has 10 years of service, then all share-based compensation expense is recognized at the time of grant and recorded within general and administrative expense.

Stock Options
Under the terms of the 2012 SIP, options may be granted to purchase our common stock at a price equal to the market price on the date the option is granted. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Nine months ended September 30,
	2015	2014
Expected volatility	28% - 29%	28% - 29%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.45% to 1.82%	1.82% to 2.10%
Forfeiture rate	—%	—%
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
The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Number of options	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
Options outstanding at January 1, 2015	11,349,286	$18.03
Granted	690,593	39.55
Forfeited, cancelled and expired (1)	(24,901)	26.47
Exercised (1)	(2,542,261)	19.74
Options outstanding at September 30, 2015	9,472,717	$19.12	6.16	$199,655,779
Options vested and expected to vest at September 30, 2015	9,472,717	$19.12	6.16	$199,655,779
Options exercisable at September 30, 2015	6,851,297	$16.85	5.43	$159,663,726

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

During the nine months ended September 30, 2015, we received $13.8 million of cash from stock option exercises. At September 30, 2015, there was $8.4 million of unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.98 years.
Restricted Stock Units
RSUs are issued to certain senior employees under the 2012 SIP as part of our long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the nine months ended September 30, 2015:

RSUs outstanding January 1, 2015	1,347,855
RSUs issued	550,784
Shares issued upon vesting of RSUs (1)	(553,821)
RSUs cancelled or forfeited (1)	(127,431)
RSUs outstanding at September 30, 2015	1,217,387
Weighted average grant date fair value per share	$28.23

(1)
Pursuant to the terms of the 2012 SIP, RSUs that are cancelled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's minimum statutory tax withholding related to an RSU vesting are not added back to the pool of shares available for future awards.

At September 30, 2015, there was $14.2 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.19 years.

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

We recognize share-based compensation expense in the consolidated statements of income over the three year performance period based on the Company’s estimated relative performance for each vesting tranche. Accordingly, in 2015 we recognize 100% of the estimated first year expense, 50% of the estimated second year expense and 33.3% of the estimated third year expense. As of September 30, 2015, we have expensed based upon a target payout assumption of 200% for the first year, 150% for the second year and 133% for the third year.

The following table summarizes PSU activity during the nine months ended September 30, 2015:

PSUs outstanding January 1, 2015	—
PSUs issued	107,358
Shares issued upon vesting of PSUs (1)	—
PSUs cancelled or forfeited (1)	—
PSUs outstanding at September 30, 2015	107,358
Weighted average grant date fair value per share	$38.96

(1)
Pursuant to the terms of the 2012 SIP, PSUs that are cancelled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's minimum statutory tax withholding related to a PSU vesting are not added back to the pool of shares available for future awards.

At September 30, 2015 there was $1.9 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.64 years.
Phantom Shares
We previously granted phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards is re-measured at each reporting period. A liability has been recorded in current liabilities in our consolidated balance sheet totaling $1.6 million and $0.8 million as of September 30, 2015 and December 31, 2014, respectively. The 2015 cash settlement of WhiteWave phantom shares was $0.3 million.
The following table summarizes the phantom share activity during the nine months ended September 30, 2015:

	Shares	Weighted-average grant date fair value per share
Outstanding at January 1, 2015	32,146	$16.19
Granted	—	—
Converted/paid	(7,081)	15.16
Forfeited	—	—
Outstanding at September 30, 2015	25,065	$16.48

Stock Appreciation Rights
We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date.

     The fair value of the awards is re-measured at each reporting period. A liability has been recorded in current liabilities in our consolidated balance sheets totaling $5.8 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively. The following table summarizes SAR activity during the nine months ended September 30, 2015:

	Number of SARs	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
SARs outstanding at January 1, 2015	263,520	$16.49
Granted	—	—
Forfeited and cancelled (1)	—	—
Exercised	(127,336)	16.53
SARs outstanding at September 30, 2015	136,184	$16.45	7.16	$3,227,244
SARs vested and expected to vest at September 30, 2015	136,184	$16.45	7.16	$3,227,244
SARs exercisable at September 30, 2015	45,370	$16.40	7.17	$1,077,687

(1)	Pursuant to the terms of the 2012 SIP, SARs that are cancelled or forfeited may be available for future grants.

10. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2015 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at July 1, 2015	$837	$(1,888)	$(87,090)	$(88,141)
Other comprehensive income/(loss) before reclassifications	(2,132)	17	(13,305)	(15,420)
Amounts reclassified from accumulated other comprehensive income/(loss)	623	(24)	—	599
Other comprehensive income/(loss), net of tax benefit of $296	(1,509)	(7)	(13,305)	(14,821)
Balance at September 30, 2015	$(672)	$(1,895)	$(100,395)	$(102,962)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 11 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2015 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2015	$774	$(2,050)	$(59,842)	$(61,118)
Other comprehensive income/(loss) before reclassifications	(2,428)	227	(40,553)	(42,754)
Amounts reclassified from accumulated other comprehensive income/(loss)	982	(72)	—	910
Other comprehensive income/(loss), net of tax benefit of $181	(1,446)	155	(40,553)	(41,844)
Balance at September 30, 2015	$(672)	$(1,895)	$(100,395)	$(102,962)

(1)	The accumulated other comprehensive loss reclassification components affect cost of goods sold. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

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
The components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2015 and 2014 are detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$444	$452	$1,332	$1,356
Interest cost	84	158	252	473
Expected return on plan assets	(68)	(117)	(204)	(352)
Amortization:
Prior service cost	—	3	—	10
Unrecognized net loss	24	1	72	2
Net periodic benefit cost	$484	$497	$1,452	$1,489

12. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such operating leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $8.4 million and $3.8 million for the three months ended September 30, 2015 and 2014, respectively, and $18.7 million and $12.6 million for the nine months ended September 30, 2015 and 2014, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheets.
We have entered into various contracts, in the normal course of business, obligating us to purchase minimum quantities of raw materials used in our production and distribution processes, including soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw materials. In addition, we have contractual obligations to purchase various services that are part of our production and distribution process.
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
In addition, the expense related to share-based compensation and the gain on acquisition related contingencies, which has not been allocated to our segments, is reflected entirely within the caption “Corporate and other”.

The following table presents the summarized income statement amounts by segment:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Total net sales:
Americas Foods & Beverages	$722,522	$587,818	$2,003,032	$1,702,791
Americas Fresh Foods	146,552	140,461	437,431	439,611
Europe Foods & Beverages	134,814	129,188	398,198	383,215
Total	$1,003,888	$857,467	$2,838,661	$2,525,617
Operating income:
Americas Foods & Beverages	$82,616	$65,432	$230,898	$191,470
Americas Fresh Foods	12,046	15,873	34,614	38,461
Europe Foods & Beverages	18,959	13,730	50,066	38,140
Total reportable segment operating income	$113,621	$95,035	$315,578	$268,071
Corporate and other	(20,509)	(21,688)	(75,394)	(73,763)
Total operating income	$93,112	$73,347	$240,184	$194,308
Other expense:
Interest expense	$15,979	$9,713	$38,580	$22,947
Other (income) expense, net	2,549	(1,670)	7,337	2,687
Income before taxes	$74,584	$65,304	$194,267	$168,674
Depreciation and amortization:
Americas Foods & Beverages	$19,766	$15,526	$52,563	$45,972
Americas Fresh Foods	6,102	6,553	18,268	19,051
Europe Foods & Beverages	4,943	4,896	14,180	16,245
Corporate and other	527	309	1,664	884
Total	$31,338	$27,284	$86,675	$82,152
The following tables present sales amounts by product categories:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Total net sales:
Americas Foods & Beverages
Plant-based food and beverages	$252,831	$178,896	$680,090	$526,058
Coffee creamers and beverages	274,526	243,832	775,045	705,053
Premium dairy	195,165	165,090	547,897	471,680
Americas Foods & Beverages net sales	722,522	587,818	2,003,032	1,702,791

Americas Fresh Foods
Organic greens and produce	146,552	140,461	437,431	439,611
Americas Fresh Foods net sales	146,552	140,461	437,431	439,611

Europe Foods & Beverages
Plant-based food and beverages	134,814	129,188	398,198	383,215
Europe Foods & Beverages net sales	134,814	129,188	398,198	383,215

Total net sales	$1,003,888	$857,467	$2,838,661	$2,525,617

The following tables present assets, long-lived assets and capital expenditures by segment:

	September 30, 2015	December 31, 2014
	(In thousands)
Assets:
Americas Foods & Beverages	$2,824,468	$1,935,524
Americas Fresh Foods	728,611	713,211
Europe Foods & Beverages	592,155	563,963
Corporate	130,245	160,143
Total	$4,275,479	$3,372,841
Long-lived Assets:
Americas Foods & Beverages	$700,395	$638,618
Americas Fresh Foods	166,040	157,079
Europe Foods & Beverages	219,059	184,506
Corporate	6,866	13,004
Total	$1,092,360	$993,207

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Capital expenditures:
Americas Foods & Beverages	$23,608	$40,529	$101,694	$158,391
Americas Fresh Foods	9,179	4,649	23,619	12,737
Europe Foods & Beverages	21,620	15,617	59,443	36,864
Corporate	84	944	327	2,602
Total	$54,491	$61,739	$185,083	$210,594
Significant Customers
The Company had a single customer that represented 14.0% and 14.6% of our consolidated net sales in the three months ended September 30, 2015 and 2014, respectively. The same customer represented 13.9% and 16.5% of our consolidated net sales in the nine months ended September 30, 2015 and 2014, respectively. Sales to this customer are primarily included in our Americas Foods & Beverages segment.
14. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$50,022	$40,857	$120,813	$107,624
Denominator:
Weighted average common shares	175,846,533	174,136,880	175,290,113	173,911,304
Basic earnings per share	$0.28	$0.23	$0.69	$0.62
Diluted earnings per share computation:
Numerator:
Net income	$50,022	$40,857	$120,813	$107,624
Denominator:
Weighted average common shares - basic	175,846,533	174,136,880	175,290,113	173,911,304
Stock option conversion (1)	3,903,791	3,457,936	4,033,138	3,081,971
Stock units (2)	694,197	696,618	683,451	627,366
Weighted average common shares - diluted	180,444,521	178,291,434	180,006,702	177,620,641
Diluted earnings per share	$0.28	$0.23	$0.67	$0.61

(1) Anti-dilutive options excluded	448,961	2,700	359,955	10,193
(2) Anti-dilutive RSUs excluded	7,706	3,398	2,597	2,946
15. Supplemental Guarantor Financial Information

In September of 2014, we issued debt securities that are guaranteed by certain of our 100% owned subsidiaries. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the balance sheets as of September 30, 2015 and December 31, 2014 and the statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014 and cash flows for each of the nine months ended September 30, 2015 and 2014 for The WhiteWave Foods Company (referred to as “Parent” for the purpose of this note only), the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for this presentation. All guarantors of our debt securities are also guarantors for our senior secured credit facilities. The guarantee is full and unconditional and joint and several. Our senior secured credit facilities are secured by security interest and liens on substantially all of our assets and the assets of our domestic subsidiaries and is presented in the Parent column of the accompanying condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014.

Condensed Consolidating Balance Sheets

	September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,598	$25,423	$—	$29,021
Trade receivables, net of allowance	1,389	170,381	76,049	—	247,819
Inventories	—	242,643	46,562	(7,168)	282,037
Deferred income taxes	16,132	21,838	2,825	—	40,795
Income tax receivable	12,640	—	1,224	(50)	13,814
Prepaid expenses and other current assets	5,132	13,101	11,291	—	29,524
Intercompany receivables	1,813,044	571,643	41,692	(2,426,379)	—
Total current assets	1,848,337	1,023,204	205,066	(2,433,597)	643,010
Investment in equity method investments	3,126	—	30,475	—	33,601
Investment in consolidated subsidiaries	2,121,531	967,275	—	(3,088,806)	—
Property, plant, and equipment, net	6,689	865,840	219,831	—	1,092,360
Deferred income taxes	12,804	—	—	(12,804)	—
Identifiable intangible and other assets, net	31,249	654,875	396,937	—	1,083,061
Goodwill	—	1,018,588	404,859	—	1,423,447
Total Assets	$4,023,736	$4,529,782	$1,257,168	$(5,535,207)	$4,275,479

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,564	$320,763	$116,319	$—	$491,646
Current portion of debt and capital lease obligations	20,000	1,213	2,485	—	23,698
Income tax payable	—	50	2,957	(50)	2,957
Intercompany payables	568,619	1,834,461	23,299	(2,426,379)	—
Total current liabilities	643,183	2,156,487	145,060	(2,426,429)	518,301
Long-term debt and capital lease obligations	2,164,345	19,892	—	—	2,184,237
Deferred income taxes	—	226,890	126,716	(12,804)	340,802
Other long-term liabilities	26,776	4,982	10,949	—	42,707
Total liabilities	2,834,304	2,408,251	282,725	(2,439,233)	3,086,047
Total shareholders' equity	1,189,432	2,121,531	974,443	(3,095,974)	1,189,432
Total Liabilities and Shareholders' Equity	$4,023,736	$4,529,782	$1,257,168	$(5,535,207)	$4,275,479

Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$524	$49,716	$—	$50,240
Trade receivables, net of allowance	317	134,352	58,023	—	192,692
Inventories	—	182,770	32,899	—	215,669
Deferred income taxes	12,305	15,742	2,216	—	30,263
Income tax receivable	13,382	—	1,073	—	14,455
Prepaid expenses and other current assets	4,632	18,318	12,918	—	35,868
Intercompany receivables	1,087,095	504,442	—	(1,591,537)	—
Total current assets	1,117,731	856,148	156,845	(1,591,537)	539,187
Investment in equity method investments	—	3,000	40,160	—	43,160
Investment in consolidated subsidiaries	1,968,899	438,832	—	(2,407,731)	—
Property, plant, and equipment, net	7,953	795,696	189,558	—	993,207
Deferred income taxes	20,835	—	—	(20,835)	—
Identifiable intangible and other assets, net	31,803	600,592	96,616	—	729,011
Goodwill	—	916,482	151,794	—	1,068,276
Total Assets	$3,147,221	$3,610,750	$634,973	$(4,020,103)	$3,372,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,478	$319,247	$109,039	$—	$469,764
Current portion of debt and capital lease obligations	20,000	1,158	—	—	21,158
Income taxes payable	—	—	496	—	496
Intercompany payables	504,442	1,062,081	25,014	(1,591,537)	—
Total current liabilities	565,920	1,382,486	134,549	(1,591,537)	491,418
Long-term debt and capital lease obligations	1,475,000	20,822	—	—	1,495,822
Deferred income taxes	—	236,983	50,862	(20,835)	267,010
Other long-term liabilities	29,814	1,560	10,730	—	42,104
Total liabilities	2,070,734	1,641,851	196,141	(1,612,372)	2,296,354
Total shareholders' equity	1,076,487	1,968,899	438,832	(2,407,731)	1,076,487
Total Liabilities and Shareholders' Equity	$3,147,221	$3,610,750	$634,973	$(4,020,103)	$3,372,841

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$861,699	$161,062	$(18,873)	$1,003,888
Cost of goods sold	—	576,277	92,764	(16,284)	652,757
Gross profit	—	285,422	68,298	(2,589)	351,131
Operating expenses:
Selling, distribution, and marketing	—	156,124	31,660	—	187,784
General and administrative	17,648	35,403	17,184	—	70,235
Total operating expenses	17,648	191,527	48,844	—	258,019
Operating (loss) income	(17,648)	93,895	19,454	(2,589)	93,112
Other (income) expense:
Interest expense	15,684	207	88	—	15,979
Other (income) expense, net	(27,700)	30,666	(417)	—	2,549
Total other (income) expense	(12,016)	30,873	(329)	—	18,528
Income (loss) before income taxes and equity in earnings of subsidiaries	(5,632)	63,022	19,783	(2,589)	74,584
Income tax expense (benefit)	(6,930)	26,963	1,798	—	21,831
Income before loss in equity method investments and equity in earnings of subsidiaries	1,298	36,059	17,985	(2,589)	52,753
Loss in equity method investments	236	—	2,495	—	2,731
Equity in earnings of consolidated subsidiaries	48,960	12,901	—	(61,861)	—
Net income	50,022	48,960	15,490	(64,450)	50,022
Other comprehensive loss, net of tax	(14,821)	(14,821)	(13,315)	28,136	(14,821)
Comprehensive income (loss)	$35,201	$34,139	$2,175	$(36,314)	$35,201

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,433,087	$424,447	$(18,873)	$2,838,661
Cost of goods sold	—	1,627,921	241,160	(16,284)	1,852,797
Gross profit	—	805,166	183,287	(2,589)	985,864
Operating expenses:
Selling, distribution, and marketing	—	438,177	91,679	—	529,856
General and administrative	67,965	102,244	45,615	—	215,824
Total operating expenses	67,965	540,421	137,294	—	745,680
Operating (loss) income	(67,965)	264,745	45,993	(2,589)	240,184
Other (income) expense:
Interest expense	37,543	796	241	—	38,580
Other (income) expense, net	(104,718)	108,330	3,725	—	7,337
Total other (income) expense	(67,175)	109,126	3,966	—	45,917
Income (loss) before income taxes and equity in earnings of subsidiaries	(790)	155,619	42,027	(2,589)	194,267
Income tax expense (benefit)	(3,469)	60,920	6,776	—	64,227
Income before loss in equity method investments and equity in earnings of subsidiaries	2,679	94,699	35,251	(2,589)	130,040
Loss in equity method investments	575	—	8,652	—	9,227
Equity in earnings of consolidated subsidiaries	118,709	24,010	—	(142,719)	—
Net income	120,813	118,709	26,599	(145,308)	120,813
Other comprehensive loss, net of tax	(41,844)	(41,844)	(40,319)	82,163	(41,844)
Comprehensive income (loss)	$78,969	$76,865	$(13,720)	$(63,145)	$78,969

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$728,279	$129,188	$—	$857,467
Cost of goods sold	—	492,334	72,377	—	564,711
Gross profit	—	235,945	56,811	—	292,756
Operating expenses:
Selling, distribution, and marketing	—	127,266	30,490	—	157,756
General and administrative	19,384	27,375	14,894	—	61,653
Total operating expenses	19,384	154,641	45,384	—	219,409
Operating (loss) income	(19,384)	81,304	11,427	—	73,347
Other (income) expense:
Interest expense	9,379	282	52	—	9,713
Other (income) expense, net	(30,000)	28,330	—	—	(1,670)
Total other (income) expense	(20,621)	28,612	52	—	8,043
Income before income taxes	1,237	52,692	11,375	—	65,304
Income tax expense	1,217	19,900	1,882	—	22,999
Income before loss in equity method investments and equity in earnings of subsidiaries	20	32,792	9,493	—	42,305
Loss in equity method investments	—	—	1,448	—	1,448
Equity in earnings of consolidated subsidiaries	40,837	8,045	—	(48,883)	—
Net income	40,857	40,837	8,045	(48,883)	40,857
Other comprehensive loss, net of tax	(33,885)	(33,885)	(34,514)	68,399	(33,885)
Comprehensive income (loss)	$6,972	$6,952	$(26,469)	$19,516	$6,972

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,142,402	$383,215	$—	$2,525,617
Cost of goods sold	—	1,455,231	219,156	—	1,674,387
Gross profit	—	687,171	164,059	—	851,230
Operating expenses:
Selling, distribution, and marketing	—	373,363	88,694	—	462,057
General and administrative	69,853	84,580	41,136	—	195,569
Asset disposal and exit costs	—	(704)	—	—	(704)
Total operating expenses	69,853	457,239	129,830	—	656,922
Operating (loss) income	(69,853)	229,932	34,229	—	194,308
Other (income) expense:
Interest expense	21,896	913	138	—	22,947
Other (income) expense, net	(89,777)	92,464	—	—	2,687
Total other (income) expense	(67,881)	93,377	138	—	25,634
Income (loss) before income taxes	(1,972)	136,555	34,091	—	168,674
Income tax expense	2,329	49,805	6,925	—	59,059
(Loss) income before loss in equity method investments and equity in earnings of subsidiaries	107,624	111,925	27,166	(137,100)	109,615
Loss in equity method investments	—	—	1,991	—	1,991
Equity in earnings of consolidated subsidiaries	111,925	25,175	—	(137,100)	—
Net income	107,624	111,925	25,175	(137,100)	107,624
Other comprehensive loss, net of tax	(33,614)	(33,614)	(33,315)	66,929	(33,614)
Comprehensive income (loss)	$74,010	$78,311	$(8,140)	$(70,171)	$74,010

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$41,984	$103,850	$23,211	$—	$169,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	(701)	—	—	—	(701)
Payments for acquisition, net of cash acquired of $8,521	—	(159,208)	(548,397)	—	(707,605)
Proceeds from acquisition adjustments	—	346	—	—	346
Payments for property, plant, and equipment	(245)	(137,420)	(59,231)	—	(196,896)
Intercompany contributions	(736,344)	—	—	736,344	—
Proceeds from sale of fixed assets	—	2,152	6,779	—	8,931
Net cash used in investing activities	(737,290)	(294,130)	(600,849)	736,344	(895,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	194,229	542,115	(736,344)	—
Repayment of debt	(15,000)	—	—	—	(15,000)
Payments on capital lease obligations	—	(875)	—	—	(875)
Proceeds from revolver line of credit	1,093,945	—	47,123	—	1,141,068
Payments for revolver line of credit	(389,600)	—	(44,619)	—	(434,219)
Proceeds from stock options	13,815	—	—	—	13,815
Minimum tax withholding paid on behalf of employees for stock based compensation	(27,856)	—	—	—	(27,856)
Excess tax benefit from share-based compensation	20,464	—	—	—	20,464
Payment of deferred financing costs	(462)	—	—	—	(462)
Net cash provided by financing activities	695,306	193,354	544,619	(736,344)	696,935
Effect of exchange rate changes on cash and cash equivalents	—	—	8,726	—	8,726
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,074	(24,293)	—	(21,219)
Cash and cash equivalents, beginning of period	—	524	49,716	—	50,240
Cash and cash equivalents, end of period	$—	$3,598	$25,423	$—	$29,021

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(20,871)	$148,777	$40,210	$—	$168,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investment	—	—	(47,285)	—	(47,285)
Payments for acquisition, net of cash acquired of $5,638	—	(603,134)	—	—	(603,134)
Payments for property, plant, and equipment	(40,933)	(133,795)	(34,609)	—	(209,337)
Intercompany contributions	(590,907)	—	—	(590,907)	—
Proceeds from sale of fixed assets	—	400	—	—	400
Net cash used in investing activities	(631,840)	(736,529)	(81,894)	(590,907)	(859,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	588,482	2,425	(590,907)	—
Proceeds from the issuance of debt	1,025,000	—	—	—	1,025,000
Repayment of debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligations	—	(766)	—	—	(766)
Proceeds from revolver line of credit	622,450	—	—	—	622,450
Payments for revolver line of credit	(800,100)	—	—	—	(800,100)
Proceeds from exercise of stock options	5,472	—	—	—	5,472
Minimum tax withholding paid on behalf of employees for stock based compensation	(6,975)	—	—	—	(6,975)
Excess tax benefit from share-based compensation	3,421	—	—	—	3,421
Payment of deferred financing costs	(18,019)	—	—	—	(18,019)
Net cash provided by financing activities	821,249	587,716	2,425	(590,907)	820,483
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,170)	—	(4,170)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,538	(36)	(43,429)	—	125,073
Cash and cash equivalents, beginning of period	—	673	100,432	—	101,105
Cash and cash equivalents, end of period	$168,538	$637	$57,003	$—	$226,178

16. Subsequent Events

On November 6, 2015, the Company entered into the Fourth Amendment to its existing senior secured Credit Agreement with Bank of America, N.A., as administrative agent, WhiteWave International Holdings, S.à.r.l., a subsidiary of the Company organized under the laws of Luxembourg, as a designated borrower, and the subsidiary guarantors, lenders and voting participants party thereto (the “Fourth Amendment”). The Fourth Amendment, among other things (i) extended the maturity date of the current revolving credit facility and the term A-1 credit facility to November 6, 2020 and extended the maturity date of the current term A-2 credit facility to November 6, 2022; (ii) established loans under the term A-1 credit facility of $750 million (constituting an increase of $512.5 million in term loans under the term A-1 credit facility); (iii) established loans under the term A-2 credit facility of $750 million (constituting an increase of $7.5 million in term loans under the term A-2 credit facility); (iv) established principal amortization requirements under the term A-1 credit facility of 5% per annum, with the balance due at maturity; (v) established principal amortization requirements under the term A-2 credit facility of 1% per annum, with the balance due at maturity; (vi) modified the applicable rate pricing grid whereby interest rates on loans under each of the facilities will be reduced by 0.25%; (vii) modified the maximum consolidated senior secured net leverage ratio to be set at 4.00 to 1.0; and (viii) added the ability to designate certain subsidiaries of the Company as a borrower under the revolving credit facility of the Credit Agreement, subject to certain limitations and an overall limit on such direct borrowing by subsidiaries of $100 million. The Company utilized the incremental $520 million of aggregate term loan proceeds from the Fourth Amendment, net of transaction related expenses, to pay down outstanding borrowings under the revolving credit facility. See Note 7 “Debt and Capital Lease Obligations” for additional information about the Company’s senior secured credit facilities.
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
Overview of the Business
We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, organic greens and produce, coffee creamers and beverages, and premium dairy products throughout North America and Europe. We also hold a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. Our brands distributed in North America include Silk, So Delicious and Vega plant-based foods and beverages, Earthbound Farm organic salads, fruits and vegetables, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products and branded macaroni and cheese and snack foods, while our European brands of plant-based foods and beverages include Alpro and Provamel, and plant-based beverages in China are sold under the Silk ZhiPuMoFang brand.
We sell our products primarily across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. We sell our products primarily through our direct sales force, independent brokers, regional brokers and distributors.
We have an extensive production and supply chain footprint and we utilize ten manufacturing plants and also rely on third-party co-packers to fulfill our manufacturing needs in the U.S. In Europe, we have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain, and we also utilize third-party co-

packers. Furthermore, we utilize a broad commercial partner network to access certain markets in Europe, in addition to our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands.

Developments since January 1, 2015

Acquisition of EIEIO
On May 29, 2015, the Company acquired substantially all of the assets and liabilities of EIEIO, Inc. the company that owns the Magicow ("Magicow") brand and other brands for $40.2 million in cash. Magicow which is based outside of Austin, Texas manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings. The acquisition of Magicow expands our portfolio of bulk coffee creamer and flavor dispensing products and provides new product capabilities to support growth in our away-from-home channel. In connection with the acquisition of Magicow, we incurred nil and $0.3 million in expenses for the three and nine months ended September 30, 2015, respectively, related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our condensed consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Magicow's results of operations have been included in our condensed consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition.

Acquisition of Vega
On August 1, 2015, we acquired Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") and is a pioneer and leader in plant-based nutrition products, primarily powdered shakes and snack bars. This acquisition extends our plant-based foods and beverages platform into nutritional powders and bars, and provides additional innovation opportunities. The total purchase price for the acquisition was approximately $553.6 million in cash funded by borrowings under our credit facility, subject to post-closing working capital adjustments and indemnification claims. In connection with the acquisition of Vega, we incurred $4.9 million and $7.2 million in expenses for the three and nine months ended September 30, 2015, respectively, related to due diligence, investment advisors and regulatory matters. These expenses were recorded in general and administrative expenses in our condensed consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Vega's results of operations have been included in our condensed consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition.

Acquisition of Wallaby

On August 30, 2015, we completed the acquisition of Wallaby Yogurt Company, Inc. for approximately $122.3 million in cash. We funded this acquisition with borrowings under our existing credit facility. Founded in 1994 and based in American Canyon, California, Wallaby is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages. The addition of Wallaby strengthens and expands our growing yogurt portfolio and provides entry into several fast-growing yogurt categories. The acquisition also provides us with additional West Coast based manufacturing capabilities and further expansion and growth opportunities. In connection with the acquisition of Wallaby, we incurred $2.1 million in expenses for the three and nine months ended September 30, 2015, related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our condensed consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Wallaby's results of operations have been included in our condensed consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition.

Factors Affecting Our Business and Results of Operations
The following trends have impacted our sales and operating income over the past two years and we believe that they will continue to be factors affecting our business and results of operations in the future:
Acquisitions and Joint Venture
We have grown and intend to continue to grow our business in part by acquiring new brands and businesses, and forming joint ventures, both in the United States and globally. The addition of acquisitions or joint ventures allows us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations. In 2014, we completed the acquisitions of Earthbound Farm and So Delicious, and entered into a joint venture with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. In the second quarter of 2015, we completed the integration of So Delicious into the WWF Operating Company and acquired EIEIO, which was integrated into WWF Operating Company in the third quarter of 2015.  During the third quarter, we also completed the Vega and Wallaby acquisitions.  Earthbound Farm is transitioning to the Company’s SAP platform in the fourth quarter 2015.
New Product Introductions
We intend to continue to respond to evolving consumer preferences by delivering innovative products. We have a proven track record of innovation through either creating or largely developing our subcategories and we continue to focus on innovation that we believe will drive increased consumption of our products.

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
Matters Affecting Comparability
Our results of operations for the three and nine months ended September 30, 2015 and 2014 were affected by the following:
China Joint Venture
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-based beverage products and other nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. While the joint venture agreement was signed in January, 2014, the joint venture did not commence operations until the 2014 second quarter, when it purchased and built out a production facility. The joint venture launched plant-based beverages in China under the Silk ZhiPuMoFang brand name in late December 2014. Products are now available in several major Chinese markets and include almondmilk and walnut milk beverages available in both single-serve and multi-pack formats. The joint venture continues to invest in brand building and marketing behind the launch of these beverages in 2015.

Acquisitions of So Delicious, EIEIO, Vega and Wallaby
On October 31, 2014, the Company acquired the company that owns So Delicious Dairy Free ("So Delicious") from its existing shareholders. The acquisition of So Delicious expanded our portfolio of plant-based food and beverage products and provided the Company with an entry into the growing, plant-based frozen dessert category. The total purchase price for the acquisition was $196.6 million in cash. The acquisition was accounted for using the acquisition method of accounting.
On May 29, 2015, the Company acquired substantially all the assets and liabilities of EIEIO, Inc. which owns the Magicow ("Magicow") brand as well as smaller brands in the food service toppings business. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $21.8 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $10.2 million are being amortized over a 15 year term and relate primarily to customer relationships. We have included Magicow's results of operations in our statements of income in our Americas Foods & Beverages segment from the date of acquisition.

On August 1, 2015, we completed our acquisition of Sequel Naturals Ltd, the company that owns the Vega brand and is a pioneer and leader in plant-based nutrition products, for approximately $553.6 million in cash funded by borrowings under our credit facility. We have included Vega's results of operations in our statements of income in our Americas Foods & Beverages segment from the date of acquisition. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $313.0 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $108.4 million are being amortized over a 15 year term and relate primarily to customer relationships.

On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. for approximately $122.3 million in cash. We funded this acquisition with borrowings under our credit facility. We have included Wallaby's results of operations in our statements of income in our Americas Foods & Beverages segment from the date of acquisition. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an initial independent valuation of assets acquired, which includes estimated intangible assets of approximately $40.7 million and relate primarily to tradenames. Estimated intangible assets subject to amortization of approximately $9.7 million are being amortized over a 15 year term and relate primarily to customer relationships.
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
Results of Operations
The following table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Total net sales	$1,003.9	100.0%	$857.5	100.0%	$2,838.7	100.0%	$2,525.6	100.0%
Cost of goods sold	652.8	65.0%	564.7	65.9%	1,852.8	65.3%	1,674.4	66.3%
Gross profit (1)	351.1	35.0%	292.8	34.1%	985.9	34.7%	851.2	33.7%
Operating expenses
Selling, distribution, and marketing	187.8	18.7%	157.8	18.4%	529.9	18.7%	462.0	18.3%
General and administrative	70.2	7.0%	61.7	7.2%	215.8	7.6%	195.6	7.7%
Asset disposal and exit costs	—	0.0%	—	0.0%	—	0.0%	(0.7)	0.0%
Total operating expenses	258.0	25.7%	219.5	25.6%	745.7	26.3%	656.9	26.0%
Operating income	93.1	9.3%	73.3	8.5%	240.2	8.5%	194.3	7.7%
Interest and other expenses, net	18.6		8.0		46.0		25.6
Income tax expense	21.8		23.0		64.2		59.1
Loss in equity method investments	2.7		1.4		9.2		2.0
Net income	$50.0		$40.9		$120.8		$107.6

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below:

	Three months ended September 30,
	2015	2014	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$722.5	$587.8	$134.7	22.9%
Americas Fresh Foods	146.6	140.5	6.1	4.3%
Europe Foods & Beverages	134.8	129.2	5.6	4.3%
Total	$1,003.9	$857.5	$146.4	17.1%
The changes in total net sales were due to the following:

	Change in net sales Three months ended September 30, 2015 vs. September 30, 2014
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase
	(in millions)
Americas Foods & Beverages	$74.6	$30.5	$29.6	$134.7
Americas Fresh Foods	—	5.4	0.7	6.1
Europe Foods & Beverages	—	19.4	(13.8)	5.6
Total	$74.6	$55.3	$16.5	$146.4
Total net sales — Consolidated total net sales increased $146.4 million, or 17.1%, for the three months ended September 30, 2015 compared to the same period in 2014. This increase was principally driven by volume growth across all three segments, particularly Americas Foods & Beverages and Europe Foods & Beverages. Sales growth was also favorably impacted by the October 2014 acquisition of So Delicious, the May 2015 acquisition of Magicow, the August 2015 acquisition of Vega, and the September 2015 acquisition of Wallaby. These acquisitions contributed 8.7 percentage points of growth. These increases were partially offset by an unfavorable currency impact of 2.9 percentage points in the quarter, primarily driven by the strengthening U.S. dollar compared to the Euro.
Cost of goods sold — Cost of goods sold increased $88.1 million, or 15.6%, for the three months ended September 30, 2015 compared to the same period in 2014. This increase was principally driven by higher sales volumes, including the impact of acquisitions, partially offset by a reduction of $13.4 million due to currency translation.
Gross profit — Gross profit margin increased to 35.0% for the three months ended September 30, 2015 from 34.1% for the same period in 2014 as growth in our higher-margin segments (Americas Foods & Beverages and Europe Foods & Beverages) outpaced the growth of Americas Fresh Foods, which has a lower gross margin.
Operating expenses — Total operating expenses increased $38.5 million, or 17.5%, for the three months ended September 30, 2015 compared to the same period in 2014. The overall increase in operating expenses was partially offset by the impact of currency translation.
Selling, distribution, and marketing expense increased $30.0 million for the three months ended September 30, 2015. This increase was driven primarily by volume-driven increases in distribution expense, including the impact of acquisitions, along with higher marketing spending.

General and administrative expense increased $8.5 million for the three months ended September 30, 2015, driven by higher employee related costs, including the impact of higher headcount and long-term incentive compensation. In addition, we incurred $6.9 million of expense associated with the acquisitions of Magicow, Wallaby, and Vega, as well as $1.5 million of costs associated with the integration of So Delicious and Earthbound Farm in the three months ended September 30, 2015. These increases were partially offset by a $7.9 million gain recognized on the negotiated purchase price settlement of the Earthbound Farm acquisition that occurred after purchase accounting was closed.
Interest and other expenses, net — Interest and other expenses, net for the three months ended September 30, 2015 increased $10.6 million compared to the same period in 2014. The increase was driven by higher levels of debt outstanding in 2015, primarily due to the acquisition of So Delicious in the fourth quarter of 2014, along with the Vega, Wallaby, and Magicow acquisitions during 2015, as well as continued capital expenditures. In addition, we incurred a higher weighted average interest rate on our indebtedness in 2015 due to the issuance of $500.0 million senior unsecured notes on September 17, 2014. Also in the third quarter of 2015, we incurred a loss of $2.3 million related to mark-to-market losses on our interest rate swaps, compared to income of $1.7 million for the same period on 2014.
Income tax expense — The effective tax rate for the three months ended September 30, 2015 was 29.3% compared to 35.2% for the three months ended September 30, 2014. The decrease in the effective tax rate for the three month period was primarily due to return to provision adjustments related to changes in estimates associated with the credit for qualified research activities and an increase in the U.S. manufacturing deduction. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.

Loss in equity method investments — Our share of the loss related to the China joint venture was $2.5 million in the three months ended September 30, 2015 compared to $1.4 million in the three months ended September 30, 2014. This increase was due to the China joint venture beginning operations in late 2014. Our share of the loss related to our other equity investment was $0.2 million for the three months ended September 30, 2015.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s results:

	Three months ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$722.5	100.0%	$587.8	100.0%	$134.7	22.9%
Cost of goods sold	459.0	63.5%	382.5	65.1%	76.5	20.0%
Gross profit	263.5	36.5%	205.3	34.9%	58.2	28.3%
Operating expenses	180.9	25.0%	139.9	23.8%	41.0	29.3%
Operating income	$82.6	11.4%	$65.4	11.1%	$17.2	26.3%
Total net sales — Total net sales increased $134.7 million, or 22.9%, for the three months ended September 30, 2015 compared to the same period in 2014. This increase was driven by a combination of volume growth and higher pricing, along with the acquisitions of So Delicious, Magicow, Vega and Wallaby which contributed $74.6 million in net sales in the quarter. These increases were partially offset by a $4.0 million unfavorable impact of currency translation driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the plant-based foods and beverages platform increased 41.3%, with the acquisitions of So Delicious and Vega contributing approximately 33.4 points of growth. Organic growth was primarily driven by increased sales of nut-based beverages of approximately $13.8 million including almond and cashew products, along with growth in our soy yogurt products that was partially offset by declines in soy beverages of $4.9 million.
Net sales growth in the coffee creamers and beverages platform increased 12.6%. This topline performance was driven by higher volumes, along with the addition of So Delicious creamers and the Magicow acquisition, which contributed a combined 4.0 points of growth. The key driver of organic growth was strong growth in new large-size formats, new Dunkin Donuts® flavors, seasonal flavor offerings, and Horizon® organic half and half.
Our premium dairy brand platform sales growth of 18.2% was principally driven by higher pricing as we have taken several pricing actions over the past year to offset the rising costs of organic milk. In addition, the August 2015 acquisition of Wallaby contributed $5.0 million to growth. Volume was essentially flat as increases in single serve, other dairy (cheese and butter), and center store products (snacks and macaroni and cheese), were largely offset by declines in half gallon volume related to the price increases.
Cost of goods sold — Cost of goods sold increased $76.5 million, or 20.0%, for the three months ended September 30, 2015 compared to the same period in 2014. This increase was driven by the impact of acquisitions, along with volume increases in the plant-based beverage and coffee creamers and beverages platforms, as well as higher commodity costs, particularly almonds and organic dairy inputs.
Gross profit — Gross profit margin increased 160 basis points to 36.5% for the three months ended September 30, 2015. The increase was primarily driven by a favorable mix of products sold, partially offset by the impact of a strengthening U.S. dollar relative to the Canadian dollar, which reduced gross margins by approximately 36 basis points.
Operating expenses — Operating expenses increased $41.0 million, or 29.3%, for the three months ended September 30, 2015 compared to the same period in 2014. This increase was principally due to acquisitions but was also driven by increased marketing investments in support of our brands, higher distribution costs linked to higher sales volumes, and increased employee related costs. During the third quarter of 2015, we incurred $2.1 million of transition costs related to acquisitions.

Americas Fresh Foods Segment Results
The following table presents certain financial information concerning our Americas Fresh Foods segment’s results:

	Three months ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$146.6	100.0%	$140.5	100.0%	$6.1	4.3%
Cost of goods sold	119.3	81.4%	109.8	78.1%	9.5	8.7%
Gross profit	27.3	18.6%	30.7	21.9%	(3.4)	(11.1)%
Operating expenses	15.2	10.4%	14.8	10.5%	0.4	2.7%
Operating income	$12.1	8.3%	$15.9	11.3%	$(3.8)	(23.9)%
Total net sales — Total net sales were $146.6 million for the three months ended September 30, 2015 compared to $140.5 million for the same period in 2014. The increase in net sales was driven by an increase in salads and frozen fruits and vegetables, partially offset by a decline in sales of fresh fruits as we continue to rationalize lower margin fresh fruit products.

Cost of goods sold — Cost of goods sold increased 8.7% for the three months ended September 30, 2015, driven principally by higher volumes. In addition, in an effort to achieve high levels of customer service, we increased our crop buffer levels which resulted in higher farming and other input costs as compared to the prior year. During the fourth quarter we are implementing SAP and, as a result of the transition, we expect to incur incremental warehouse and production labor, product obsolescence and other losses.
Gross profit — Gross profit margin decreased to 18.6% for the three months ended September 30, 2015 compared to 21.9% for the same period in 2014. Margins declined due to higher farming and other input costs.
Operating expenses — Operating expense increased $0.4 million, or 2.7% for the three months ended September 30, 2015, compared to the same period in 2014. The increase was principally driven by higher general and administrative costs as we continue to invest in capability building, including the planned transition to the Company’s SAP systems in the fourth quarter. We expect operating costs related to this implementation to continue into the fourth quarter.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s results:

	Three months ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$134.8	100.0%	$129.2	100.0%	$5.6	4.3%
Cost of goods sold	74.5	55.3%	72.4	56.0%	2.1	2.9%
Gross profit	60.3	44.7%	56.8	44.0%	3.5	6.2%
Operating expenses	41.3	30.6%	43.1	33.4%	(1.8)	(4.2)%
Operating income	$19.0	14.1%	$13.7	10.6%	$5.3	38.7%
Net sales — Net sales increased $5.6 million, or 4.3%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was driven principally by continued strong volume growth, led by almond and coconut beverages and, to a lesser extent, soy beverages, as well as strong growth in our plant-based yogurts. Volume growth continues to be broad-based across our key European markets. Net sales growth was offset by unfavorable foreign currency translation, which reduced growth by 15.7 percentage points.
Cost of goods sold — Cost of goods sold increased $2.1 million, or 2.9%, for the three months ended September 30, 2015 compared to the same period in 2014 driven by higher sales volumes, substantially offset by the impact of foreign currency translation of $13.4 million. Manufacturing and warehousing costs also increased as our internal capacity continues to be somewhat constrained by our strong volume growth which has caused us to increase our utilization of third-party co-manufacturers and warehouses. We expect to continue to increase our utilization of such third parties, while we invest to expand our internal manufacturing and warehousing capabilities.
Gross profit — Gross profit margin increased to 44.7% for the three months ended September 30, 2015 compared to 44.0% for the same period in 2014. This increase was driven by a favorable foreign currency dynamic more than offsetting the impact higher manufacturing and warehousing costs which were driven by internal capacity constraints.
Operating expenses — Operating expenses decreased $1.8 million, or 4.2%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was driven by a $6.8 million favorable impact of currency translation, which more than offset increased marketing investments and higher general and administrative expenses as we continue to invest behind our brands and our infrastructure. In addition, we experienced increases in distribution costs driven by our volume growth.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below:

	Nine months ended September 30,
	2015	2014	$ Increase / (Decrease)	% Increase / (Decrease)
	(Dollars in millions)
Americas Foods & Beverages	$2,003.0	$1,702.8	$300.2	17.6%
Americas Fresh Foods	437.4	439.6	(2.2)	(0.5)%
Europe Foods & Beverages	398.2	383.2	15.0	3.9%
Total	$2,838.6	$2,525.6	$313.0	12.4%
The changes in total net sales were due to the following:

	Change in net sales Nine months ended September 30, 2015 vs. September 30, 2014
	Acquisition	Volume	Pricing, product mix and currency changes	Total increase / (decrease)
	(in millions)
Americas Foods & Beverages	$140.7	$94.4	$65.1	$300.2
Americas Fresh Foods	—	5.0	(7.2)	(2.2)
Europe Foods & Beverages	—	80.9	(65.9)	15.0
Total	$140.7	$180.3	$(8.0)	$313.0
Total net sales — Consolidated total net sales increased $313.0 million, or 12.4%, for the nine months ended September 30, 2015 compared to the same period in 2014. This increase was principally driven by volume growth in both the Americas Foods & Beverages and the Europe Foods & Beverages segments. In addition, net sales in 2015 benefited from the acquisition of So Delicious in 2014 and the acquisitions of Magicow, Wallaby and Vega in 2015. These acquisitions contributed 5.6 percentage points of growth. The increase was partially offset by an unfavorable currency impact of 3.1 percentage points, primarily driven by the strengthening U.S. dollar compared to the Euro.
Cost of goods sold — Cost of goods sold increased $178.4 million, or 10.7%, for the nine months ended September 30, 2015 compared to the same period in 2014. This increase was principally driven by higher sales volumes including the impact of acquisitions, partially offset by the impact of approximately $45.8 million of foreign currency translation.
Gross profit — Gross profit margin increased to 34.7% for the nine months ended September 30, 2015 from 33.7% for the same period in 2014 as growth in our higher-margin segments (Americas Foods & Beverages and Europe Foods & Beverages) outpaced the growth of Americas Fresh Foods, which has lower gross margins.

Operating expenses — Total operating expenses increased $88.8 million, or 13.5%, for the nine months ended September 30, 2015 compared to the same period in 2014. The overall increase in operating expenses was partially offset by the impact of currency translation.
Selling, distribution, and marketing expense increased $67.8 million for the nine months ended September 30, 2015. This increase was driven primarily by volume-driven increases in distribution expense, including the impact of acquisitions along with higher marketing expense.

General and administrative expense increased $20.2 million for the nine months ended September 30, 2015 related to higher employee related costs including incentive based compensation. In addition, we incurred $3.7 million of expenses associated with the integration of So Delicious, along with $9.8 million of expense related to the acquisitions of Magicow, Wallaby and Vega in the nine months ended September 30, 2015. This was partially offset by a $7.9 million gain on the negotiated purchase price settlement of the Earthbound Farm acquisition that occurred after purchase accounting was closed. By comparison, $9.1 million of expense associated with the acquisition of Earthbound Farm was recorded in the same period in 2014. Year to date, we incurred $2.7 million of corporate expense related to management of our joint venture investment in China compared to $4.2 million in the same period of 2014.
Interest and other expenses, net — Interest and other expenses, net for the nine months ended September 30, 2015 increased $20.4 million compared to the same period in 2014. The increase was driven by higher levels of debt outstanding in 2015, primarily due to the acquisition of So Delicious in the fourth quarter of 2014 along with the second quarter, 2015 Magicow acquisition and the third quarter, 2015 Vega and Wallaby acquisitions, as well as continued capital expenditures. In addition, we incurred a higher weighted average interest rate on our indebtedness in 2015 due to the issuance of $500.0 million senior unsecured notes on September 17, 2014. For the nine months ended September 30, 2015, we incurred a loss of $7.1 million related to mark-to-market losses on our interest rate swaps, compared to a loss of $2.7 million for the same period on 2014. These increases were partially offset by a $3.4 million increase in annual interest rebates we received in 2015 on certain loans outstanding, as compared to the prior year.
Income tax expense — The effective tax rate for the nine months ended September 30, 2015 was 33.1% compared to 35.0% for the nine months ended September 30, 2014. The decrease in the effective tax rate was primarily due to return to provision adjustments related to changes in estimates associated with the credit for qualified research activities and an increase in the U.S. manufacturing deduction. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
Loss in equity method investments — Our share of the loss related to the China joint venture was $8.6 million for the nine months ended September 30, 2015 compared to $2.0 million in the same period in the prior year. This increase was due to the China joint venture beginning operations in late 2014. Our share of the loss related to our other equity investment was $0.6 million for the nine months ended September 30, 2015, compared to nil in the same period in the prior year.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s results:

	Nine months ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$2,003.0	100.0%	$1,702.8	100.0%	$300.2	17.6%
Cost of goods sold	1,272.7	63.5%	1,097.5	64.5%	175.2	16.0%
Gross profit	730.3	36.5%	605.3	35.5%	125.0	20.7%
Operating expenses	499.4	24.9%	413.8	24.3%	85.6	20.7%
Operating income	$230.9	11.5%	$191.5	11.2%	$39.4	20.6%
Total net sales — Total net sales increased $300.2 million, or 17.6%, for the nine months ended September 30, 2015 compared to the same period in 2014. This increase was driven by a combination of volume growth and higher pricing, along with acquisitions of So Delicious, Vega, Wallaby and Magicow, which contributed $140.7 million in net sales for the nine months ended September 30, 2015. These increases were partially offset by an unfavorable impact of currency translation of $9.6 million, driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the plant-based foods and beverages platform increased 29.3%, with the acquisitions of So Delicious and Vega contributing approximately 22.1 points of growth. Net sales also continue to benefit from growth in our nut-based beverages, including almond and cashew products, which collectively increased net sales by $47.3 million for the nine months ended September 30, 2015. These increases were partially offset by a decline in soy beverage products which reduced sales by $16.1 million.

Net sales in the coffee creamers and beverages platform increased 9.9%. This topline performance was driven by higher volumes and the impact of price increases implemented on our dairy-based creamers in 2014, along with the addition of Magicow and So Delicious creamers, which contributed a combined 2.8 points of growth.
Our premium dairy brand platform sales growth of 16.2% was principally driven by higher pricing as we have taken several pricing actions over the past year to offset the impact of the rising costs of organic milk. In addition, the acquisition of Wallaby in August 2015 contributed $5.0 million of sales growth. Volume growth was modest and was driven by increases in single serve, other dairy (cheese and butter), and center store products (snacks and macaroni and cheese), partially offset by declines in half-gallon volume related to the price increases.
Cost of goods sold — Cost of goods sold increased $175.2 million, or 16.0%, for the nine months ended September 30, 2015 compared to the same period in 2014. This increase was driven by the impact of acquisitions, along with volume increases in the Company’s historical platforms and higher commodity costs, particularly almonds and organic dairy inputs.
Gross profit — Gross profit margin increased 100 basis points to 36.5% for the nine months ended September 30, 2015. The increase was driven by a favorable product mix, partially offset by the impact of a strengthening U.S. dollar relative to the Canadian dollar and the Mexican peso, which reduced gross margin by 30 basis points.
Operating expenses — Operating expenses increased $85.6 million, or 20.7%, for the nine months ended September 30, 2015 compared to the same period in 2014. This increase was principally due to the So Delicious acquisition but was also driven by increased marketing investments in support of our brands, higher distribution costs linked to growth in sales volumes, and higher employee related costs. For the first nine months of 2015, we incurred $5.5 million of transition costs related to acquisitions as compared to nil for the nine months ended 2014.
Americas Fresh Foods Segment Results
The following table presents certain financial information concerning our Americas Fresh Foods segment’s results:

	Nine months ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$437.4	100.0%	$439.6	100.0%	$(2.2)	(0.5)%
Cost of goods sold	357.3	81.7%	357.8	81.4%	(0.5)	(0.1)%
Gross profit	80.1	18.3%	81.8	18.6%	(1.7)	(2.1)%
Operating expenses	45.5	10.4%	43.4	9.9%	2.1	4.8%
Operating income	$34.6	7.9%	$38.4	8.7%	$(3.8)	(9.9)%
Total net sales — Total net sales decreased $2.2 million or 0.5% for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in net sales was driven by a decline in sales of fresh fruits as we continue to rationalize lower margin fresh fruit products. The impact of the lower sales of fresh fruit products was partially offset by higher sales of salads and frozen fruits and vegetables.

Cost of goods sold — Cost of goods sold declined $0.5 million or 0.1% for the nine months ended September 30, 2015, driven by lower overall sales volumes. During the fourth quarter we are implementing SAP and, as a result of the transition, we expect to incur incremental warehouse and production labor, product obsolescence and other losses.

Gross profit — Gross profit margin decreased to 18.3% for the nine months ended September 30, 2015 compared to 18.6% for the same period in 2014 as a result of a combination of sales declines and modestly higher farming costs.
Operating expenses — Operating expense increased $2.1 million, or 4.8% for the nine months ended September 30, 2015, compared to the same period in 2014. The increase was principally driven by higher marketing expenses and higher general and administrative costs as we continue to invest in capability building, particularly the transition to the Company's SAP systems during the fourth quarter of 2015. We expect operating costs related to this implementation to continue into the fourth quarter.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s results:

	Nine months ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$398.2	100.0%	$383.2	100.0%	$15.0	3.9%
Cost of goods sold	222.8	56.0%	219.2	57.2%	3.6	1.6%
Gross profit	175.4	44.0%	164.0	42.8%	11.4	7.0%
Operating expenses	125.3	31.5%	125.9	32.9%	(0.6)	(0.5)%
Operating income	$50.1	12.6%	$38.1	9.9%	$12.0	31.5%
Net sales — Net sales increased $15.0 million, or 3.9%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was driven principally by continued strong volume growth, led by nut-based and soy beverages, as well as strong growth in our plant-based yogurts, substantially offset by unfavorable foreign currency translation, which reduced net sales by 18 percentage points. Volume growth continues to be broad-based across our European markets.
Cost of goods sold — Cost of goods sold increased $3.6 million, or 1.6%, for the nine months ended September 30, 2015 compared to the same period in 2014 driven by higher sales volumes, substantially offset by the impact of foreign currency translation. Foreign currency translation reduced cost of goods sold by $45.8 million. Manufacturing and warehousing costs also increased as our internal capacity continues to be constrained by our strong volume growth which has caused us to increase our utilization of third-party co-manufacturers and warehouses. We expect to continue to increase our utilization of such third parties while we invest to expand our internal manufacturing and warehousing capabilities.
Gross profit — Gross profit margin increased to 44.0% for the nine months ended September 30, 2015 compared to 42.8% for the same period in 2014 driven by a favorable foreign currency translation, more than offsetting higher production and warehouse costs.
Operating expenses — Operating expenses decreased $0.6 million, or 0.5%, for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was driven by a $22.9 million favorable impact of currency translation, which more than offset increased marketing investments and higher general and administrative expenses as we continue to invest behind brands and our infrastructure. In addition, we experienced increases in distribution costs driven by our volume growth.
Liquidity and Capital Resources
Debt Facilities

On November 6, 2015, the Company entered into the fourth amendment to its existing senior secured credit facility (the “Fourth Amendment”). As of November 6, 2015, after giving effect to the Fourth Amendment, we had outstanding borrowings of $1.7 billion under our $2.5 billion senior secured credit facilities, which consisted of $1.5 billion of term loan borrowings and $156.3 million borrowed under our $1.0 billion revolving credit facility commitment.  We further had $7.6 million in outstanding letters of credit issued under our revolving credit facility.  We had the ability to incur up to a maximum of $412.8 million of additional indebtedness as governed by the current financial covenants under our senior secured credit facility, assuming such proceeds are not utilized to acquire additional businesses or operations.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of November 6, 2015, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 2.00% per annum for the $1.0 billion revolving commitment and the $750.0 million currently outstanding on the term loan A-1 facility and LIBOR plus 2.25% per annum for the $750.0 million currently outstanding on the term loan A-2 facility.
Alpro maintains a revolving credit facility not to exceed €30.0 million ($33.5 million USD) or its currency equivalent. The facility is unsecured and guaranteed by The WhiteWave Foods Company. The Alpro revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit ($33.5 million USD) or its currency equivalent. At September 30, 2015 and December 31, 2014, Alpro did not have any outstanding borrowings. Any borrowings under the subsidiary revolving credit facility are due upon maturity on June 29, 2016.
On August 27, 2015, Vega entered into an uncommitted revolving credit facility not to exceed $10.0 million CAD ($7.5 million USD). The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Vega. At September 30, 2015, there was $2.5 million outstanding in borrowings under the facility.
As of September 30, 2015, we were in compliance with all related (or associated) covenants under our debt facilities.

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
As of September 30, 2015, $25.4 million of our total cash on hand was attributable to our foreign operations and currently domiciled outside the U.S. We anticipate permanently reinvesting our foreign earnings outside the U.S.
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
Historical Cash Flow
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine months ended September 30,
	2015	2014	Change
	(In millions)
Net cash flows from:
Operating activities	$169.0	$168.1	$0.9
Investing activities	(895.9)	(859.3)	(36.6)
Financing activities	696.9	820.5	(123.6)
Effect of exchange rate changes on cash and cash equivalents	8.8	(4.2)	13.0
Net (decrease) increase in cash and cash equivalents	$(21.2)	$125.1	$(146.3)
Operating Activities

Net cash provided by operating activities was $169.0 million for the nine months ended September 30, 2015 compared to $168.1 million for the nine months ended September 30, 2014. The increase was driven by an increase in net income partially offset by an unfavorable net change in operating assets and liabilities, which is attributable to higher receivables and inventory related to increased sales, including sales growth from acquired companies.

Investing Activities
Net cash used in investing activities was $895.9 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $859.3 million for the nine months ended September 30, 2014. The increase was primarily driven by increase in payments for acquisitions in 2015 related to the acquisitions of EIEIO, Vega and Wallaby as compared to the payments for the Earthbound acquisition in 2014. Further, in 2014, we contributed $47.3 million to the joint venture in China. Payments for property, plant, and equipment were comparable in both 2015 and 2014 as we continue to invest in manufacturing and warehousing capability to support our volume growth.

Financing Activities
Net cash provided by financing activities was $696.9 million for the nine months ended September 30, 2015 compared to net cash provided of $820.5 million for the nine months ended September 30, 2014. The decrease from 2014 was due to a high level of 2014 borrowings as a result of increased indebtedness under the Company's senior credit facility from the second amendment completed on January 2, 2014 and the senior unsecured note issuance in September 2014.
Contractual Obligations and Other Long-Term Liabilities
There have been no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Long-Term Liabilities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

(b)	Changes in Internal Control over Financial Reporting
Except for the change noted below, there has been no change in the Company’s internal control over financial reporting during the quarter September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter, we completed the acquisitions of Vega and Wallaby, as discussed in Note 2, Acquisitions and Divestiture, in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. As part of the post-closing integration, we are in the process of completing a more complete review of Vega's and Wallaby's internal control over financial reporting and are refining and harmonizing Vega’s and Wallaby's internal controls and processes with those of the Company. Management intends to exclude the internal controls of Vega and Wallaby from its annual assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2015 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2C. Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of September 30, 2015, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Item 6. Exhibits

10.1	Amendment 1 to Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Gregg L. Engles, dated August 27, 2015

10.2
Form of Amendment 1 to Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and each of Kelly J. Haecker, Blaine E. McPeak, Edward F. Fugger, Roger E. Theodoredis and Thomas N. Zanetich, dated August 27, 2015

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
Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements.
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
November 9, 2015