Form 10-K
period 2015-12-31
WHITEWAVE FOODS Co
filed 2016-02-29
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to
Commission File Number 001-35708

The WhiteWave Foods Company
(Exact name of Registrant as specified in its charter)

Delaware	46-0631061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2015, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2015, was approximately $8.4 billion.
As of January 31, 2016, there were 176,343,894 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K

Forward-Looking Statements
This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning business strategy, plans and prospects, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part I - Item 1A - Risk Factors” in this Form 10-K, and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described in this Form 10-K.

Intellectual Property
Silk, So Delicious, International Delight, Horizon Organic, Earthbound Farm, Vega, Wallaby, Magicow, Alpro, Provamel, and our other registered or common law trademarks, service marks, or trade names appearing in this Form 10-K, are the property of The WhiteWave Foods Company or its subsidiaries. Other trademarks, service marks, or trade names appearing herein, including the LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Heath, Hershey’s, and YORK, and trade names which we license, are the property of their respective owners.

PART I

Item 1.	Business
Overview
The WhiteWave Foods Company (“WhiteWave”, the “Company”, “we”, “us” or “our”) is a leading consumer packaged food and beverage company that manufactures, markets, distributes, and sells branded plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic produce throughout North America and Europe. The Company also holds a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. WhiteWave is focused on providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly-produced products. The Company’s widely-recognized, leading brands distributed in North America include Silk®, So Delicious® and Vega™ plant-based foods and beverages, International Delight® and LAND O LAKES® coffee creamers and beverages, Horizon Organic® and Wallaby Organic® premium dairy products and Earthbound Farm® organic salads, fruits and vegetables. Its popular plant-based foods and beverages brands in Europe include Alpro® and Provamel®, and its plant-based beverages in China are sold under the Silk® ZhiPuMoFang brand.
Our mission is to change the way the world eats for the better by providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly-produced products.
WhiteWave is a Delaware corporation and our common stock, par value $0.01 per share trades on the New York Stock Exchange under the symbol “WWAV.”
Business Acquisitions during 2015. During 2015, we acquired several North American businesses, all of which are included in our Americas Foods & Beverages segment:

•
On May 29, 2015, we acquired substantially all of the assets and liabilities of EIEIO, Inc. the company that owns the Magicow ("Magicow") brand and other brands for $40.2 million in cash. Magicow, which is based outside Austin, Texas, manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings.

•
On August 1, 2015, we acquired Sequel Naturals Ltd, the company that owns the Vega brand and is a pioneer and leader in plant-based nutrition products, for approximately $553.6 million in cash. Vega is based in Vancouver, British Columbia and offers a broad range of plant-based nutrition products - primarily powdered shakes and snack bars.

•
On August 30, 2015, we acquired Wallaby Yogurt Company, Inc. for approximately $122.3 million in cash. Wallaby, which was founded in 1994 and based in American Canyon, California, is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages.

Narrative Description of our Business
We report results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages. For 2015, our reportable segments and the product platforms and products in each segment are:

Reportable Segment	Product Platform and Products
Americas Foods & Beverages
Plant-based foods and beverages, which includes our Silk and So Delicious branded beverages such as soymilk, almondmilk, coconutmilk and cashewmilk, ice cream and frozen novelty products, and plant-based yogurts, and Vega plant-based nutritional products
Premium dairy, which includes our Horizon Organic milk, yogurt, cheese, and other premium dairy products, Wallaby Organic Greek and Australian yogurts and Kefir beverages, and Horizon branded macaroni & cheese and snack foods
Coffee creamers and beverages, which includes coffee creamers and ready-to-drink beverages under the International Delight, Dunkin Donuts and LAND O LAKES brand names

Americas Fresh Foods	Organic salads, fruits and vegetables, which includes packaged salads and greens, fresh and frozen fruits and vegetables, dried fruit, and produce-based snacks marketed under our Earthbound Farm brand
Europe Foods & Beverages
Plant-based foods and beverages, which includes our Alpro and Provamel brand beverages using soy-, almond-, coconut‑, hazelnut-, rice-, oat- and other plant-based ingredients, and plant-based alternatives to yogurt, culinary creams, desserts and margarine

For more information about our three reportable segments see Note 15 “Segment and Customer Information” to our audited consolidated financial statements.

Net Sales by Product Category
Our net sales by product categories are indicated below:

	Fiscal year ended December 31,
	2015	2014	2013
Product Category:	(in thousands)
Plant-based foods and beverages	$1,452,356	$1,226,164	$1,045,782
Coffee creamers and beverages	1,090,018	990,998	913,517
Premium dairy	758,046	644,160	582,764
Organic salads, fruits and vegetables	565,875	575,283	—
Total net sales	$3,866,295	$3,436,605	$2,542,063
Our Customers
We sell our products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, convenience stores, and health food stores, as well as various away-from-home channels, including restaurants and foodservice outlets. Our top ten customers together accounted for 48.7% of our total net sales for the year ended December 31, 2015. Our largest customer is Wal-Mart Stores, Inc., which, including its subsidiaries such as Sam’s Club, accounted for 13.7% of our total net sales for the year ended December 31, 2015.
Sales to customers in North America accounted for 86%, 85%, and 84% of our total net sales for the years ended December 31, 2015, 2014, and 2013, respectively.
Sales Organization
We sell our products in North America and Europe primarily through our direct sales force, independent brokers, regional brokers and distributors. Our sales organization strives to cultivate strong, collaborative relationships with customers that facilitate favorable shelf placement for our products, which, we believe, when combined with our marketing capabilities and our brand strength, drives high product sales volumes. Our relationship with a national broker in the United States serves to provide additional retail customer coverage as a supplement to our direct sales force, which has contributed to our growth and has allowed us to provide enhanced service to our customers. Additionally, in Europe, we have an extensive network of partners through which we continue to build and grow relationships with customers beyond our core geographies.

Marketing and Advertising
We use a variety of marketing efforts to build awareness of, and create demand for, our products. We employ regional, national, and, for our Europe segment, international promotions of our brands and products through a variety of media, including television and radio advertising, print media, coupons, co-marketing arrangements, and social media. We build campaigns for our brands around certain themes to strategically appeal to the consumers whom we believe will be attracted to our products. For example, in our television, radio, and print advertising, we emphasize the healthy attributes of Silk, Horizon Organic, So Delicious, Earthbound Farm, Wallaby and Alpro, and we highlight the ability to create a “coffeehouse experience” at home with International Delight. These marketing efforts are enhanced by our internal creative services team, who collaborate with our brand teams at critical points in the advertising cycle and lead innovation in marketing through various channels. Finally, our employees regularly participate in community outreach and charity and sponsorship work. We believe that our community programs and partnerships reinforce our brands’ values and build strong and lasting relationships with consumers.
Research and Development
At our research and development ("R&D") facilities in Louisville, Colorado, San Juan Bautista, California and Wevelgem, Belgium, our experienced consumer packaged goods professionals generate and test new product concepts, new flavors, and packaging. Our new 66,000-square-foot Technical Innovation Center in Louisville, Colorado, opened in 2015, includes a demonstration kitchen, culinary development areas and a packaging-sciences area and expands our capabilities in product development, dairy and plant-based chemistry, and processing technology, enables us to conduct focus group studies and consumer testing of new product concepts and provides opportunities to develop product prototypes and marketing strategies with direct consumer input. Our Wevelgem, Belgium R&D professionals have extensive experience in developing a broad range of plant-based products, including plant-based drinks, yogurts, desserts, culinary creams and margarine.
We believe that innovation is central to the ongoing successful performance of our business. To that end, innovation is one of our core strategies and we hold every business unit accountable for executing against innovation priorities. By doing so, we have successfully launched innovative and wide-ranging products.
Our R&D organization primarily develops products internally, but also leverages external technical experts for open innovation for new product ideas and concepts. Additionally, our R&D teams are actively involved in cost reduction initiatives across all of our businesses. See Note 2, “Summary of Significant Accounting Policies - Research and Development,” for information about our total R&D expenses.
Manufacturing and Distribution
Sourcing and Supply Chain
Americas Foods & Beverages. Raw materials used in our products include organic and conventional raw milk, butterfat, almonds, organic and non-GMO soybeans, sweeteners and other commodities. We continuously monitor worldwide supply and cost trends of these raw materials to enable us to take appropriate action to obtain the ingredients and packaging we need for production. Although the prices of our principal raw materials fluctuate based on adverse weather, the economy, and other conditions, we believe such raw materials to be generally available from numerous sources. For example, we source almost all of the raw organic milk for our premium dairy products from our network of nearly 600 family farms throughout the United States.
We have an extensive production and supply chain footprint in the United States. The Americas Foods & Beverages segment utilizes 10 production facilities and three strategic co-packers in the United States. In 2015 we manufactured approximately 66% of the segment's product volume internally. Our advanced production capabilities provide us with applications of technology in extended shelf life, or ultra high temperature, and aseptic processing, gable-top, plastic, aseptic, single-serve and portion control packaging, cultured processing, frozen novelty products and allergen management functions.
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
Europe Foods & Beverages. We also have a strategic supply chain footprint across Europe, utilizing three production facilities and a limited number of co-packers. Our facilities located in the United Kingdom, Belgium and France produce a broad range of soy drinks, yogurts, desserts and culinary creams, representing approximately 82% of Europe Foods &

Beverages’ total production volumes in 2015, with the remainder produced by third-party co-packers. Raw materials used in our products include organic and conventional non-GMO soybeans, almond and hazelnut ingredients, sweeteners and other commodities, all of which are submitted to strict control measures, traceability of our raw materials and external certification. We apply proprietary soybean de-hulling, base milk manufacturing, and yogurt fermentation technologies in our production processes, which we believe results in better taste and high product yields for our products.
Americas Fresh Foods. We source fresh leafy greens and other produce from owned and leased property that we farm ourselves and from third-party growers, and we bear all growing risk on approximately 50% of our leafy green volume. Under seasonal contract arrangements with third-party growers, we purchase fresh produce at the time of harvest and we generally are responsible for harvesting, cooling, transporting, and processing the product. Because leafy greens are extremely sensitive to temperature and humidity, harvested produce is promptly cooled and shipped in temperature-controlled trucks to our central processing and distribution facility, where it is inspected, processed, packaged and boxed for shipment. Orders for value-added salads and other fresh-cut produce are picked up by or shipped to customers quickly after processing. The finished goods then travel primarily to customer distribution centers or third-party distributors for further redistribution.
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
Trademarks and Intellectual Property
We are continually developing new technology and enhancing proprietary technology related to our dairy and plant-based operations. As of December 31, 2015, nearly 30 patents have been issued to us or are pending or published. We rely on a combination of trademarks, patents, trade dress, copyrights, trade secrets, confidentiality procedures, and contractual provisions to protect our brands, technology, know-how and other intellectual property rights. Our trademarks are valuable assets of the company and are material to our business. As of January 31, 2016, the company owns over 1,100 trademark applications and registrations around the world and maintains approximately 550 domain names worldwide.
We license the right to utilize certain brand names from third parties, including LAND O LAKES, Almond Joy, Cold Stone Creamery, Cinnabon, Dunkin Donuts, Heath, Hershey’s, and YORK, on certain of our products. In addition, we have a license agreement with DSM Nutritional Products, the owner of Martek Biosciences Corporation, to use products covered by patents for supplementing certain of our premium dairy and soy products with DHA Omega-3.
Despite these protections, it may be possible for unauthorized parties to copy, obtain, or use certain portions of our proprietary technology or trademarks. Such unauthorized use could reduce the value of our products and brands, or have an adverse impact on our business and financial condition.
Competition
We operate in a highly competitive environment and face competition in each of our product categories and subcategories. We have numerous competitors of varying sizes, including manufacturers of private label products, as well as manufacturers of other branded food products, which compete for trade merchandising support and consumer dollars. We compete with large conventional consumer packaged foods companies such as Group Danone, General Mills, Inc., The Kraft Heinz Company, and Nestle S.A. We also compete with natural and organic consumer packaged foods companies such as The Hain Celestial Group, Inc., Blue Diamond, HP Hood, Califia Farms and Organic Valley. Competitors of our organic salads, fruits and vegetables platform include Dole Food Company, Ready Pac and Taylor Farms, which also produce organic and value-added salads.
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
WhiteWave also partners with various non-profit organizations in the communities in which we operate. Through our Values in Action program, we encourage our North America employees to volunteer with organizations in the areas of hunger relief and sustainability, and we donate cash and products to our non-profit partners that focus on ending hunger and reducing environmental impacts. One of the stand-outs is our partnership with Feeding America food banks throughout North America. As part of an annual fundraiser, WhiteWave matches employee donations dollar for dollar and, in 2015, employee donations provided more than 2.5 million meals to families in need. We are also driving positive change in Europe. For example, Europe Foods & Beverages participates in World Wildlife Fund’s Green Ambassadors program, which encourages sustainability initiatives in 4,500 primary schools throughout the U.K. and empowers children aged 5-11 to take action on sustainability in their schools. In 2015, Europe Foods & Beverages contributed approximately €100,000 to this program. In addition, our European business is a key supporter of Malnutrition Matters, a Canadian non-profit organization dedicated to providing sustainable low cost food technology solutions to malnutrition, primarily by using soy ingredients. We believe that our customers, consumers, and suppliers value our efforts to operate in an ethical, environmentally sustainable, and socially responsible manner.
Seasonality
Sales of our products are generally evenly distributed throughout the year, with slightly higher sales in the fourth quarter due to the holidays.
Employees

As of January 2016, we employed approximately 5,300 people worldwide, of which approximately 25% were covered by collective bargaining agreements or works council representation. We believe that our employee relations are good.
Government Regulation
Food-Related Regulations
As a manufacturer and distributor of food and beverage products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food in the United States. The FDA:

•
regulates holding, distribution and manufacturing practices for food ingredients and foods through its current good manufacturing practices regulations and periodically inspects manufacturing facilities to audit compliance;

•	specifies the standards of identity for certain foods, including many of the products we sell; and

•	prescribes the format and content of certain information required to appear on food product labels.

In March 2014, the FDA issued a proposed rule that would make significant changes to the information appearing in, and the format of, the nutrition facts appearing on food labels. In July 2015, the FDA issued a supplemental proposed rule to establish a reference value for added sugars and to require a declaration of the percent daily value of added sugars on the food label. The proposed rule would also revise the footnote in the nutrition label regarding the percent daily value. It is not clear whether FDA will issue final regulation or, if it does, how much time FDA will give food manufactures to bring their labels into compliance.

In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission, or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The FDA also is implementing the Food Safety Modernization Act of 2011 ("FSMA") which, among other things, mandates that the FDA adopt preventive controls to be implemented by farms, warehouses, food facilities and transporters in order to minimize or prevent hazards to food safety. The FDA has issued final regulations for five of the seven rules implementing FSMA and is expected to publish the remaining two regulations on sanitary transportation of foods and intentional adulteration in the first half of 2016. We will not be able to assess the impact on our business until the final regulations are issued.

In September 2015, FDA released final rules implementing the Produce Safety and Current Good Manufacturing Practices, Hazard Analysis and Risk Based Preventive Controls (HARPC) requirements for human food and animal food, which was a major milestone in the implementation of FSMA. The final rules revise the FDA’s food safety regulations by: (1) codifying good agricultural practices and water fertilizer action limits, (2) updating and revising certain requirements in the existing current good manufacturing practices regulations (current 21 CFR Part 110), (3) requiring the establishment and implementation of a food safety system that includes an analysis of hazards and risk-based preventive controls and sets requirements for a written food safety plan, and (4) adding new requirements for a risk-based end-to-end supply chain program. Compliance is required by September 19, 2016, with respect to the new good manufacturing practices and HARPC regulations, and by January 2017, with respect to the new produce safety rules, and we expect to be in compliance by those dates. Compliance with the new risk-based supply chain program is required by March 2017 and we expect to be in compliance by that date; however the requirements are very prescriptive and, in some respects, our compliance is dependent upon cooperation from our third party suppliers’ ability to comply with the regulations.

In November 2015, FDA issued its final rules on Foreign Supplier Verification Programs (“FSVP”). The final rule requires all “importers” of food into the U.S. to develop supplier verification programs, and defines the “importer” as the person in the U.S. who owns the food, has purchased the food, or has agreed in writing to purchase the food at the time of U.S. entry. The substantive requirements under the FSVP parallel the risk-based supply chain program rules issued in September 2015 under FSMA. As a result, we do not expect the FSVP rules to have a differential or significant impact on our business.
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
Where You Can Get More Information
We make available free of charge through our website at www.whitewave.com our Annual Report on Form 10-K, Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reference to our website is an inactive textual reference only. Information provided on our website is not part of this report or any other report we file with, or furnish to, the SEC.
You can also read, access and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including WhiteWave, that are electronically filed with the SEC.
Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 1, 2016:

Name	Age	Position
Gregg L. Engles	58	Chairman of the Board of Directors and Chief Executive Officer
Kelly J. Haecker	51	Executive Vice President and Chief Financial Officer
Blaine E. McPeak	49	Executive Vice President and Chief Operating Officer
Bernard P.J. Deryckere	57	Executive Vice President and President, Europe Foods & Beverages
Edward F. Fugger	48	Executive Vice President, Strategy and Corporate Development
Roger E. Theodoredis	57	Executive Vice President, General Counsel
Kevin C. Yost	50	Executive Vice President and U.S. Group President, Americas Foods & Beverages
Thomas N. Zanetich	64	Executive Vice President, Human Resources

Gregg L. Engles - Chairman of the Board of Directors and Chief Executive Officer

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

Kelly J. Haecker - Chief Financial Officer

Mr. Haecker has served as Executive Vice President and Chief Financial Officer since August 2012. He joined WhiteWave in 2006 as Senior Vice President and Chief Financial Officer of Americas Foods & Beverages. Prior to joining WhiteWave, Mr. Haecker held senior management roles at The Gillette Company, a global consumer goods company, from 2001 to 2006, including as head of finance for The Gillette Company’s Duracell battery division and most recently as Vice President, Finance of The Gillette Company’s European Commercial Operations. Mr. Haecker previously served as Senior Vice President and Chief Financial Officer of Mother’s - Archway Cookie Company, a producer and distributor of cookies in the United States, from 1996 to 2001, and as Vice President and Corporate Controller of Specialty Foods Corporation, a diversified branded food company, from 1995 to 1996.

On November 16, 2015, WhiteWave announced that Mr. Haecker has decided to step down as Chief Financial Officer on March 31, 2016 and leave WhiteWave to spend more time with his family. WhiteWave’s Board has appointed Gregory S. Christenson to the position of Executive Vice President and Chief Financial Officer of WhiteWave, effective April 1, 2016, to succeed Mr. Haecker. Mr. Christenson currently serves as Senior Vice President and Chief Financial Officer, Americas Foods & Beverages, a position he has held since June 2013.

Blaine E. McPeak - Chief Operating Officer

Mr. McPeak has served as Chief Operating Officer of WhiteWave since December 1, 2015. He previously served as Executive Vice President and President, Americas Foods & Beverages from 2009 to December 2015, during which he led the Americas Foods & Beverages business in growing its core businesses, expanding geographically, collaborating on M&A initiatives, and building a strong, talented organization. He joined WhiteWave in 2007 as the President of Horizon Organic and, in 2008, was named President of the Horizon, Silk, and Rachel’s Organic U.K. businesses. Prior to joining WhiteWave, Mr. McPeak held several senior management roles at Kellogg Company, a consumer packaged foods company, from 1994 to 2007. In leading Kellogg’s Wholesome Snack division, Frozen Foods division, and Kashi Company, he oversaw strategy and delivery of financial performance for sales, marketing, finance, supply chain, and R&D functions/units. Mr. McPeak serves on the Industry Affairs Council of the Grocery Manufacturers Association and on the Advisory Board for the University of Wisconsin School of Business, Center for Brand and Product Management.

Bernard P.J. Deryckere - President, Europe Foods & Beverages

Mr. Deryckere joined the Company as Executive Vice President and President, Europe Foods & Beverages, when we acquired Alpro, a European manufacturer of branded plant-based foods and beverages, in 2009. He previously served as Chief

Executive Officer of the Alpro Soya Food division of Vandemoortele Group Europe, from September 2001 to 2009, and before that held numerous leadership positions at Unilever, a consumer goods company, and Henkel, a consumer goods company. Mr. Deryckere was Marketing Director for Unilever Portugal from 1993 to 1995; European Category Director for Unilever’s European Business Group Lipton Ready to Drink Beverages from 1995 to 1998; and General Manager for Unilever’s Bakery Business, covering Belgium, the Netherlands, Luxembourg, and France, from 1998 to 2000. Immediately prior to joining Europe Foods & Beverages, Mr. Deryckere was Chief Executive Officer for Unilever Bestfoods Scandinavia. Mr. Deryckere is also a director of several industry associations, including the Belgilux Association of Branded Products Manufacturers and the Flemish Chamber of Commerce (Voka). He also is President of the European Natural Soy Foods Manufacturers Association (ENSA) and Vice President of the Belgian Food & Drink Industry Federation.

Edward F. Fugger - Executive Vice President, Strategy and Corporate Development

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

Roger E. Theodoredis - Executive Vice President, General Counsel and Secretary

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

Kevin C. Yost - U.S. Group President, Americas Foods and Beverages

Mr. Yost has served as U.S. Group President, Americas Foods and Beverages, overseeing WhiteWave’s U.S. businesses, since December 1, 2015. He previously served as Executive Vice President and President, Americas Fresh Foods from January 2014 to December 2015. Prior to joining WhiteWave, Mr. Yost was employed by Dean Foods Company from February 2010 through January 2013, where he served as President of Morningstar Foods from September 2010 to January 2013, and as Senior Vice President and General Manager, ESL from March 2010 to September 2010. After Dean Foods Company’s January 2013 sale of the Morningstar business to Saputo, Inc., a global food and beverage company, Mr. Yost served as President and Chief Operating Officer of the Dairy Foods Division (USA) of Saputo, Inc. He previously served in executive management roles at Swift & Company and ConAgra Foods.

Thomas N. Zanetich - Executive Vice President, Human Resources

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

We face significant competition, which could reduce our sales and profits.
We face significant competition in each of our product categories, and further consolidation in the industry would likely increase competition. We believe that our brands have benefited in many cases from being the first to introduce products in their categories, and their success has attracted competition from other branded food and beverage companies, as well as from private label competitors. In our plant-based beverages category, for example, we compete not only with other widely advertised branded products, but also with other private label and store brand products that are generally sold at lower prices. A consumer shift towards more private label, lower-priced, or other value offerings, could result in us reducing pricing, increasing marketing or other expenditures, or losing market share. Some of our competitors have substantially more financial and marketing resources than we do. Our competitors may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than we expected and could cause us to lose sales. Our competitors also may choose to compete based on price and promotions, which may impact our volume growth, profitability and market share. Our profits could decrease if a reduction in prices or increased costs are not counterbalanced with increased sales volume.

We also compete, particularly in our premium dairy and organic salads, fruits and vegetables categories, with producers of non-organic products, which usually have lower production costs. As a result, non-organic producers can offer conventional products to customers at lower costs than organic products. This could cause us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices.

Erosion of the reputation of one or more of our leading brands could reduce our sales and profits.
The majority of our net sales derive from sales of our branded products, including Silk, International Delight, Horizon Organic, LAND O LAKES, Earthbound Farm, So Delicious, Wallaby, Vega, Alpro, and Provamel, and growth in our business has resulted primarily from the strength of these products. To succeed in promoting and enhancing brand value, we need to meet and exceed consumers’ expectations for high-quality and innovative products. Our brand value could diminish significantly if, for example, consumers believe that we have acted in an irresponsible manner, there is adverse publicity about our products (whether or not valid), we are required to recall our products, we fail to maintain the quality of our products, our products fail to deliver consistently positive consumer experiences, or our products are not available. The growing use of social and digital media by consumers, us and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about WhiteWave, our brands or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our sales and profits could be negatively impacted.

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

Our financial success depends on our ability to successfully predict changes in consumer preferences and develop successful new products in response.
Consumer preferences evolve over time and the success of our food and beverage products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences and address their concerns. Recent trends in consumer preferences that may impact us include:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, fiber or calorie content;

•
concerns about obesity and the health effects of specific ingredients and nutrients, such as sugar and other sweeteners, GMO ingredients, gluten, dairy, soybeans, nuts, oils, vitamins, fiber and minerals; and

•	increasing awareness of the environmental and social effects of product production.
The development and introduction of new products could require substantial R&D and other expenditures, including capital investment and marketing and slotting costs. If our products fail to meet consumer preferences, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits through product innovations and extensions will be less successful.
We are subject to the risk of product contamination and product liability claims, which could harm our reputation, force us to recall products and incur substantial costs.
We may be liable if the consumption of any of our products causes injury, illness or death to consumers. In addition, we may need to recall some of our products if we discover tampering by unauthorized parties; mislabeling; cross contamination of ingredients that are allergens; or product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health, and safety requirements. A significant product liability judgment or a widespread product recall may negatively impact our sales and profitability due to the costs of the recall, the destruction of product inventory, product availability, competitive reaction, customer reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury, illness or death could adversely affect our reputation.

We have issued recalls of our food products from time to time. For example, in the fall of 2006 and prior to our acquisition of the business, a third party recalled certain packaged fresh spinach sold to Earthbound Farm and others due to contamination by E. coli O157:H7. Although Earthbound Farm maintained insurance to cover recall losses, the insurance did not cover all losses incurred by this event and the company paid a significant insurance deductible before receiving insurance proceeds and exposure for losses in excess of insurance coverage limits. In addition, we have, from time to time, issued voluntarily recalls for isolated production runs because products may have been placed in incorrect packaging and, as a result, may have contained undeclared allergens that could create allergic reactions for consumers who have an allergy or sensitivity to those allergens.

Our product advertising also could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. For example, we were previously named in putative class action mislabeling complaints generally alleging that we lacked scientific substantiation for certain product claims related to our Horizon Organic products supplemented with DHA Omega-3. Claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. In addition, we have agreed with certain customers to provide defense and indemnification for certain types of these claims. Even if a product liability, consumer fraud, or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.

We may not be able to successfully complete and integrate strategic acquisitions or establish and operate joint ventures.
One of our strategic growth initiatives is to continue to grow our business through the acquisition of new brands and the establishment of joint ventures in the United States and globally. We cannot be certain that we will successfully be able to:

•
identify suitable acquisition candidates or joint venture partners and accurately assess their value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability;

•	negotiate acquisitions and joint ventures on terms acceptable to us, and secure regulatory clearance to complete such transactions; and/or

•
achieve or sustain the desired tax results, particularly in foreign jurisdictions, that could ultimately impact the overall cost of the acquisition or the ultimate after tax profitability expected from the acquisition;

•	integrate any acquisitions that we complete.
Our acquisition activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from existing businesses, difficulties integrating personnel and financial and other systems, inability to promptly implement effective control environment processes, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the sellers. Any of these factors could affect our sales, results of operations and financial condition. In addition, the acquired businesses or joint ventures may not achieve the level of sales or profitability that justify our investment in them, and an acquired business may have unidentified liabilities for which we, as a successor owner, may be responsible. We may be required to write down our investment if the business fails to achieve our financial expectations.

Failure to maintain sufficient internal production capacity or to enter into third-party agreements on terms that are beneficial for us may result in our inability to meet customer demand and/or increase our operating costs and capital expenditures.
We rely on internal production resources and third-party co-packers to fulfill our growing production needs. Certain of our production facilities are operating at high rates of utilization, and we may need to expand our production facilities or increase our reliance on third parties to provide production and supply services, commonly referred to as “co-packing” agreements, for a number of our products. A failure by us or our co-packers to comply with food safety, environmental, or other laws and regulations may disrupt our supply of products. In addition, we have experienced, and may experience, increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we need to enter into additional co-packing, warehousing or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third party providers or enter into agreements on satisfactory terms or at all. In addition, we may need to expand our internal capacity, which could increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient production, warehousing and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

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
We rely on IT networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including order management, manufacturing, warehousing and logistics, and to comply with regulatory, legal and tax requirements. We also depend on our IT infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers and suppliers around the world. These IT systems, some of which are hosted and/or supported by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant IT systems suffer severe or prolonged damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

Reduced availability of raw materials and other inputs, as well as increased costs for our raw materials and other inputs, could adversely affect us.
We depend heavily on raw materials and other inputs, such as conventional and organic raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, and organic salads, fruits and vegetables, to produce our products and also on commodities, such as packaging, utilities, natural gas, resin and petroleum-based products, to package and distribute our products. We generally source our raw materials from third-party suppliers, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as severe rains, floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our third-party suppliers and that are out of our control, such as problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, and reputation, could also impair our ability to obtain the raw materials and other inputs in the quantities we need and at economical prices. Over the past several years, we have experienced increased costs as a result of weather conditions and other events outside our and our suppliers’ control and this may continue given recent weather conditions. We do not fully hedge against changes in commodity prices, and the risk management procedures that we use may not always work as we intend (e.g., our hedged price could exceed the spot price on the date we actually take receipt of the commodity).

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
We are subject to the tax laws and regulations of various federal, state and local governments in the United States, as well as tax laws and regulations in numerous foreign jurisdictions, which could impact our business operations and our acquisition of businesses in those jurisdictions. The computation of our worldwide income tax expense is complex as it is based on the laws of various taxing jurisdictions and requires significant judgment in the application of rules governing accounting for tax provisions under U.S. GAAP. Future changes in domestic or international tax laws and regulations could adversely affect our income tax liabilities. Recent developments, including the European Commission’s investigations of the tax authorities in certain European countries regarding whether decisions made by these tax authorities comply with European Union rules on state aid, as well as the Organisation for Economic Co-operation and Development’s project on Base Erosion and Profit Shifting, may result in changes to long-standing tax principles.  Any such changes could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
Our largest customer, Wal-Mart Stores, Inc., and its subsidiaries, including Sam’s Club, accounted for 13.7% of our total net sales in 2015 and our top 10 customers, collectively, accounted for 48.7% of our total net sales in 2015. We have written agreements with some but not all of our customers, and the written agreements generally are terminable at will by the customer. The loss of any large customer, a material reduction in sales or a change in the mix of products we sell to a large customer for an extended period could negatively affect our sales and results of operations.

In addition, as the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through lower pricing and increased promotional programs. If we are unable to benefit from the strength of our brands, and our marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. In addition, our customers sometimes award contracts based on competitive bidding, which could result in lower profits for contracts we win and the loss of business for contracts we lose.

We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
We intend to grow our business by, among other things, introducing our brands and products into new, high-growth regions across the globe, including countries in which we currently do not operate. These regions may include less developed countries, which may be less politically, socially or economically stable and which may have less developed infrastructure and legal systems. In addition, it may be difficult for us to understand and accurately predict taste preferences and purchasing habits of consumers in these new geographic markets. Our inability to develop and offer products that appeal to local consumer preferences or to efficiently navigate the regulatory, distribution, personnel, technological and other differences in these new geographies, could have a material adverse effect on our profitability.

Our international operations subject us to business risks that could cause our revenue and profitability to decline.
Based upon current distribution, we estimate that our products are sold in over 50 countries worldwide. Sales to customers outside of the United States accounted for 18% and 19% of our total net sales in the years ended December 31, 2015 and 2014, respectively. In addition, we formed a joint venture in China that began producing and selling products in China at the end of 2014. Risks associated with our operations outside of the United States include:

•
interpretation of and compliance with legal and regulatory requirements in multiple jurisdictions that differ from those in the United States and change from time to time, such as tax, labor, and trade laws, food safety laws, antitrust and competition laws, and data privacy laws;

•	difficulties and costs associated with complying with U.S. laws and regulations, such as the Foreign Corrupt Practices Act, applicable to entities with overseas operations;

•	difficulties in managing, and additional financial investments required to manage, operations outside the U.S. and ensuring consistent compliance with company policies and procedures;

•	foreign currency exposures;

•	political, social and economic instability;

•	the imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	diminished protection of intellectual property in some countries.
If one or more of these business risks occur, our business and results of operations could be negatively affected.

Our operations face foreign currency exchange exposure that could materially negatively impact our operating results.
We hold assets, incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, primarily the Euro, the British pound, the Canadian dollar, the Mexican peso and the Chinese Renminbi ("CNY").  Because our financial statements are presented in U.S. dollars, we must translate our assets, liabilities, sales and expenses into U.S. dollars at the then-applicable exchange rates.  Consequently, changes in the value of the U.S. dollar versus these non-U.S. currencies may negatively affect the value of these items in our financial statements, even if their value has not changed in their original currency.  We may attempt to mitigate some of this risk with hedging and other activities; however our business nevertheless will remain subject to substantial foreign exchange risk from foreign currency translation exposure.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.
Agricultural products are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are quite common but difficult to predict. For example, much of the state of California is experiencing extreme drought, which could impact the availability and cost of our raw materials, including almonds and dairy inputs. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. These factors may result in lower sales volume and, in the case of farms we manage, increased costs due to expenditures for additional farming techniques, the repair of infrastructure and the replanting of damaged or destroyed crops. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of organic greens or other produce from other growers. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Disruption of our supply or distribution chains could adversely affect our business.
Our ability to make, move, and sell our products is critical to our success. Damage or disruption to our manufacturing, farming or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemic, strikes, government actions, the financial or operational instability of key suppliers, distributors, warehousing, and transportation providers, or other reasons could impair our ability to manufacture or sell our products. For example, the loss of any of our Europe Foods & Beverages segment’s third-party distributors for local representation in Europe could negatively affect our business. In addition, most of our organic salads, fruits and vegetables are processed in a single facility, and damage or disruption to this facility could impair our ability to process and sell those products. Disputes with significant suppliers or contract manufacturers, including disputes regarding pricing or performance, may also adversely affect our ability to manufacture and/or sell our products, as well as our business or financial results. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business or financial results.

Changes in our credit ratings may have a negative impact on our future financing costs or the availability of capital.

Some of our indebtedness is rated by Standard & Poor’s and Moody’s Investors Service, and there are a number of factors beyond our control that could impact these ratings. Our credit ratings are currently considered to be below “investment grade.” Although the interest rates on our existing indebtedness are not impacted by changes in our credit ratings, such ratings or any rating downgrades may impair our ability to raise additional capital in the future on terms that are acceptable to us, may cause the value of our securities to decline and may have other negative implications with respect to our business.

Economic downturns could limit consumer demand for our products and negatively affect our sales and profitability.
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

Our substantial debt and financial obligations could adversely affect our ability to operate our business and may limit our ability to incur additional debt.
As of January 31, 2016, we had approximately $2.2 billion of outstanding indebtedness. We also had additional borrowing capacity of approximately $834.1 million under our senior secured credit facilities, and our senior secured credit facilities allow us, as borrower, to add one or more incremental term loan facilities and/or increase the commitments under the revolving credit facility in an aggregate principal amount of up to $500 million, subject to the satisfaction of certain conditions.
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
If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing spending on marketing, retail trade incentives, advertising and product innovation, reducing financing in the future for working capital, capital expenditures and general corporate purposes, or otherwise dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness.

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
As of January 2016, approximately 25% of our employees were covered by collective bargaining agreements or works council representation. Our collective bargaining agreements are scheduled to expire at various times over the next five years. A strike, work slowdown, or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

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
Our business operations are subject to numerous requirements in the United States, the European Union, and China relating to the protection of the environment and health and safety matters, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the National Organic Standards of the U.S. Department of Agriculture, as well as similar state and local statutes and regulations in the United States, and in each of the countries in which we do business. These laws and regulations govern, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. We could incur significant costs, including fines, penalties and other sanctions, cleanup costs, and third-party claims for property damage or personal injury as a result of the failure to comply with, or liabilities under, environmental, health, and safety requirements. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances, or curtail operations. These costs could negatively affect our results of operations and financial condition.

Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities abroad within the regulatory framework of the European Union and its members, Canada, China and Latin America. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. We are also subject to federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program (“NOP”), we rely on third parties to certify certain of our products and production locations as organic. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes and our products. For example, the FDA recently adopted final rules revising its food safety regulations by: (1) adding new preventive controls required by the Food Safety Modernization Act of 2011, and (2) updating and revising certain requirements in the existing current good manufacturing practice regulations. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Denver, Colorado in approximately 20,000 square feet of leased office space. With respect to our business segments: Americas Foods & Beverages is headquartered in Broomfield, Colorado (approximately 137,000 square feet of leased office space); Americas Fresh Foods is headquartered in Denver, Colorado (approximately 20,000 square feet of leased office space); and Europe Foods & Beverages is headquartered in Ghent, Belgium (approximately 32,300 square feet of leased office space).

We operate 14 production facilities worldwide, which we believe are well maintained and suitable to support our current business operations. Our production facilities are located in the following cities and support the indicated business segments. Unless otherwise indicated, we own each of the production facilities listed below.

Americas Foods & Beverages Facilities		Europe Foods & Beverages Facilities
Scottsdale, Arizona	Springfield, Oregon (leased)	Wevelgem, Belgium
American Canyon, California (leased)	DuBois, Pennsylvania	Issenheim, France
City of Industry, California	Pflugerville, Texas (leased)	Kettering, United Kingdom
Jacksonville, Florida	Dallas, Texas
Bridgeton, New Jersey	Mt. Crawford, Virginia

Americas Fresh Foods Facilities
San Juan Bautista, California
We also own one organic dairy farm located in Kennedyville, Maryland, which is used by Americas Foods & Beverages, and lease and operate one standalone R&D facility, located in Louisville, Colorado, which supports our Americas Foods & Beverages and Americas Fresh Foods businesses. Americas Fresh Foods also leases and operates an approximately 220,000 square foot storage and warehouse facility in Yuma, Arizona, and farms or purchases produce from third parties that farm approximately 35,000 crop acres of organic farmland in California, Arizona and Mexico.

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

Fiscal Year Ended December 31, 2015	High	Low
Fourth Quarter	$44.05	$36.23
Third Quarter	52.53	35.17
Second Quarter	50.52	42.85
First Quarter	45.51	32.37
Fiscal Year Ended December 31, 2014
Fourth Quarter	$38.64	$32.05
Third Quarter	38.12	29.42
Second Quarter	33.15	25.82
First Quarter	30.46	21.92
As of January 31, 2016, WhiteWave had 3,144 holders of record of its common stock. This figure does not include a substantially greater number of stockholders who are beneficial holders of our common stock in “street name” through banks, brokers, and other financial institutions that are the record holders.
We have not and do not currently intend to declare or pay any cash dividends on our common stock.
Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of December 31, 2015, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.
Performance Graph
The graph below compares the cumulative total stockholder return for the common stock of The WhiteWave Foods Company, the Standard and Poor’s 500 Consumer Staples Index ("S&P 500 Consumer Staples Index") and the Standard and Poor’s MidCap 400 Index (“S&P MidCap 400 Index”). The measurement points in the graph below are October 26, 2012 (the first trading day of our common stock on the New York Stock Exchange) and the last trading day of each fiscal year through December 31, 2015. The graph assumes that $100 was invested in WhiteWave common stock at the closing price of $16.75 on October 26, 2012 and in the S&P 500 Consumer Staples Index and the S&P MidCap 400 Index on October 26, 2012, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data
The WhiteWave Foods Company was incorporated on July 17, 2012 as a wholly-owned subsidiary of Dean Foods Company ("Dean Foods") to acquire the capital stock of WWF Operating Company (“WWF Opco”), a wholly-owned subsidiary of Dean Foods. Prior to our initial public offering, WWF Opco held substantially all of the historical assets and liabilities related to our business that we acquired pursuant to the contribution described below, and we had nominal assets and no liabilities, and conducted no operations. Prior to completion of our initial public offering on October 31, 2012, Dean Foods contributed all of the capital stock of WWF Opco to WhiteWave in exchange for 150,000,000 shares of Class B common stock.
The following table summarizes our consolidated financial data. We have derived the consolidated statement of income data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
Our historical consolidated financial statements for periods prior to the completion of our initial public offering were prepared on a stand-alone basis in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and derived from Dean Foods’ consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from Dean Foods. Therefore, our historical financial results prior to our initial public offering are not necessarily indicative of our results in any future period.

You should read the following consolidated financial data together with our audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Statement of Income Data:
Total net sales	$3,866,295	$3,436,605	$2,542,063	$2,289,438	$2,025,751
Loss in equity method investments	11,435	5,984	—	—	—
Income from continuing operations	168,393	140,185	99,041	112,514	114,334
Net income	168,393	140,185	99,041	114,973	90,845
Net (income) loss attributable to non-controlling interest	—	—	—	(1,279)	16,550
Net income attributable to The WhiteWave Foods Company	$168,393	$140,185	$99,041	$113,694	$107,395
Basic earnings per common share(1):
Income from continuing operations	$0.96	$0.81	$0.57	$0.73	$0.76
Net discontinued operations	—	—	—	0.01	(0.04)
Net income attributable to The WhiteWave Foods Company	$0.96	$0.81	$0.57	$0.74	$0.72
Diluted earnings per common share(1):
Income from continuing operations	$0.94	$0.79	$0.57	$0.73	$0.76
Net discontinued operations	—	—	—	0.01	(0.04)
Net income attributable to The WhiteWave Foods Company	$0.94	$0.79	$0.57	$0.74	$0.72
Weighted average common shares:
Basic	175,511,811	174,013,700	173,120,689	153,770,492	150,000,000
Diluted	180,084,949	177,949,916	174,581,468	153,770,497	150,000,000
Balance Sheet Data:
Total assets(3)(4)	$4,228,869	$3,319,067	$2,247,018	$2,134,993	$2,097,491
Total debt(2)(3)	2,130,389	1,493,364	653,046	768,548	455,543
Other non-current liabilities(4)	334,816	278,956	261,133	273,946	264,012
Total equity	1,210,908	1,076,487	961,439	784,956	1,140,686
___________________________

(1)
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. For all periods prior to completion of our initial public offering, the same number of shares is being used for basic and diluted earnings per share as no WhiteWave common stock or equity awards were outstanding. 387,325 anti-dilutive options and 4,872 anti-diluted RSUs were excluded from the calculation for the year ended December 31, 2015. 3,599 anti-dilutive options and 1,344 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2014. 4,045,309 anti-dilutive options and 10 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2013. 2,445,327 anti-dilutive options and 666,999 anti-dilutive RSUs were excluded from the calculation for the year ended December 31, 2012.

(2)
We were allocated $440.3 million from the Dean Foods senior secured credit facility on July 2, 2009 to fund our acquisition of Alpro. Prior to completion of our initial public offering, interest expense had been allocated based on the historical interest rates of the Dean Foods senior secured credit facility. In connection with our initial public offering, the allocated portion of the Dean Foods senior secured credit facility was settled as a contribution to our capital from Dean Foods. On October 31, 2012, in connection with our initial public offering, we incurred approximately $885.0 million in new indebtedness and subsequently repaid approximately $86.0 million under the revolving credit facility with these proceeds. Further, prior years have been adjusted for the adoption of Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2015-03.

(3)
As a result of the adoption of ASU 2015-03 on December 31, 2015, total assets and total debt have been adjusted by $23.6 million, $9.6 million, $12.0 million, and $0.6 million for 2014, 2013, 2012 and 2011, respectively.

(4)
As a result of the adoption of ASU 2015-17 on December 31, 2015, total assets and other non-current liabilities have been adjusted by $30.2 million, $26.6 million, $21.0 million, and $10.6 million for 2014, 2013, 2012 and 2011, respectively.

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
Overview of the Business
We are a leading consumer packaged food and beverage company that manufactures, markets, distributes, and sells branded plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic salads, fruits and vegetables throughout North America and Europe. We also hold a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. We are focused on providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly-produced products. Our widely-recognized, leading brands distributed in North America include Silk, So Delicious and Vega plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic and Wallaby premium dairy products and branded macaroni and cheese and snack foods, and Earthbound Farm organic salads, fruits and vegetables. Our popular plant-based foods and beverages brands in Europe include Alpro and Provamel, and our plant-based beverages in China are sold under the Silk ZhiPuMoFang brand.
We sell our products primarily across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, health food stores and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. We sell our products primarily through our direct sales force, independent brokers, regional brokers and distributors.
We have an extensive production and supply chain footprint and we utilize 11 production facilities and also rely on third-party co-packers to fulfill our manufacturing needs in the U.S. In Europe, we have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain, and we also utilize third-party co-packers. Furthermore, we utilize a broad commercial partner network to access certain markets in Europe, in addition to our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands.
Factors Affecting Our Business and Results of Operations
The following trends have impacted our sales and operating income over the past three years and we believe that they will continue to be factors affecting our business and results of operations in the future:
Acquisitions
We have grown and intend to continue to grow our business in part by acquiring new brands and businesses, both in the United States and globally. Acquisitions allow us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations. In 2014, we completed the acquisitions of Earthbound Farm and So Delicious, and entered into a joint venture with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. In 2015, we completed the Magicow, Vega and Wallaby acquisitions.
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
Manufacturing and Warehousing Capacity Constraints

Our volume growth has exerted and continues to exert pressure on our internal plant and warehousing capacity across all segments. In response, we have historically relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, capacity constraints sometimes create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. We have and are increasing internal capacity and will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements.

Reportable Segments
In 2015, our business is organized into three operating and reportable segments, Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages, based on our go-to-markets strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our CEO, monitors operating performance, allocates resources, and deploys capital. In 2016, as a result of management changes announced in the fourth quarter of 2015, we expect to report the business operations of the Americas Fresh Foods segment within our Americas Foods & Beverages segment.
Matters Affecting Comparability
Our results of operations for the years ended December 31, 2015, 2014, and 2013 were affected by the following:
Corporate Costs
Prior to the completion of our initial public offering, Dean Foods provided certain corporate services to us, and costs associated with these functions were allocated to us until 2014. These allocations include costs related to corporate services, such as executive management, supply chain, information technology, legal, finance and accounting, investor relations, human resources, risk management, tax, treasury, and other services, as well as related stock-based compensation expense. The costs of such services were allocated to us based on the most relevant allocation method to the service provided, primarily based on relative percentage of total net sales, relative percentage of headcount, or specific identification. Such direct costs also included certain non-recurring transitional costs of $0.9 million and $6.8 million incurred in the years ended December 31, 2014 and 2013, respectively to establish our own stand-alone corporate functions.
Foreign Exchange Movements
Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our primary exposures to foreign exchange rates are the Euro, British Pound, Canadian Dollar, the Mexican peso and the Chinese Renminbi ("CNY") against the U.S. dollar. The financial statements of our Europe Foods & Beverages segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, income and expense items are translated at the average rates prevailing during the applicable period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses and are recorded in general and administrative expenses in the consolidated statements of income.

Acquisition of So Delicious
On October 31, 2014, the Company acquired the company that owns So Delicious Dairy Free ("So Delicious"). The acquisition added to our focus on high-growth product categories that are aligned with emerging customer trends particularly in the plant-based food and beverage category. The total purchase price for the acquisition was approximately $196.6 million in cash. In connection with the acquisition of So Delicious, we incurred $5.3 million in expenses for the year ended December 31,

2014 related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. So Delicious is reported within the Americas Foods & Beverages segment.

Acquisition of EIEIO
On May 29, 2015, the Company acquired substantially all of the assets and liabilities of EIEIO, Inc. the company that owns the Magicow ("Magicow") brand and other brands for $40.2 million in cash. Magicow, which is based outside of Austin, Texas manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings. The acquisition of Magicow expands our portfolio of bulk coffee creamer and flavor dispensing products and provides new product capabilities to support growth in our away-from-home channel. In connection with the acquisition of Magicow, we incurred $0.3 million in expenses for the year ended December 31, 2015, respectively, related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Magicow's results of operations have been included within the Americas Foods & Beverages segment from the date of acquisition.

Acquisition of Vega
On August 1, 2015, we acquired Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") and is a pioneer and leader in plant-based nutrition products, primarily powdered shakes and snack bars. This acquisition extends our plant-based foods and beverages platform into nutritional powders and bars, and provides additional innovation opportunities. The total purchase price for the acquisition was approximately $553.6 million in cash funded by borrowings under our credit facility, subject to post-closing working capital adjustments and indemnification claims. In connection with the acquisition of Vega, we incurred $7.4 million in expenses for the year ended December 31, 2015, respectively, related to due diligence, investment advisors and regulatory matters. These expenses were recorded in general and administrative expenses in our consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Vega's results of operations have been included within the Americas Foods & Beverages segment from the date of acquisition.

Acquisition of Wallaby

On August 30, 2015, we completed the acquisition of Wallaby Yogurt Company, Inc. for approximately $122.3 million in cash. We funded this acquisition with borrowings under our existing credit facility. Founded in 1994 and based in American Canyon, California, Wallaby is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages. The addition of Wallaby strengthens and expands our growing yogurt portfolio and provides entry into several fast-growing yogurt categories. The acquisition also provides us with additional West Coast based manufacturing capabilities and further expansion and growth opportunities. In connection with the acquisition of Wallaby, we incurred $2.1 million in expenses for the year ended December 31, 2015, related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Wallaby's results of operations have been included within the Americas Foods & Beverages segment from the date of acquisition.
Results of Operations
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales.

	Year Ended December 31,
	2015		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,866.3		$3,436.6		$2,503.5
Net sales to related parties	—		—		37.1
Transitional sales fees	—		—		1.5
Total net sales	3,866.3	100.0%	3,436.6	100.0%	2,542.1	100.0%
Cost of sales	2,543.0	65.8%	2,283.4	66.4%	1,634.7	64.3%
Gross profit(1)	1,323.3	34.2%	1,153.2	33.6%	907.4	35.7%
Operating expenses
Selling, distribution and marketing	705.9	18.2%	621.9	18.1%	528.3	20.8%
General and administrative	285.2	7.4%	265.7	7.7%	197.5	7.8%
Asset disposal and exit costs	—	0.0%	(1.1)	0.0%	24.2	0.9%
Total operating expenses	991.1	25.6%	886.5	25.8%	750.0	29.5%
Operating income	332.2	8.6%	266.7	7.8%	157.4	6.2%
Interest and other expenses, net	64.5		42.2		14.2
Income tax expense	87.9		78.3		44.2
Loss in equity method investments	11.4		6.0		—
Net income	$168.4		$140.2		$99.0
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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below.

	Year Ended December 31,
	2015	2014	$ Increase (decrease)	% Increase (decrease)
	(Dollars in millions)
Americas Foods & Beverages	$2,767.8	$2,350.8	$417.0	17.7%
Americas Fresh Foods	565.9	575.3	(9.4)	(1.6)%
Europe Foods & Beverages	532.6	510.5	22.1	4.3%
Total	$3,866.3	$3,436.6	$429.7	12.5%
The change in total net sales was due to the following:

	Change in net sales 2015 vs. 2014
	Acquisitions	Volume	Pricing and product mix changes	Total increase (decrease)
	(Dollars in millions)
Americas Foods & Beverages	$201.2	$137.6	$78.2	$417.0
Americas Fresh Foods	—	(6.6)	(2.8)	(9.4)
Europe Foods & Beverages	—	98.6	(76.5)	22.1
Total	$201.2	$229.6	$(1.1)	$429.7
Total net sales - Consolidated total net sales increased $429.7 million, or 12.5%, in 2015 compared to the prior year. This increase was driven by volume growth in both the Americas Foods & Beverages and Europe Foods & Beverages segments, partially offset by a slight decline in sales in Americas Fresh Foods as we experienced some sales disruptions from the fourth quarter implementation of SAP, along with lower fruit sales throughout the majority of the year driven by the discontinuation of certain supplier agreements. The acquisitions of So Delicious in the fourth quarter of 2014, and the 2015 acquisitions of Magicow, Wallaby, and Vega also made significant contributions to growth. These acquisitions contributed 5.9 percentage points of growth. The increase was partially offset by an unfavorable currency impact of 2.8 percentage points primarily driven by the stronger dollar relative to the Euro, significantly impacting our Europe Foods & Beverages reported net sales, but also due to the weakening of the Canadian dollar.
Cost of sales - Cost of sales increased $259.6 million, or 11.4%, in 2015 compared to the prior year. The increase was primarily driven by higher sales volumes including the impact of acquisitions, partially offset by approximately $55.8 million of foreign currency translation. Transition costs related to the SAP implementation at Americas Fresh Foods accounted for $11.7 million of the increase.
Gross profit - Gross profit margin increased to 34.2% in 2015 from 33.6% in the prior year. The increase was principally driven by a favorable mix of products sold.
Operating expenses - Total operating expenses increased $104.6 million, or 11.8%, in 2015 compared to the prior year. The increase was partially offset by the impact of currency translation.
Selling, distribution and marketing costs increased $84.0 million, or 13.5%, driven by an increase in distribution costs linked to higher sales volume, including the impact of acquisitions, along with higher marketing expenses.
General and administrative expenses increased $19.5 million, or 7.3%, in 2015 due principally to higher employee related costs, including incentive based compensation, and the impact of acquisitions. In addition, we incurred $3.1 million related to the implementation of SAP at Americas Fresh Foods, $3.7 million associated with the integration of So Delicious, and $9.8 million related to the acquisitions of Magicow, Wallaby and Vega. This was partially offset by a $7.9 million gain on the negotiated purchase price settlement of the Earthbound Farm acquisition that occurred after the purchase price allocation period was closed. By comparison, $12.1 million of transaction costs associated with the acquisitions of Earthbound Farm and So Delicious were recorded in 2014. In 2015, we incurred $3.7 million of corporate expense related to management of our joint venture investment in China, compared to $5.7 million in 2014.
Interest and other expense, net - Interest and other expense, net for the year ended December 31, 2015 increased $22.3 million. The increase was related to higher levels of debt outstanding in 2015, primarily due to the acquisition of So Delicious in the fourth quarter of 2014, along with the acquisition of Magicow in the second quarter of 2015 and the third quarter 2015 Vega and Wallaby acquisitions, as well as continued capital expenditures. In addition, we incurred a higher weighted average interest rate on our indebtedness in 2015 due to the issuance of $500.0 million senior unsecured notes on September 17, 2014. For the year ended December 31, 2015, we incurred expense of $5.5 million related to mark to market losses on our interest rate swaps, compared to a $5.3 million expense for the same period in 2014. Partially offsetting the increase in expense was in increase of $3.4 million in annual interest rebates we received in 2015 on certain loans outstanding, as compared to prior year.
Income taxes - Income tax expense was $87.9 million in 2015 and recorded at an effective tax rate of 32.8%. Comparatively, income tax expense was $78.3 million in 2014 and recorded at an effective tax rate of 34.9%. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. The 2015 effective tax rate was lower than the prior year primarily as a result of the completion of our 2014 tax returns that reflected favorable adjustments related to certain federal tax deductions and credits.

Loss in equity method investments - Our share of the losses related to the new China joint venture with Mengniu was $10.7 million and $6.0 million in 2015 and 2014, respectively. This increase was due to the China joint venture beginning operations in late 2014. Our share of the loss related to our other equity investment was $0.7 million for the year ended December 31, 2015, compared to $nil million in 2014.
Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results:

	Year Ended December 31,
	2015		2014		$ Change	% Change
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Total net sales	$2,767.8	100.0%	$2,350.8	100.0%	$417.0	17.7%
Cost of sales	1,768.6	63.9%	1,521.9	64.7%	246.7	16.2%
Gross profit	999.2	36.1%	828.9	35.3%	170.3	20.5%
Operating expenses	665.3	24.0%	564.7	24.0%	100.6	17.8%
Operating income	$333.9	12.1%	$264.2	11.3%	$69.7	26.4%
 Total net sales - Total net sales increased $417.0 million, or 17.7%, in 2015 compared to the prior year. This increase was driven by volume growth, including the acquisitions of So Delicious, Wallaby, Vega and Magicow, as well as increased pricing, primarily on the premium dairy platform. Acquisitions contributed $201.2 million in growth for the year ended December 31, 2015. These increases were partially offset by an unfavorable impact of currency translation of $13.3 million, driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso. The currency impact was most significant in the plant-based beverages platform and, to a lesser extent, the coffee creamers and beverages platform.
Net sales in the plant-based foods and beverages platform increased 28.5%. The acquisitions of So Delicious and Vega contributed approximately 21.4 points of growth, while currency translation had a modestly unfavorable impact. Net sales also continue to benefit from our nut-based beverages, including almond and cashew products, which collectively increased net sales by $59.8 million for the year ended December 31, 2015. This increase was partially offset by a decline in soy beverage products which reduced sales by $20.5 million.
Net sales in the coffee creamers and beverages platform increased 10.0%. The performance was driven by higher volumes including the acquisitions of Magicow and So Delicious creamers and the impact of price increases implemented in 2014 on dairy based creamers. Acquisitions contributed a combined 2.8 points of growth, while currency translation had a modestly unfavorable impact.
The premium dairy platform growth of 17.7% was principally driven by higher pricing taken to offset the impact of the rising cost of organic milk. In addition, the acquisition of Wallaby in August of 2015 contributed 3.2 points of growth. Volume growth was modest and was driven by increases in center store products (snacks and macaroni and cheese) and other dairy.
Cost of sales - Cost of sales increased $246.7 million, or 16.2%, in 2015 compared to 2014. The increase was driven by the impact of acquisitions and volume increases in the Company's historical platforms, as well as higher commodity costs, particularly almonds and organic dairy inputs.
Gross profit - Gross profit margin increased 80 basis points to 36.1% for 2015 compared to 35.3% for 2014. The increase was driven by a favorable product mix, partially offset by the impact of a strengthening U.S. dollar relative to the Canadian dollar and the Mexican peso, which reduced gross margin by 30 basis points.

Operating expenses - Operating expenses increased $100.6 million, or 17.8% in 2015 versus 2014. This increase was principally due to the acquisitions of So Delicious, Vega and Wallaby, but was also driven by higher marketing investments in our brands, higher distribution costs linked to higher sales volumes and higher employee related costs. We also incurred higher transition costs related to acquisitions of $7.8 million for the year ended December 31, 2015 as compared to $0.8 million for the year ended December 31, 2014.

Americas Fresh Foods Segment Results
The following table presents certain financial information concerning our Americas Fresh Foods segment’s financial results:

	Year Ended December 31,
	2015		2014		$ Change	% Change
	Dollars	Percent	Dollars	Percent
		(Dollars in millions)
Net sales	$565.9	100.0%	$575.3	100.0%	$(9.4)	(1.6)%
Cost of sales	475.7	84.1%	469.9	81.7%	5.8	1.2%
Gross profit	90.2	15.9%	105.4	18.3%	(15.2)	(14.4)%
Operating expenses	64.8	11.5%	57.7	10.0%	7.1	12.3%
Operating income	$25.4	4.4%	$47.7	8.3%	$(22.3)	(46.8)%
Net sales - Total net sales decreased $9.4 million, or 1.6%, for the year ended December 31, 2015 compared to 2014. The decrease was principally due to a disruption of sales related to warehouse and shipping constraints incurred during the implementation of SAP in the fourth quarter, and a decline in fresh fruits as we exited certain lower margin fresh fruit agreements during the year. The sales disruptions driven by our SAP implementation resulted in lower customer service levels due to our constrained ability to fulfill orders and a reduction in our points of distribution during the fourth quarter. During the first half of 2016, we expect sales growth to continue to be impacted as we work to regain lost points of distribution and we also expect higher costs to persist at least until our new, larger warehouse, which is scheduled to become fully operational in the second quarter of 2016.
Cost of sales - Cost of sales increased $5.8 million, or 1.2%, for the year compared to 2014 primarily driven by transition costs related to the SAP implementation, partially offset by lower volumes. The SAP implementation costs were $11.7 million for the year ending December 31, 2015 and included higher warehousing costs, both internal and external, as well as higher finished goods and raw inventory obsolescence and higher farming costs driven by an increase in disposed crops.
Gross profit - Gross profit margin decreased to 15.9% for the year compared to 18.3% for 2014. This decrease was principally driven by the incremental costs associated with our SAP implementation and lower cost absorption related to reduced volumes.

Operating expenses - Operating expenses increased $7.1 million, or 12.3%, for the year ended December 31, 2015 compared to 2014. The increase was driven by higher marketing costs and investments in capability building including the transition to the Company's SAP systems, which was implemented in the fourth quarter.
Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results:

	Year Ended December 31,
	2015		2014		$ Change	% Change
	Dollars	Percent	Dollars	Percent
		(Dollars in millions)
Net sales	$532.6	100.0%	$510.5	100.0%	$22.1	4.3%
Cost of sales	298.8	56.1%	291.7	57.1%	7.1	2.4%
Gross profit	233.8	43.9%	218.8	42.9%	15.0	6.9%
Operating expenses	166.3	31.2%	166.1	32.5%	0.2	0.1%
Operating income	$67.5	12.7%	$52.7	10.4%	$14.8	28.1%
Net sales - Net sales increased $22.1 million, or 4.3%, for the year ended December 31, 2015 compared to 2014. The increase was driven principally by continued strong volume growth, led by nut-based and soy beverages, as well as strong growth in our plant-based yogurts, substantially offset by unfavorable foreign currency translation, which reduced net sales by 16.4 percentage points. Volume growth continues to by broad-based across our European markets.

Cost of sales - Cost of sales increased $7.1 million, or 2.4%, for the year compared to 2014 driven by higher sales volumes, substantially offset by foreign currency translation. Foreign currency translation reduced cost of sales by $55.8 million. Manufacturing and warehousing costs also increased as our internal capacity continues to be constrained by our strong volume growth which has caused us to increase our utilization of third-party co-manufacturers and warehouses. We expect to continue to increase our utilization of such third parties while we invest to expand our internal manufacturing and warehousing capabilities during 2016.
Gross profit - Gross profit margin increased to 43.9% for the year compared to 42.9% for 2014, driven by a favorable foreign currency translation, more than offsetting higher production and warehousing costs.

Operating expenses - Operating expenses increased $0.2 million, or 0.1%, for the year ended December 31, 2015 compared to 2014. The increase was driven by higher distribution costs, principally due to our volume growth, along with higher marketing investments and general and administrative expenses as we continue to invest behind our brands and infrastructure. These increases were substantially offset by a $27.4 million favorable impact of currency translation.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below.

	Year Ended December 31,
	2014	2013	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$2,350.8	$2,124.0	$226.8	10.7%
Americas Fresh Foods	575.3	—	575.3	n/m
Europe Foods & Beverages	510.5	418.1	92.4	22.1%
Total	$3,436.6	$2,542.1	$894.5	35.2%
The change in total net sales was due to the following:

		Change in Net Sales 2014 vs. 2013
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase
		(In millions)
Americas Foods & Beverages	$22.7	$142.3	$61.8	$226.8
Americas Fresh Foods	575.3	—	—	575.3
Europe Foods & Beverages	—	91.0	1.4	92.4
Total	$598.0	$233.3	$63.2	$894.5
Total net sales - Consolidated total net sales increased $894.5 million, or 35.2%, in 2014 compared to the prior year. This increase was principally due to the Earthbound Farm and So Delicious acquisitions which contributed $575.3 million and $22.7 million, respectively, in net sales for the year. In addition, the total increase in net sales was driven by strong volume growth, particularly in our global plant-based beverage platforms and our coffee creamers and beverages platform in the Americas. Net sales were also favorably impacted by price increases across all platforms in the Americas Foods & Beverages segment.
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
Income taxes - Income tax expense was $78.3 million in 2014 and recorded at an effective tax rate of 34.9%. Comparatively, income tax expense was $44.2 million in 2013 and recorded at an effective tax rate of 30.9%. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our segments. The 2014 effective tax rate was higher than the prior year due, in part, to an increase in non-deductible transaction costs. In addition, during 2013, we recorded a decrease in tax expense related to the settlement of tax examinations and expiration of statutes of limitations, as well as a decrease in deferred tax liabilities related to the reduction in the U.K. statutory tax rate.
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
Cost of sales - Cost of sales increased $135.6 million, or 9.8%, in 2014 compared to 2013. This increase was principally driven by volume growth, along with the impact of higher commodity costs, particularly conventional and organic dairy inputs, and almonds. Cost of sales also increased due to the inclusion of the So Delicious acquisition in the fourth quarter.
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
Cost of sales - Cost of sales increased $43.4 million, or 17.5%, for the year compared to 2013 driven by higher sales volumes.
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
Liquidity and Capital Resources
Debt Facilities

As of January 31, 2016, we had outstanding borrowings of $1.66 billion under our $2.5 billion senior secured credit facilities, which consisted of $1.5 billion of term loan borrowings and $158.3 million borrowed under our $1.0 billion revolving credit facility commitment.  We further had $7.6 million in outstanding letters of credit issued under our revolving credit facility.  We had the ability to incur up to a maximum of approximately $536 million of additional indebtedness as governed by the current financial covenants under our senior secured credit facility, assuming such proceeds are not utilized to acquire additional businesses or operations.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries, and are guaranteed by our material domestic subsidiaries. As of January 31, 2016, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 2.00% per annum for the $1.0 billion revolving commitment and the $750.0 million currently outstanding on the term loan A-1 facility and LIBOR plus 2.25% per annum for the $750.0 million currently outstanding on the term loan A-2 facility.
Alpro maintains a revolving credit facility not to exceed €30.0 million ($32.8 million USD) or its currency equivalent. The facility is unsecured and guaranteed by The WhiteWave Foods Company. The Alpro revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit ($32.8 million USD) or its currency equivalent. At December 31, 2015 and 2014, Alpro did not have any outstanding borrowings. Any borrowings under the subsidiary revolving credit facility are due upon maturity on June 29, 2016.
On August 27, 2015, Vega entered into an uncommitted revolving credit facility not to exceed $10.0 million CAD ($7.2 million USD). The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Vega and currently bears interest at a rate of 3.70%. At December 31, 2015, there was $7.1 million CAD ($5.1 million USD) outstanding in borrowings under the facility.
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
As of December 31, 2015, $36.3 million of our total cash and cash equivalents was in foreign locations. We currently anticipate permanently reinvesting our foreign earnings outside the U.S. See Note 8 "Income Taxes."
Capital Resources
For 2016, we expect to invest a total of approximately $325 million to $350 million in capital expenditures primarily to continue to increase manufacturing and warehousing capacity to support our growth. We expect net cash interest to be approximately $67 million to $72 million based upon expected debt levels and current forward interest rates under our senior secured credit facilities, which excludes amortization of deferred financing fees of approximately $4.0 million. We also expect cash payments on our interest rate swaps to be approximately $15.2 million based on the notional amounts of the swaps and the forward LIBOR curve as of December 31, 2015. We anticipate that cash flows from operations and additional borrowing capacity under our senior secured credit facilities will be sufficient to meet our liquidity requirements for the foreseeable future.
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
Historical Cash Flow
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2015	2014	Change
	(In millions)
Net cash flows from:
Operating activities	$315.3	$284.6	$30.7
Investing activities	(957.5)	(1,140.6)	183.1
Financing activities	635.9	813.2	(177.3)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(8.1)	2.7
Net decrease in cash and cash equivalents	$(11.6)	$(50.9)	$39.2
Operating Activities

Net cash provided by operating activities was $315.3 million for the year ended December 31, 2015 compared to $284.6 million for the year ended December 31, 2014. The higher level of cash provided by operating activities was primarily due to higher net income. In addition, we experienced a favorable net change in operating assets and liabilities. Driving the favorability was a greater accounts payable change due to the timing of cash disbursements along with a favorable change in income taxes payable due to timing of the 2014 settlement with Dean Foods on the joint 2013 tax return. These increases were offset by an unfavorable change in accounts receivable and an increase in inventories to support growth.
Investing Activities
Net cash used in investing activities was $957.5 million for the year ended December 31, 2015 compared to net cash used in investing activities of $1,140.6 million for the year ended December 31, 2014. The change was primarily driven by the acquisitions of Vega, Wallaby and Magicow for $716.1 million in aggregate in 2015 as compared to the purchases of Earthbound Farm and So Delicious for an aggregate $798.4 million in 2014. In addition, capital expenditures were $40.6 million lower in 2015 as compared to 2014.
Financing Activities
Net cash provided by financing activities was $635.9 million for the year ended December 31, 2015 compared to net cash provided of $813.2 million for the year ended December 31, 2014. The decrease was principally due to a reduced amount of cash utilized in investing activities as a result of lower payments for acquisitions, investments and property, plant and equipment in 2015 as compared to 2014.
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
Operating Activities
Net cash provided by operating activities was $284.6 million for the year ended December 31, 2014 compared to $184.9 million for the year ended December 31, 2013. The higher level of cash provided by operating activities was primarily due to higher net income, despite significantly higher levels of depreciation and amortization. The net change in operating assets and liabilities was comparable to the prior year, driven by significantly lower growth in receivables as a result of improved timing of receivables collection, partially offset by a more significant increase in inventories in 2014. The net change in liabilities was relatively comparable between years.
Investing Activities
Net cash used in investing activities was $1,140.6 million for the year ended December 31, 2014 compared to net cash used in investing activities of $39.4 million for the year ended December 31, 2013. The change was primarily driven by the acquisitions of Earthbound Farm and So Delicious for $798.4 million in aggregate, and to a lesser extent, by a $160.6 million increase in capital expenditures in 2014 primarily to support growth in our manufacturing and warehousing capacity. In addition, we contributed $50.3 million into equity method investments in 2014, principally consisting of our joint venture in China. In 2013, we received $92.4 million in proceeds related to the disposition of certain fixed assets.
Financing Activities

Net cash provided by financing activities was $813.2 million for the year ended December 31, 2014 compared to net cash used of $117.0 million for the year ended December 31, 2013. The increase was principally driven by $615.0 million of new borrowings related to the Earthbound Farm acquisition and the issuance of $500.0 million of senior unsecured notes, partially offset by debt repayments and the payment of deferred financing costs.
Contractual Obligations and Other Long-Term Liabilities
In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease, and other contractual obligations at December 31, 2015.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Senior secured credit facilities(1)	$1,627,000	$45,000	$90,000	$779,500	$712,500
Senior unsecured notes	500,000	—	—	—	500,000
Unsecured revolving credit facilities	5,133	5,034	—	—	99
Purchase obligations(2)	1,561,131	727,427	721,513	109,786	2,405
Operating leases(3)	90,726	22,270	29,569	14,477	24,410
Capital leases	21,635	1,415	2,849	2,530	14,841
Benefit payments(4)	15,311	224	277	2,059	12,751
Interest payments(5)	454,529	100,836	144,876	128,144	80,673
Total(6)	$4,275,465	$902,206	$989,084	$1,036,496	$1,347,679
___________________________

(1)	Includes the amended term loans A-1 and A-2.

(2)
Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including soybeans and organic raw milk and also raw materials in our distribution process including diesel fuel. We enter into these contracts from time to time to ensure a sufficient supply of raw materials and manage risk. This also represents contractual obligations to purchase various services that are part of our production process.

(3)
Represents future minimum lease payments under non-cancelable operating leases related to our distribution fleet, corporate offices, and certain of our manufacturing and distribution facilities. See Note 14 to our audited consolidated financial statements for more detail about our lease obligations.

(4)
Represents expected future benefit obligations of $15.3 million related to the Company sponsored pension plans in Europe. In addition to our Company-sponsored plans, we participate in one multiemployer defined benefit pension plan. The cost of this plan is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $1.8 million, $1.8 million and $1.7 million during the years ended December 31, 2015, 2014, and 2013, respectively; however, the future cost of the multiemployer plan is dependent upon a number of factors, including the funded status of the plan, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in this plan. Because the amount of future contributions we would be contractually obligated to make pursuant to this plan cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 13 to our audited consolidated financial statements.

(5)
Includes expected cash payments of $12.6 million on our commodities hedges at December 31, 2015, $18.4 million on our interest rate swaps based on the notional amounts of the swaps and the forward LIBOR curve at December 31, 2015, and interest on our variable rate debt of $229.7 million based on the rates in effect at December 31, 2015 and interest on our $500 million fixed rate senior notes. Interest that may be due in the future on the variable rate portion of our senior secured credit facilities will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. Future interest payments on our interest rate swaps will vary based on the interest rates in effect at each respective settlement date. Excluded from the table above are expected cash receipts related to the interest rate swaps.

(6)	The table above excludes our gross liability for uncertain tax positions of $17.4 million because the timing of cash settlement, if any, is unknown at this time.
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
Goodwill and Intangible Assets

Our goodwill and intangible assets result primarily from acquisitions and primarily include trademarks with indefinite lives and customer-related and supplier-related relationships. Perpetual trademarks and goodwill are evaluated for impairment annually in the fourth quarter and also on an interim basis when circumstances arise that indicate a possible impairment to ensure that the carrying value is recoverable. A perpetual trademark is impaired if its book value exceeds its estimated fair value. Goodwill is evaluated for impairment if we determine that it is more likely than not the book value of its reporting unit exceeds its estimated fair value. Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.
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
We believe the assumptions used in valuing our reporting units and in our goodwill impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. Based on the baseline valuation performed in 2014, the fair value of each of our reporting units exceeds its related carrying value by approximately $3.7 billion or 71.4%, $194.8 million or 21.8%, and $1.1 billion or 72.8% for the Americas Foods & Beverages, Americas Fresh Foods, and Europe Foods & Beverages reporting units, respectively. The results of our qualitative assessments conducted in 2015 did not indicate that it was more likely than not that the fair value of any of our reporting units were less than their carrying amounts. Thus, we did not record an impairment. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.
We believe the assumptions used in valuing our indefinite-lived trade names and in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge. Based on the valuation performed in 2015, no trade name individually had a carrying value greater than its fair value and no individual trade name had less than a 29.5% excess of fair value over carrying value. Thus, we did not record an impairment. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.

Purchase Price Allocation

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and those that are amortized from goodwill. The accounting for the acquisitions requires that assets and liabilities acquired, as well as any contingent consideration that may be part of the agreement, be recorded at their respective fair values as of the date of acquisition. This requires management to make significant estimates in determining the fair values, especially with respect to intangible assets, including estimates of expected cash flows, expected cost savings and the appropriate weighted average cost of capital. As a result of these significant judgments to be made we occasionally obtain the assistance of independent valuation firms. We complete these assessments as soon as practical after the closing dates. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

Our estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Revenue Recognition, Sales Incentives and Trade Accounts Receivable
We routinely offer sales incentives and discounts through various regional and national programs to our customers and to consumers. These programs include rebates, shelf-price reductions, in-store display incentives, coupons, and other trade promotional activities. These programs, as well as amounts paid to customers for shelf-space in retail stores, are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs, which are recorded as a reduction in our trade accounts receivable balance. Differences between estimated and actual incentive costs are normally not material and are recognized in earnings in the period such differences are determined. This process for analyzing trade promotion programs could impact the Company’s results of operations and trade spending accruals depending on how actual results of the programs compare to original estimates.
Share-Based Compensation
Certain employees receive various forms of share-based payment awards and we recognize compensation costs for these awards based on their fair values. The fair values of certain stock option awards are estimated on the grant date using the Black-Scholes option pricing model, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The expected term is determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility is based on the historic volatility for each of our peers. After calculating the aggregate fair value of an award, we use an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The forfeiture assumption is based on our historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 11 to our audited consolidated financial statements.

We grant performance share units ("PSUs") to our executive officers under the 2012 SIP as part of our long-term incentive compensation program. PSUs vest based on a comparison of the Company’s diluted adjusted EPS growth over the three-year performance period to the diluted adjusted EPS growth of companies in the S&P 500 over the same period. In the first year, one third of the PSUs vest based on our diluted adjusted EPS growth in that year compared to the one-year diluted adjusted EPS growth of S&P 500 companies. In the second year, one third of the PSUs vest based on our cumulative diluted adjusted EPS growth over the past two years compared to the cumulative two-year diluted adjusted EPS growth of S&P 500 companies. In the third year, one third of the PSUs vest based on our cumulative diluted adjusted EPS growth over the past three years compared to the cumulative three-year diluted adjusted EPS growth of S&P 500 companies. PSUs will be converted to common stock upon vesting and the payout range is 0 to 200%. We recognize share-based compensation expense in the consolidated statements of income over the three year performance period based on the Company’s estimated relative performance for each vesting tranche. We estimate our expected performance in relation to the targets at the end of each reporting period and record any necessary adjustments.
Property, Plant, and Equipment
We perform impairment tests on our property, plant, and equipment when circumstances indicate that their carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. In connection with asset disposal activity, we recorded an impairment charge in the amount of $20.9 million in the year ended December 31, 2013. See Note 3 to our audited consolidated financial statements. There were no impairment charges recorded in the years ending December 31, 2015 or 2014.
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
Interest Rate Fluctuations
The senior secured credit facilities are secured by security interests and liens on substantially all of our domestic assets, and are guaranteed by our material domestic subsidiaries. As of December 31, 2015, borrowings under the revolving credit facility and term loan A-1 bore interest at a rate of LIBOR plus 2.00% per annum and the term loan A-2 at a rate of LIBOR plus 2.25% per annum.
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

As of December 31, 2015, we had outstanding borrowings of $1.6 billion under our current $2.5 billion senior secured credit facilities. We had $7.6 million of outstanding letters of credit issued under the revolving portion of our senior secured credit facilities. We had additional borrowing capacity of approximately $568 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance and $865.4 million of additional availability under our $1.0 billion revolving credit facility commitment.
Foreign Currency Fluctuations
Our international operations represented approximately 21% and 19% of our long-lived assets as of December 31, 2015 and 2014, respectively, and 18%, 19% and 19% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk primarily consists of to the Euro, the British Pound, the Canadian dollar, the Mexican peso and the Chinese CNY. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The WhiteWave Foods Company
Denver, Colorado

We have audited the accompanying consolidated balance sheets of The WhiteWave Foods Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The WhiteWave Foods Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the financial statements include allocations of expenses from Dean Foods Company. These allocations may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from Dean Foods Company.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2015-17 ‘Balance Sheet Reclassification of Deferred Taxes’ and Accounting Standards Update No. 2015-03 ‘Simplifying the Presentation of Debt Issuance Costs’ which have been applied retrospectively to all years presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 29, 2016

The WhiteWave Foods Company
Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,610	$50,240
Trade receivables, net of allowance of $2,127 and $2,343	257,548	192,692
Inventories	270,737	215,669
Prepaid expenses and other current assets	39,782	50,323
Total current assets	606,677	508,924
Equity method investments	30,772	43,160
Property, plant, and equipment, net	1,137,521	993,207
Identifiable intangible and other assets, net	1,038,577	705,500
Goodwill	1,415,322	1,068,276
Total Assets	$4,228,869	$3,319,067
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$549,713	$469,764
Current portion of debt and capital lease obligations	51,449	21,158
Income taxes payable	3,043	496
Total current liabilities	604,205	491,418
Long-term debt and capital lease obligations, net of debt issuance costs	2,078,940	1,472,206
Deferred income taxes	293,326	236,852
Other long-term liabilities	41,490	42,104
Total liabilities	3,017,961	2,242,580
Commitments and Contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 1,700,000,000 shares authorized, 176,246,199 issued and outstanding at December 31, 2015; 174,388,132 issued and outstanding at December 31, 2014	1,762	1,744
Additional paid-in capital	914,975	878,549
Retained earnings	425,705	257,312
Accumulated other comprehensive loss	(131,534)	(61,118)
Total shareholders’ equity	1,210,908	1,076,487
Total Liabilities and Shareholders’ Equity	$4,228,869	$3,319,067
See notes to consolidated financial statements.

The WhiteWave Foods Company
Consolidated Statements of Income

	Year ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Net sales	$3,866,295	$3,436,605	$2,503,487
Net sales to related parties	—	—	37,063
Transitional sales fees	—	—	1,513
Total net sales	3,866,295	3,436,605	2,542,063
Cost of sales	2,543,030	2,283,441	1,634,646
Gross profit	1,323,265	1,153,164	907,417
Operating expenses:
Selling, distribution and marketing	705,924	621,866	528,233
General and administrative	285,135	265,678	197,526
Asset disposal and exit costs	—	(1,066)	24,226
Total operating expenses	991,059	886,478	749,985
Operating income	332,206	266,686	157,432
Other expense:
Interest expense	58,127	36,972	18,027
Other expense (income), net	6,343	5,266	(3,829)
Total other expense	64,470	42,238	14,198
Income before income taxes	267,736	224,448	143,234
Income tax expense	87,908	78,279	44,193
Loss in equity method investments	11,435	5,984	—
Net income	$168,393	$140,185	$99,041
Weighted average common shares:
Basic	175,511,811	174,013,700	173,120,689
Diluted	180,084,949	177,949,916	174,581,468
Net income per share:
Basic	$0.96	$0.81	$0.57
Diluted	$0.94	$0.79	$0.57
See notes to consolidated financial statements.

The WhiteWave Foods Company
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$168,393	$140,185	$99,041
Other comprehensive income (loss), net of tax
Change in defined benefit pension plan, net of tax of ($659), $640 and ($480)	1,289	(1,257)	1,025
Foreign currency translation adjustment	(71,436)	(51,990)	17,724
Change in fair value of derivative instruments, net of tax of $338, ($234) and ($316)	(269)	569	499
Other comprehensive income (loss), net of tax	(70,416)	(52,678)	19,248
Comprehensive income	$97,977	$87,507	$118,289
See notes to consolidated financial statements.

The WhiteWave Foods Company
Consolidated Statements of Shareholders’ Equity

	Common Stock - Class A		Common Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at January 1, 2013	23,000,000	$230	150,000,000	$1,500	$792,828	$18,086	$(27,688)	$784,956
Net income	—	—	—	—	—	99,041	—	99,041
Tax shortfall from share-based compensation	—	—	—	—	(463)	—	—	(463)
Issuance of common stock, net of tax impact of share-based compensation	453,586	5	—	—	258	—	—	263
Share-based compensation	—	—	—	—	18,931	—	—	18,931
Contributions to equity	—	—	—	—	39,463	—	—	39,463
Conversion of Class B common stock common stock held by Dean Foods into Class A common stock (Note 1)	82,086,000	821	(82,086,000)	(821)	—	—	—	—
Cancellation of shares	—	—	(690)	—	—	—	—	—
Conversion of Class B common stock into Class A common stock (Note 1)	67,913,310	679	(67,913,310)	(679)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	19,248	19,248
Balance at December 31, 2013	173,452,896	$1,735	—	$—	$851,017	$117,127	$(8,440)	$961,439
Net income	—	—	—	—	—	140,185	—	140,185
Share-based compensation	—	—	—	—	26,648	—	—	26,648
Excess tax benefit from share-based compensation	—	—	—	—	4,282	—	—	4,282
Shares issued in connection with share-based compensation	935,236	9	—	—	6,740	—	—	6,749
Minimum tax withholdings related to net share settlements of stock based compensation (Note 11)	—	—	—	—	(11,094)	—	—	(11,094)
Conversion of phantom shares into restricted stock units (Note 11)	—	—	—	—	956	—	—	956
Other comprehensive loss	—	—	—	—	—	—	(52,678)	(52,678)
Balance at December 31, 2014	174,388,132	$1,744	—	$—	$878,549	$257,312	$(61,118)	$1,076,487
Net income	—	—	—	—		168,393	—	168,393
Share-based compensation	—	—	—	—	32,489	—	—	32,489
Excess tax benefit from share-based compensation	—	—	—	—	21,567	—	—	21,567
Shares issued in connection with share-based compensation	1,858,067	18	—	—	14,926	—	—	14,944
Minimum tax withholdings related to net share settlements of stock based compensation (Note 11)	—	—	—	—	(32,556)	—	—	(32,556)
Other comprehensive loss	—	—	—	—	—	—	(70,416)	(70,416)
Balance at December 31, 2015	176,246,199	$1,762	—	$—	$914,975	$425,705	$(131,534)	$1,210,908
See notes to consolidated financial statements.

The WhiteWave Foods Company
Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,393	$140,185	$99,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,019	110,567	81,905
Share-based compensation expense	32,489	26,648	18,931
Amortization of debt issuance costs	4,192	3,173	2,414
(Gain)/loss on disposals and other, net	(1,348)	2,914	20,018
Deferred income taxes	(10,355)	6,184	(45)
Mark-to-market loss/(gain) on derivative instruments	8,277	15,159	(3,410)
Loss in equity method investments	11,435	5,984	—
Gain on Earthbound purchase settlement	(4,200)	—	—
Other	(1,253)	(1,282)	(1,933)
Net change in operating assets and liabilities, net of acquisitions/divestitures	(12,343)	(24,919)	(31,980)
Trade receivables, net	(53,496)	(4,310)	(46,192)
Related party receivables	—	—	17,912
Inventories	(36,044)	(17,866)	(7,964)
Prepaid expenses and other assets	9,803	(4,037)	(2,951)
Accounts payable, accrued expenses, and other long-term liabilities	60,479	29,783	8,695
Income taxes payable	6,915	(28,489)	(1,480)
Net cash provided by operating activities	315,306	284,613	184,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	(701)	(50,285)	—
Payments for acquisitions, net of cash acquired of $8,521 and $7,190	(707,605)	(798,446)	—
Payments for property, plant, and equipment	(258,488)	(292,357)	(131,769)
Proceeds from sale of fixed assets	8,962	464	92,352
Other	346	—	—
Net cash used in investing activities	(957,486)	(1,140,624)	(39,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Dean Foods, net	—	—	(871)
Proceeds from the issuance of debt	520,000	1,025,000	—
Repayment of debt	(15,000)	(15,000)	(15,000)
Payments of capital lease obligations	(1,104)	(1,044)	—
Proceeds from revolver line of credit	1,299,107	625,400	624,150
Payments on revolver line of credit	(1,166,761)	(803,050)	(727,050)
Proceeds from exercise of stock options	14,716	6,740	1,298
Minimum tax withholding paid on behalf of employees for stock based compensation	(32,556)	(11,094)	—
Excess tax benefit from share-based compensation	21,572	4,466	515
Payment of deferred financing costs	(4,063)	(18,200)	(16)
Net cash provided by (used in) financing activities	635,911	813,218	(116,974)
Effect of exchange rate changes on cash and cash equivalents	(5,361)	(8,072)	3,182
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,630)	(50,865)	31,732
Cash and cash equivalents, beginning of year	50,240	101,105	69,373
Cash and cash equivalents, end of year	$38,610	$50,240	$101,105
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and financing charges, net of capitalized interest	$58,893	$25,864	$16,556
Cash paid for taxes	64,576	94,089	47,063
Non-cash activity — Note received as consideration in sale of inventory	—	—	6,422
Non-cash activity — Unpaid purchases of plant and equipment	34,759	33,500	23,710
Non-cash activity — Conversion of phantom shares to restricted stock units	—	956	—
Non-cash activity — Distribution to Dean Foods	—	—	27,773
Non-cash activity — Contribution from Dean Foods	—	—	10,797
See notes to consolidated financial statements.

The WhiteWave Foods Company
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014, and 2013
Unless otherwise indicated, references in this report to “we”, “us”, “our”, “WhiteWave”, or the “Company” refer to The WhiteWave Foods Company’s operations, taken as a whole.
1. Business and Basis of Presentation
Business
We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market, distribute, and sell branded plant-based foods and beverages, organic salads, fruits and vegetables, coffee creamers and beverages, and premium dairy products throughout North America and Europe. We also hold a 49% ownership interest in a joint venture that manufactures, markets, distributes, and sells branded plant-based beverages in China. Our brands distributed in North America include Silk, So Delicious and Vega plant-based foods and beverages, Earthbound Farm organic salads, fruits and vegetables, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic and Wallaby premium dairy products and branded macaroni and cheese and snack foods, while our European brands of plant-based foods and beverages include Alpro and Provamel, and plant-based beverages in China are sold under the Silk ZhiPuMoFang brand.
Spin-off from Dean Foods
WhiteWave initially was formed by Dean Foods Company (“Dean Foods”) and spun-off into an independent company through a series of transactions. First, in October 2012, we completed an initial public offering of shares of our Class A common stock, par value $0.01 per share (the “Class A common stock”). Second, on May 23, 2013, Dean Foods distributed to its stockholders shares of our Class A common stock, and shares of our Class B common stock, par value $0.01 per share (the “Class B common stock”), as a pro rata dividend to Dean Foods' stockholders (the "Distribution"). Finally, on July 25, 2013, Dean Foods disposed of all of its remaining shares of WhiteWave capital stock in a registered public offering.
In connection with the Distribution, Dean Foods converted 82,086,000 shares of our Class B common stock into 82,086,000 shares of our Class A common stock in accordance with the terms of our amended and restated certificate of incorporation, of which 47,686,000 shares of Class A common stock were distributed to Dean Foods stockholders in the Distribution. As a result of and immediately after the Distribution, Dean Foods owned 34,400,000 shares of our Class A Common stock and no shares of our Class B common stock. On July 25, 2013 Dean Foods disposed of all of its remaining 34,400,000 shares of our Class A common stock in a registered public offering. We did not receive any proceeds from this offering. As a result of and immediately after the closing of this offering, Dean Foods no longer owned any shares of our common stock and had no ownership interest in us.
Basis of Presentation
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

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation in the consolidated balance sheets, consolidated statements of cash flows, consolidated statements of shareholders' equity, Note 8 "Income Taxes", Note 13 "Employee Retirement Plans", Note 15 “Segment and Customer Information” and Note 18 "Supplemental Guarantor Financial Information." These reclassifications did not impact previously reported amounts on the Company’s statements of operations.

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
Cash and Cash Equivalents
As of December 31, 2015 and 2014, cash is comprised of cash held in bank accounts. We consider temporary investments with an original maturity of three months or less to be cash equivalents.
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
A quantitative assessment of goodwill was performed in 2014 and a qualitative assessment of goodwill was performed in 2015 and 2013. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each of our reporting units. Based on the results of our assessment, we determined that it was not more likely than not that any of our reporting units had a carrying value in excess of its fair value. Accordingly, no further goodwill impairment testing was completed. We did not recognize any impairment charges related to goodwill during 2015, 2014, or 2013.
In 2015, a quantitative assessment of indefinite-lived intangibles was performed. A qualitative assessment of indefinite-lived intangibles was performed during 2014 and 2013. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each trade name. Based on the results of our assessment, we determined that it was not more likely than not that any of our trade names had a carrying value in excess of its fair value. Accordingly, no further indefinite-lived intangibles impairment testing was completed. We did not recognize any impairment charges related to indefinite-lived intangibles during 2015, 2014, or 2013.
Long-lived assets, including property, plant, and equipment, definite-lived intangible assets and equity method investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any goodwill impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no indicators of impairment in 2015 or 2014. There were no indicators of impairment in 2013 apart from our asset exit and disposal costs recorded in 2013 related to the SoFine sale and Idaho dairy farm sale.
Equity Method Investments
Consolidated net income includes the Company's proportionate share of the net income or loss of the companies in which we have invested. The carry values of our equity method investments are increased or decreased by our proportionate share of the net income or loss and other comprehensive income (loss) ("OCI") of these companies.
Employee Benefit Plans
We have three separate, stand-alone defined benefit pension plans for certain of our European employees and we contribute to one multiemployer pension plan on behalf of certain of our North America employees.
We recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability on our consolidated balance sheets and recognize changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured as of December 31 of each year. See Note 13 “Employee Retirement Plans.”
Derivative Financial Instruments
We use derivative financial instruments for the purpose of hedging commercial risk exposures to fluctuations in interest rates, currency exchange rates and certain energy inputs. Our derivative instruments are recorded in the consolidated balance sheets at fair value. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s mark to fair value is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings when the hedged item is settled. The ineffective portion of the mark to fair value associated with all hedges is reported in earnings immediately. Derivatives that do not qualify for hedge accounting are marked to fair value with gains and losses immediately recorded in earnings. In the consolidated statements of income, derivative activities are classified based on the nature of the items being hedged.
Share-Based Compensation
Under the Amended and Restated 2012 Stock Incentive Plan (the "2012 SIP"), a total of 26,850,000 million shares of our common stock were reserved for issuance upon the exercise of stock options or the vesting of restricted stock units (“RSUs”), performance stock units ("PSUs") or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also permits awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted to our employees under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control, except for PSUs and all equity awards granted in and after 2015 to the Company’s executive officers. Unvested awards vest immediately in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon an employee’s death or qualified disability, and (iii) except for awards granted in connection with the Company’s initial public offering, an employee with 10 years of service retires after reaching the age of 55. Share-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 11 "Share-Based Compensation."
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
We generally provide credit terms to customers between 10 and 30 days , from invoice date in the U.S. In Canada and Europe, however, terms vary by country. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2015, 2014, and 2013 were not material. Estimated product returns historically have not been material.
Related Party Sales and Transitional Sales Fees
Sales to wholly-owned subsidiaries of Dean Foods of raw materials and the finished products that we manufacture have been reflected as related party sales in our consolidated statements of income through May 23, 2013.

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
Advertising Expense
We market our products through advertising and other promotional activities, including media and agency. Advertising expense is charged to earnings during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to earnings during the period in which the advertisement or campaign is first presented to the public. Advertising expense totaled $216.7 million, $194.4 million, and $169.5 million in 2015, 2014, and 2013, respectively, and is included in selling, distribution and marketing in our consolidated statements of income. Prepaid advertising was $0.9 million and $1.7 million as of December 31, 2015 and 2014, respectively.

Shipping and Handling Fees
Our shipping and handling costs are included in both cost of sales and selling, distribution and marketing expense, depending on the nature of such costs. In cost of sales, we include inventory warehouse costs and product loading and handling costs at Company-owned facilities. Costs associated with shipping products to customers through third-party carriers and third-party inventory warehouse costs are included in selling, distribution and marketing expense and totaled $321.5 million, $279.6 million, and $247.5 million in 2015, 2014, and 2013, respectively. Costs related to temporary use of third parties due to temporary displacement in warehousing during construction of new company facilities are included in cost of goods sold.
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
At December 31, 2015 and 2014, we recorded accrued liabilities related to these retained risks in the amounts of $8.4 million and $7.3 million, respectively, including both current and long-term liabilities.
Research and Development
Our research and development activities primarily consist of generating and testing new product concepts, new flavors, and packaging and are primarily internal. We expense research and development costs as incurred and they primarily relate to compensation, facility costs and purchased research and development services, materials and supplies. Our total research and development expense was $19.0 million, $15.6 million and $13.4 million for 2015, 2014, and 2013, respectively. Research and development costs are included in general and administrative expenses in our consolidated statements of income.
Foreign Currency Translation
The financial statements of our foreign subsidiaries are translated to U.S. Dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. Dollars at period-end exchange rates. Income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses. Our transaction gains and losses are reflected in general and administrative expense in our consolidated statements of income. The cumulative translation adjustment in accumulated other comprehensive income loss reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)."  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effects adoption of this guidance will have on the Company’s consolidated financial statements or financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effects adoption of this guidance will have on the Company's consolidated financial statements or financial statement disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU discusses amendments to existing accounting guidance to modify the subsequent measurement of inventory. Under existing guidance, an entity measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (ceiling) or below NRV less a normal profit margin (floor). Amendments in the new guidance require an entity to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. NRV is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, the ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We are currently evaluating the effects adoption of this guidance will have on the Company's consolidated financial statements or financial statement disclosures.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We do not believe the adoption of this guidance will have an impact on the Company's consolidated financial statements.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. This guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption will not have an impact to the Company’s consolidated financial statements. It will require establishing a going concern assessment process to meet the standard.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to clarify the principles used to recognize revenue for all entities. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of the new revenue standard for one year from the effective date of ASU 2014-09. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. Early adoption will be permitted as of the December 31, 2016 original effective date. We are currently evaluating the effects adoption of this guidance will have on the Company's consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. We adopted this guidance on December 31, 2015 and have retrospectively applied the guidance by reclassifying debt issuance costs of $23.6 million from identifiable intangible and other assets, net to long-term debt and capital lease obligations, net of debt issuance costs for 2014.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance is effective for reporting periods beginning after December 15, 2015 with early adoption permitted. We have adopted this guidance as of December 31, 2015 and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. We adopted this guidance on December 31, 2015 and have retrospectively applied the guidance to all periods presented. For 2014 and 2013, we reclassified $30.2 million and $26.6 million from current deferred tax assets to noncurrent deferred income taxes within noncurrent liabilities.
3. Acquisitions, Divestitures and Joint Venture
2015 Acquisitions
EIEIO
On May 29, 2015, the Company acquired substantially all of the assets and liabilities of EIEIO, Inc. the company that owns the Magicow ("Magicow") brand and other brands for $40.2 million in cash. Magicow, which is based outside Austin, Texas, manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings.  The acquisition of Magicow expanded our portfolio of bulk coffee creamer and flavor dispensing products and provided new product capabilities to support growth in our away-from-home channel. In connection with the acquisition of Magicow, we incurred $0.3 million in expenses for the year ended December 31, 2015, related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. Magicow's results of operations have been included in our consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition. Net sales were $13.7 million from the acquisition date to December 31, 2015.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $21.8 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $10.2 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets will change the purchase price allocation which will be finalized by the second quarter of 2016.

Vega

On August 1, 2015, we completed our acquisition of Sequel Naturals Ltd, the company that owns the Vega brand and is a pioneer and leader in plant-based nutrition products, for approximately $553.6 million in cash funded by borrowings under our credit facility. Based in Vancouver, British Columbia, Vega offers a broad range of plant-based nutrition products - primarily powdered shakes and snack bars. This acquisition extended the Company's plant-based foods and beverages platform into nutritional powders and bars, and provided additional innovation opportunities. In connection with the acquisition of Sequel Naturals Ltd, we incurred $7.4 million in expenses for the year ended December 31, 2015, related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. We have included Vega's results of operations in our statements of income in our Americas Foods & Beverages segment since the date of acquisition. Net sales were $51.4 million from the acquisition date to December 31, 2015.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $296.9 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $106.9 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets will change the purchase price allocation which will be finalized by the third quarter of 2016.

Wallaby

On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. for approximately $122.3 million in cash. We funded this acquisition with borrowings under our credit facility. Founded in 1994 and based in American Canyon, California, Wallaby is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages. The addition of Wallaby strengthened and expanded our growing yogurt portfolio and provided entry into several fast-growing yogurt categories. The acquisition also provides us with additional West Coast based manufacturing capabilities and further expansion and growth opportunities. In connection with the acquisition of Wallaby, we incurred $2.1 million in expenses for the year ended December 31, 2015 related to due diligence, investment advisors and regulatory matters. The expenses directly associated with the acquisition were recorded in general and administrative expenses in our consolidated statements of income and were not allocated to our segments and are reflected entirely within corporate and other. We have included Wallaby's results of operations in our statements of income in our Americas Foods & Beverages segment since the date of acquisition. Net sales were $20.3 million from the acquisition date to December 31, 2015.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were estimated by management based in part on a preliminary independent valuation of assets acquired, which includes intangible assets of approximately $50.7 million and relate primarily to tradenames. Estimated intangible assets subject to amortization of approximately $2.6 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets will change the purchase price allocation which will be finalized by the third quarter of 2016.
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed for the fiscal 2015 acquisitions. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the purchase price.

	EIEIO	Vega	Wallaby
	May 29, 2015	August 1, 2015	August 30, 2015
	(In thousands)
Assets acquired:
Cash and cash equivalents	$1,546	$5,235	$1,740
Inventories	3,130	17,949	2,253
Other current assets	1,931	13,244	5,349
Property, plant and equipment	554	650	11,492
Trademarks	11,600	189,963	48,036
Intangible assets with finite lives	10,160	106,920	2,652
Other long-term assets	—	2,978	50
Liabilities assumed:
Accounts payable and other accruals	2,296	13,179	1,596
Deferred taxes	—	77,033	—
Other long-term liabilities	49	6,419	1,031
Total identifiable net assets	26,576	240,308	68,945
Goodwill	13,626	313,324	53,347
Total purchase price	$40,202	$553,632	$122,292
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the EIEIO, Vega and Wallaby businesses into our operations. Goodwill is recorded in the Americas Foods & Beverages segment. All of the goodwill related to EIEIO and Wallaby is tax deductible. None of the goodwill recorded in the Vega acquisition is tax deductible.

2014 Acquisitions
Earthbound Farm
On January 2, 2014, the Company acquired Earthbound Farm, one of the largest organic produce brands in North America. The acquisition added to our focus on high-growth product categories that are aligned with emerging customer trends. The total consideration for the acquisition was approximately $608.7 million in cash. The acquisition was funded by approximately $615 million in borrowings under our senior secured credit facilities. See Note 9 “Debt and Capital Lease Obligations.”
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $255.6 million. Intangible assets subject to amortization of $104.9 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. In the third quarter of 2015, negotiations regarding final purchase price adjustments were completed. As purchase accounting was completed in 2014, the gain of $7.9 million from the final negotiation was recorded in the third quarter of 2015 in our consolidated statements of income within general and administrative expenses within the segment caption "Corporate and other." Earthbound Farm’s results of operations have been included in our statements of income and the results of operations of our Americas Fresh Foods segment from the date of acquisition.
For the year ended December 31, 2014, the acquisition of Earthbound Farm increased our net sales by $575.3 million. In connection with the acquisition of Earthbound Farm, we incurred $6.8 million and $3.3 million in expenses for the years ended December 31, 2014 and 2013, respectively, related to due diligence, investment advisors and regulatory matters. These acquisition costs and other non-recurring charges are included in the earliest period presented in the below table. These costs are included in general and administrative expense in our consolidated statements of income in the periods in which they were incurred. These expenses have not been allocated to our segments and are reflected entirely within corporate and other.
So Delicious Dairy Free

On October 31, 2014, we completed our acquisition of the company that owns So Delicious Dairy Free ("So Delicious") from its existing shareholders for total consideration of approximately $196.6 million in cash. So Delicious manufactures, markets and distributes plant-based beverages, creamers, cultured products and frozen desserts and is based in Springfield, Oregon. The acquisition of So Delicious expanded our portfolio of plant-based food and beverage products and provided the Company with an entry into the growing, plant-based frozen desert category. For the year ended December 31, 2014, the acquisition of So Delicious increased our net sales by $22.7 million. So Delicious’ results of operations have been included in our statements of income and the results of operations of our Americas Foods & Beverages segment from the date of acquisition.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of $83.0 million. Intangible assets subject to amortization of $29.8 million are being amortized over a weighted average period of 15 years and relate primarily to customer and supplier relationships. Prior to the third quarter of 2015, we recorded $2.0 million of purchase accounting adjustments to goodwill. Purchase accounting was completed in the third quarter of 2015.
In connection with the acquisition of So Delicious, we incurred $5.3 million in expenses for the year ended December 31, 2014, related to due diligence, investment advisors and regulatory matters. These costs are included in general and administrative expense in our consolidated statements of income in the periods in which they were incurred. These expenses have not been allocated to our segments and are reflected entirely within corporate and other.
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed for the fiscal 2014 acquisitions.

	Earthbound Farm	So Delicious
	January 2, 2014	October 31, 2014
	(In thousands)
Assets acquired:
Cash and cash equivalents	$5,638	$1,552
Inventories	22,299	21,382
Other current assets	54,260	10,843
Property, plant and equipment	147,390	8,504
Trademarks	150,700	53,216
Intangible assets with finite lives	104,900	29,768
Liabilities assumed:
Accounts payable and other accruals	58,328	11,050
Deferred taxes	26,857	—
Obligations under capital leases	22,646	429
Total identifiable net assets	377,356	113,786
Goodwill	231,309	82,839
Total purchase price	$608,665	$196,625
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the Earthbound Farm and So Delicious assets into our operations. Goodwill for Earthbound Farm was recorded in the Americas Fresh Foods segment. The amount of goodwill expected to be tax deductible is approximately $87.2 million. Goodwill for So Delicious was recorded in the Americas Foods & Beverages segment. All of the goodwill is tax deductible.

The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired Earthbound Farm and So Delicious on January 1, 2013 and EIEIO, Vega and Wallaby on January 1, 2014:

	Year ended December 31,
	2015	2014	2013
	(In thousands, except share data)
Net sales	$3,983,327	$3,689,478	$3,180,763
Income before income taxes	286,028	221,026	169,370
Diluted earnings per common share	$1.03	$0.79	$0.69
The historical financial information has been adjusted to give effect to the pro forma adjustments. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the Earthbound Farm acquisition on January 1, 2013 and the So Delicious, EIEIO, Vega and Wallaby acquisitions on January 1, 2014. The diluted earnings per share in 2014 and 2013 reflects pro forma tax adjustments that do not include income tax expense on historical Earthbound Farm income from continuing operations because Earthbound Farm was classified as a partnership for income tax purposes. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined company nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisition. The pro forma consolidated results reflect purchase accounting adjustments primarily related to cost of sales, depreciation and amortization expense, interest expense and tax expense.
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
Joint Venture
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-based beverage products and other nutritious products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake. In the second quarter of 2014, the joint venture completed its purchase of Yashili Zhengzhou (“Zhengzhou”), a subsidiary of Yashili International Holdings, Ltd (“Yashili”). Zhengzhou’s primary asset is a production facility in China, where the joint venture manufactures its products. Mengniu was the majority owner of Yashili prior to the joint venture agreement. The purchase price for Zhengzhou was approximately $80.9 million (Chinese Renminbi ("CNY") 504 million), including $60.3 million (Chinese CNY 376.7 million) for the purchase of equity and the balance for the repayment and assumption of debt and other obligations.
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. During the year ended December 31, 2014, we contributed $47.3 million of cash to the joint venture. No contributions were made during the year ended December 31, 2015 as the joint venture entered into a credit facility with Mengniu for up to Chinese CNY 120 million ($18.5 million USD). We guarantee up to 49% on the total commitment amount of this credit facility or Chinese CNY 58.8 million ($9.1 million USD). As of December 31, 2015, the joint venture had borrowed Chinese CNY 120 million ($18.5 million USD) under the facility.
In connection with the formation of the joint venture, we incurred $0.3 million and $5.0 million in expenses for the years ended December 31, 2014 and 2013, respectively, related to due diligence, investment advisors and regulatory matters. The expenses have been recorded in general and administrative expenses in our consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. In 2015 and 2014, we incurred $3.7 million and $5.7 million, respectively of corporate expenses related to management of our joint venture investment. The expenses have been recorded in general and administrative expenses in our consolidated statements of income and have not been allocated to our segments and are reflected entirely within corporate and other. For the years ended December 31, 2015 and 2014, we recorded a loss in investment in equity method investments of $11.4 million and $6.0 million, respectively.
4. Inventories
Inventories consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Raw materials and supplies	$120,922	$101,418
Finished goods	149,815	114,251
Total	$270,737	$215,669
5. Property, Plant, and Equipment
     Property, plant, and equipment consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Land	$51,686	$51,408
Buildings	433,652	408,617
Machinery and equipment	1,109,004	909,457
Leasehold improvements	44,474	15,058
Construction in progress	102,899	122,919
	1,741,715	1,507,459
Less accumulated depreciation	(604,194)	(514,252)
Total	$1,137,521	$993,207
Depreciation expense was $104.8 million, $99.8 million, and $79.0 million in 2015, 2014, and 2013, respectively.
For 2015, 2014, and 2013, we capitalized $1.4 million, $1.5 million, and $0.8 million, respectively, in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.
6. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Americas Foods & Beverages	Americas Fresh Foods	Europe Foods & Beverages	Total
	(In thousands)
Balance at January 1, 2014	$600,316	$—	$172,027	$772,343
Acquisitions	84,857	231,309	—	316,166
Foreign currency translation	—	—	(20,233)	(20,233)
Balance at December 31, 2014	$685,173	$231,309	$151,794	1,068,276
Acquisitions	380,297	—	—	380,297
Purchase accounting adjustments	(2,019)	—	—	(2,019)
Foreign currency translation	(16,007)	—	(15,225)	(31,232)
Balance at December 31, 2015	$1,047,444	$231,309	$136,569	$1,415,322
There were no impairment charges related to goodwill during 2015 or 2014 or since inception of the Company.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015			2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$777,718	$—	$777,718	$547,072	$—	$547,072
Intangible assets with finite lives:
Customer-related and other (1)	270,801	(39,828)	230,973	158,302	(26,677)	131,625
Supplier relationships	12,000	(1,920)	10,080	12,000	(960)	11,040
Non-compete agreements (1)	1,267	(592)	675	600	(200)	400
Trademarks	968	(965)	3	968	(964)	4
Total	$1,062,754	$(43,305)	$1,019,449	$718,942	$(28,801)	$690,141
_____________________
(1) The change in the carrying amount of intangible assets with indefinite lives and finite lives is the result of foreign currency adjustments as well as acquisitions.
Amortization expense on finite-lived intangible assets for the years ended December 31, 2015, 2014, and 2013 was $15.2 million, $10.7 million, and $2.9 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in thousands):

2016	$19,915
2017	19,704
2018	19,573
2019	18,294
2020	18,294
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Accounts payable	$365,223	$297,140
Payroll and benefits	79,267	77,726
Derivative liability (Note 10)	25,900	27,448
Other accrued liabilities	79,323	67,450
Total	$549,713	$469,764
8. Income Taxes
Income before income taxes is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic	$213,873	$174,594	$124,441
Foreign	53,863	49,854	18,793
Income before income taxes	$267,736	$224,448	$143,234
Income tax expense consists of the following components:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current income taxes:
Federal	$69,745	$53,843	$34,219
State	14,713	9,750	7,937
Foreign	13,805	8,502	2,082
Total current income tax expense	98,263	72,095	44,238
Deferred income taxes:
Federal	(9,638)	3,629	2,072
State	(230)	10	(1,990)
Foreign	(487)	2,545	(127)
Total deferred income tax expense (benefit)	(10,355)	6,184	(45)
Total income tax expense	$87,908	$78,279	$44,193
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
A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax expense at statutory rate of 35%	35.0%	35.0%	35.0%
Foreign taxes versus U.S. statutory rate	(3.1)%	(3.1)%	(5.3)%
State income taxes, net of federal benefit	3.1%	2.7%	3.5%
U.S. manufacturing deduction	(1.5)%	(2.1)%	(2.4)%
Research & development tax credits	(0.9)%	(0.3)%	(0.4)%
Uncertain tax positions	0.8%	1.7%	(0.1)%
Non deductible transaction costs	0.4%	0.5%	—%
Deferred tax rate adjustments	—%	(0.4)%	(1.8)%
SoFine write-down	—%	—%	2.4%
Other	(1.0)%	0.9%	—%
Effective tax rate	32.8%	34.9%	30.9%
In the table above, the amounts for uncertain tax positions and deferred tax rate adjustments include amounts related to state and foreign income taxes.
The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31,
	2015	2014
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$29,179	$24,232
Capital loss carryforwards	4,613	—
Share-based compensation	23,418	23,415
Derivative instruments	11,524	14,979
Accrued liabilities	24,075	12,790
Inventories	4,988	3,291
Receivables	2,333	4,146
Other	4,008	4,293
Valuation allowances	(31,228)	(24,079)
Total deferred income tax assets	72,910	63,067
Deferred income tax liabilities:
Intangible assets	(238,740)	(163,548)
Property, plant and equipment	(88,717)	(102,605)
Partnership basis difference	(38,648)	(33,661)
Total deferred income tax liabilities	(366,105)	(299,814)
Net deferred income tax liability (1)	$(293,195)	$(236,747)
__________________________

(1)
Net deferred income tax liability also includes deferred tax assets of $131 and $105 recorded in Identifiable intangible and other assets, net in our consolidated balance sheets for the periods ended December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, we had $99.7 million and $83.6 million, respectively, of foreign net operating loss carryforwards that never expire, against which we have recorded a full valuation allowance because we do not believe it is more likely than not that these losses will be realized in the future. The Company determined that the net presentation of net operating loss carryforwards and the related valuation allowance in prior periods should be presented on a gross basis in accordance with the disclosure requirements of ASC 740. As a result, the Company revised the above table to present those amounts as gross balances for all periods presented. The increase to the net operating loss and related valuation allowance was $24.0 million as of December 31, 2014. There is no impact to the net balance of deferred tax assets.

At December 31, 2015 and 2014, we had GBP 17.4 million ($25.6 million) and $nil million respectively, of capital loss carryforwards generated in the United Kingdom. We have recorded a full valuation allowance against this loss because we do not believe it is more likely than not that this loss will be realized in the future.
At December 31, 2015 and 2014, we had $10.9 million and $4.8 million, respectively of post-apportioned, state net operating loss carryforwards, which begin to expire in 2017, and some of which were generated by certain subsidiaries prior to their acquisition. The use of pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to their expiration. A valuation allowance of $0.2 million and $0.1 million has been recorded against the state net operating loss carryforwards at December 31, 2015 and 2014, respectively because we do not believe it is more likely than not that all of the deferred tax assets related to the state net operating loss carryforwards will be realized prior to expiration.
Our foreign subsidiaries are required to file local jurisdiction income tax returns with respect to their operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2015, no provision had been made for U.S. federal or state income tax on approximately $163.4 million of accumulated foreign earnings as they are considered to be permanently reinvested outside the U.S. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.
The following is a reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest, recorded in our consolidated balance sheets:

	December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1	$7,535	$3,875	$10,433
Increases in tax positions for current year	9,185	2,524	1,756
Increases in tax positions for prior years	881	2,332	1,562
Decreases in tax positions for prior years	(780)	—	(2,565)
Settlement of tax matters	(102)	(640)	(5,992)
Lapse of applicable statutes of limitations	(216)	(556)	(1,319)
Balance at December 31	$16,503	$7,535	$3,875
The additions to unrecognized tax benefits are primarily attributable to foreign tax matters, and to a lesser extent to U.S. federal and state tax matters. The settlement of tax positions in 2013 is primarily from the closing of taxing authority examinations related to the Alpro acquisition in 2009, which was substantially offset by the use of adjustments associated with transfer pricing assets.
Of the balance of unrecognized tax benefits at December 31, 2015, the entire amount would impact our effective tax rate when released. Any changes to our liability for unrecognized tax benefits in the next 12 months is not expected to have a material effect on our financial condition, results of operations or liquidity.
Income tax expense for 2015, 2014, and 2013 included interest expense of $0.3 million, $0.4 million and $0.1 million, respectively. Our liability for uncertain tax positions included accrued interest of $0.9 million and $0.6 million at December 31, 2015 and 2014, respectively.
Dean Foods’ U.S. federal income tax returns, in which we were included through the spin-off date in May 2013, have been audited through 2011. State income tax returns are generally subject to examination for a period of three to five years after filing. Our foreign income tax returns are generally subject to examination for a period of one to five years after filing. We have various income tax returns in the process of examination, appeals or settlement. Under the tax matters agreement, the Company has agreed to reimburse Dean Foods and Dean Foods has agreed to reimburse the Company, as applicable, for any income tax liabilities resulting from before the spin-off date that may be redetermined by a taxing authority in the future to the extent the redetermination relates to the other company’s business.
9. Debt and Capital Lease Obligations

	December 31,
	2015			2014
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,627,000	2.54%	*	$995,000	2.11%	*
Senior unsecured notes	500,000	5.38%		500,000	5.38%
Capital lease obligations	21,635			21,980
Other borrowings	5,133	3.70%		—
Less current portion	(51,449)			(21,158)
Less debt issuance costs	(23,379)			(23,616)
Total long-term debt	$2,078,940			$1,472,206
___________________________

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, Term Loan A-1, and Term Loan A-2.
On December 31, 2015, the Company retroactively adopted ASU 2015-03. As a result, all debt issuance costs are recorded in long-term debt for all periods presented. The effect of this accounting change as of December 31, 2014, was to reclass $23.6 million of debt issuance costs from identifiable intangible and other assets, net to long-term debt and capital lease obligations on the consolidated balance sheet.
Senior Secured Credit Facilities
On October 12, 2012, we entered into a credit agreement, among us, the subsidiary guarantors listed therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governed our senior secured credit facilities, consisting of a five-year revolving credit facility in a principal amount of $850 million, an original five-years $250 million term loan A-1, and an original seven-year $250 million term loan A-2. On November 28, 2012 we entered in an amendment (the “First Amendment’) whereby the required principal payment dates and various covenant level requirement dates were established. We capitalized $12.4 million of deferred financing fees, which were being amortized over the term of the respective credit facilities.

In conjunction with the January 2, 2014 acquisition of Earthbound Farm, under the terms of the Credit Agreement, we entered into an Incremental Term Loan Agreement to establish a new incremental seven-year term loan A-3 facility in an aggregate principal amount of $500.0 million (the “Incremental Term Loan Agreement”). We capitalized $3.3 million of financing fees, which were being amortized over the term of the term loan facility up until the amendment on August 29, 2014 as described below. On January 2, 2014, we also amended the Credit Agreement (the “Second Amendment”) that, among other things, reset an accordion feature that allows for our senior secured credit facilities to be increased by up to $500.0 million, subject to lenders commitments, and increased the limit of swing line loans to $85.0 million.

On August 29, 2014, we entered into an amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment extended maturity dates, reset amortization requirements, increased liquidity and added additional operating flexibility under the Credit Agreement. The applicable interest rates and fees under the Credit Agreement were not modified. As a result of the Third Amendment, we expensed $0.8 million of deferred financing fees related to the Credit Agreement. We capitalized $4.8 million of new deferred financing fees related to the Third Amendment which, in conjunction with $10.1 million of deferred financing fees remaining related to the Credit Agreement, are being amortized over the term of the revolving and term loan commitments as described below.

The Third Amendment, among other things:

•	consolidated the term loan A-3 into the term loan A-2 and extended the maturity date of the term loan A-2 to August 29, 2021

•
increased the revolving commitment to $1.0 billion from $850 million, and increased the limits under our revolving commitment of swing line loans to $100 million and issued letters of credit to $100 million

•
established a maximum consolidated net leverage ratio at 5.00 to 1.00 and a maximum consolidated senior secured net leverage ratio covenant of 4.00 to 1.00, with a step down to 3.75 to 1.00 after March 31, 2016.

On November 6, 2015 we entered into an amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment extended maturity dates, reset amortization requirements, increased liquidity and added additional operating flexibility under the Credit Agreement. As a result, approximately $1.5 million of costs were expensed and $3.5 million of new deferred financing fees were capitalized related to the Fourth Amendment, resulting in $23.4 million of capitalized fees being subject to amortization over the remaining respective debt maturity dates as of December 31, 2015.

The Fourth Amendment, among other things:

•	added a wholly-owned subsidiary as a borrower

•	extended the maturity dates of the revolving credit facility and the term loan A-1 credit facility to November 6, 2020 and the term loan A-2 credit facility to November 6, 2022

•	increased the term loan A-1 credit facility to $750 million, constituting an increase of $512.5 million

•	increased the term loan A-2 credit facility to $750 million, constituting an increase of $7.5 million

•	established principal payment requirements for the term loan A-1 to 5% per annum, with the balance due at maturity

•	established principal payments requirements for the term loan A-2 to 1% per annum, with the balance due at maturity

•	reduced the applicable interest rate pricing grid by 0.25% for loans under each of the facilities

•	modified the maximum consolidated senior secured net leverage ratio to be set at 4.00 to 1.0 at all times.

We utilized the incremental $520.0 million of aggregate term loan proceeds from the Fourth Amendment, net of transaction related expenses, to reduce outstanding borrowings under the revolving credit facility, thereby increasing availability under the revolving credit facility by the same amount.
As of December 31, 2015, we had outstanding borrowings of $1.6 billion under our current $2.5 billion senior secured credit facilities. We had $7.6 million of outstanding letters of credit issued under the revolving portion of our senior secured credit facilities. We had additional borrowing capacity of approximately $568.0 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance and $865.4 million of additional availability under our $1.0 billion revolving credit facility commitment.
The senior secured credit facilities are secured by security interests and liens on substantially all of our domestic assets, and are guaranteed by our material domestic subsidiaries. As of December 31, 2015, borrowings under the revolving credit facility and term loan A-1 bore interest at a rate of LIBOR plus 2.00% per annum and the term loan A-2 at a rate of LIBOR plus 2.25% per annum.
Senior Unsecured Notes
On September 17, 2014, we issued $500.0 million in aggregate principal amount of senior notes guaranteed by certain of our 100% owned subsidiaries, see Note 18 "Supplemental Guarantor Financial Information." The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year, beginning on April 1, 2015. The net proceeds from the issuance and sale of the notes, after deducting underwriting discounts and commission and offering expenses, was approximately $490.7 million. We utilized the proceeds of the issuance to pay down all outstanding borrowings under our senior secured revolving commitment, with the remaining proceeds increasing our cash balances.
The scheduled maturities of long-term debt at December 31, 2015, were as follows (in thousands):

	Total	Term Loan A-1	Term Loan A-2	Revolver	Senior Unsecured Notes	Capital Lease Obligations	Other Borrowings
2016	$51,449	$37,500	$7,500	$—	$—	$1,415	$5,034
2017	46,380	37,500	7,500	—	—	1,380	—
2018	46,469	37,500	7,500	—	—	1,469	—
2019	46,565	37,500	7,500	—	—	1,565	—
2020	735,465	600,000	7,500	127,000	—	965	—
Thereafter	1,227,440	—	712,500	—	500,000	14,841	99
Total outstanding debt	$2,153,768	$750,000	$750,000	$127,000	$500,000	$21,635	$5,133
Alpro Revolving Credit Facility

On June 29, 2015, Alpro entered into a new revolving credit facility not to exceed €30.0 million ($32.6 million USD) or its currency equivalent. The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit ($32.6 million USD) or its currency equivalent. At December 31, 2015 and December 31, 2014, Alpro did not have any outstanding borrowings. Any borrowings under the facility are due upon maturity on June 29, 2016.
Vega Revolving Credit Facility
On August 27, 2015, Vega entered into an uncommitted revolving credit facility not to exceed $10.0 million CAD ($7.2 million USD). The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Vega and currently bears interest at a rate of 3.70%. At December 31, 2015, there was $7.1 million CAD ($5.1 million USD) outstanding in borrowings under the facility.
Capital Lease Obligations
We are party to leases of certain operating facilities and equipment under capital lease arrangements which bear interest at rates from 3.1% to 8.0% and have expiration dates through 2033. These leases, representing $22.2 million, are included in property, plant, and equipment, net, on the consolidated balance sheets.
10. Derivative Financial Instruments and Fair Value Measurement
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
The following table summarizes the terms of the interest rate swap agreements as of December 31, 2015:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded on our consolidated balance sheet. Losses on these contracts were $5.5 million and $5.3 million for the years ended December 31, 2015 and 2014, respectively and gains on these contracts were $3.4 million for the year ended December 31, 2013. Gains and losses are recorded in other expense (income), net in our consolidated statements of income. A summary of these open swap agreements recorded at fair value in our consolidated balance sheets at December 31, 2015 and 2014 is included in the table below.
Credit risk under these arrangements is believed to be remote as the counterparties to the interest rate swap agreements are major financial institutions; however, if any of the counterparties to the swap agreements become unable to fulfill their obligation, we may lose the financial benefits of these arrangements.
Commodities
We are exposed to commodity price fluctuations, including organic and conventional milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity, but can be longer in limited cases. These contracts are considered normal purchases.
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter hedge contracts from qualified financial institutions for commodities associated with the production and distribution of our products. Certain of these contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the years ended December 31, 2015, 2014, and 2013.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded to cost of sales and selling, distribution and marketing expenses in our consolidated statements of income depending on commodity type. Losses on these contracts were $17.6 million, $10.9 million, and $nil million for the years ended December 31, 2015, 2014, and 2013, respectively.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease or eliminate the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 21% and 19% of our long-lived assets as of December 31, 2015 and 2014, respectively, and 18%, 19%, and 19% of our net sales for the years ended December 31, 2015, 2014, and 2013, respectively. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk primarily consists of the Euro, the British Pound, the Canadian dollar, the Mexican peso and the Chinese CNY related to net sales and expenses in currencies other than the functional currency of the business. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the years ended December 31, 2015, 2014, and 2013.
As of December 31, 2015 and 2014, derivatives recorded at fair value in our consolidated balance sheets were as follows:

	December 31,
	Derivative assets		Derivative liabilities
	2015	2014	2015	2014
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts — current(1)	$483	$1,159	$—	$—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts — current(1)	—	—	15,228	17,562
Commodities contracts — current(1)	—	—	11,093	9,886
Commodities contracts — noncurrent(2)	—	—	1,551	—
Interest rate swap contracts — noncurrent(2)	—	—	3,142	13,853
Total derivatives	$483	$1,159	$31,014	$41,301
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
Under master netting arrangements with the respective counterparties to the Company’s derivative contracts, the Company is allowed to net settle transactions with a single net amount payable by one party to the other and reflects this right of offset in the consolidated balance sheets and as noted in the above table. As of December 31, 2015 and December 31, 2014, the potential effects of these rights of set-off associated with the Company’s derivative contracts, including the effects of collateral, would be an increase to both derivative assets and derivative liabilities of $0.1 million and $nil million, respectively, resulting in gross derivative assets of $0.6 million and $1.2 million, respectively and gross derivative liabilities of $31.1 million and $41.3 million, respectively.
Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income were as follows:

	Year ended December 31 ,
	2015	2014	2013
	(In thousands)
(Gains)/losses on foreign currency contracts(1)	$(1,522)	$547	$358
(Gains)/losses on commodities contracts(2)	—	(1,299)	1,031
___________________________

(1)	Recorded in cost of sales in our consolidated statements of operations.

(2)	Recorded in selling, distribution and marketing expense or cost of sales, depending on commodity type, in our consolidated statements of income.
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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
A summary of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 is as follows:

	Fair value as of
	December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$107	$107	$—	$—
Supplemental Executive Retirement Plan investments	3,164	3,164	—	—
Qualifying insurance policies	10,631	—	—	10,631
Foreign currency contracts	483	—	483	—
Deferred compensation investments	4,359	—	4,359	—
	$18,744	$3,271	$4,842	$10,631
Liabilities:
Commodities contracts	12,644	—	12,644	—
Interest rate swap contracts	18,370	—	18,370	—
	$31,014	$—	$31,014	$—

	Fair value as of
	December 31, 2014	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$25	$25	$—	$—
Supplemental Executive Retirement Plan investments	2,635	2,635	—	—
Qualifying insurance policies	10,401	—	—	10,401
Foreign currency contracts	1,159	—	1,159	—
Deferred compensation investments	4,674	—	4,674	—
	$18,894	$2,660	$5,833	$10,401
Liabilities:
Commodities contracts	9,886	—	9,886	—
Interest rate swap contracts	31,415	—	31,415	—
	$41,301	$—	$41,301	$—

Subsequent to the issuance of the Company’s 2014 consolidated financial statements, the Company determined that its senior unsecured notes were inappropriately included in the fair value of assets and liabilities measured on a recurring basis and at the incorrect amount. This error resulted in the overstatement of the total of fair value of liabilities and Level 1 liabilities in the above table of $516. The prior period amounts disclosed above have been revised to reflect the removal of the amounts and additional disclosure has been added below regarding the fair value of debt in accordance with ASC 825, Financial Instruments¸ for the years ended December 31, 2015 and 2014.  There was no change in total fair value of assets as disclosed in the same footnote.

We sponsor two deferred compensation plans, Pre-2005 Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan, under which certain employees with a base compensation of at least $150,000 historically may elect to defer receiving payment for a portion of their salary and bonus until periods after their respective retirements or upon separation from service. See Note 13 “Employee Retirement Plans.” The investments are classified as trading securities and the assets related to this plan are primarily invested in money mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. Changes in the fair value are recorded in general and administrative expense in our consolidated statements of income.

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The investments are classified as trading securities and are primarily invested in money market funds and held at fair value. We classify these assets as Level 1 as fair value can be corroborated based on quoted market prices for identical instruments in active markets. Changes in the fair value are recorded in general and administrative expense in our consolidated statements of income.
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

We estimate the fair value of our senior unsecured notes primarily using based on quoted market prices in markets that are not active. The estimated fair value of our senior unsecured notes approximated the carrying value of $521.3 million and $516.3 million as of December 31, 2015 and 2014, respectively. If measured at fair value in the consolidated balance sheets, our senior unsecured notes would be classified in Level 2 of the fair value hierarchy.
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
At December 31, 2015, our qualified pension plan investments are comprised of qualifying insurance policies and the guaranteed premiums are invested in the general assets of the insurance company. We classify these assets as Level 3 as there is little or no market data to support the fair value. The qualifying insurance policies are valued at the amount guaranteed by the insurer to pay out the insured benefits. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities. See Note 13 “Employee Retirement Plans.”
11. Share-Based Compensation

Under the Amended and Restated 2012 Stock Incentive Plan (the "2012 SIP"), a total of 26,850,000 shares of our common stock were reserved for issuance upon the exercise of stock options or the vesting of restricted stock units (“RSUs”), performance stock units ("PSUs") or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also permits awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted to our employees under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control, except for PSUs and all equity awards granted after 2014 to the Company’s executive officers. Unvested awards vest immediately in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon an employee’s death or qualified disability, and (iii) except for awards granted in connection with the Company’s initial public offering, an employee with 10 years of service retires after reaching the age of 55.

Share-Based Compensation Expense

The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability award classified plans in the years ended December 31, 2015, 2014, and 2013.

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Share-based compensation expense:
Equity awards:
WhiteWave Stock options	$11,038	$10,741	$8,371
WhiteWave RSUs	16,069	15,907	9,060
WhiteWave PSUs	5,382	—	—
Equity awards share-based compensation expense	32,489	26,648	17,431

Liability awards:
WhiteWave Phantom shares	908	2,658	6,607
WhiteWave SARs	4,929	1,134	859
Liability awards share-based compensation expense	$5,837	$3,792	$7,466
Total share-based compensation expense	$38,326	$30,440	$24,897

Expense is recognized for employee share-based compensation awards one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date, unless the employee is retirement age of 65 or is 55 years of age and has 10 years of service, then all share-based compensation expense is recognized at the time of grant and recorded within general and administrative expense.
Stock Options
Under the terms of the 2012 SIP, our employees may be granted options to purchase our common stock at a price equal to the market price on the date the option is granted. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2015	2014	2013
Expected volatility	28% - 29%	28% - 29%	28%
Expected dividend yield	0%	0%	0%
Expected option term	6 years	6 years	6 years
Risk-free rate of return	1.45% to 1.91%	1.82% to 2.10%	1.13% to 1.66%
Forfeiture rate	0%	0%	3%
Since the Company’s common stock did not have a long history of being publicly traded at grant date, the expected term was determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The expected volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the average implied yield available on five-year and seven-year U.S. Treasury issues. The forfeiture rates are based on historical rates and the Company elected to use a 0% forfeiture rate due to historically immaterial forfeiture rates. We have not paid, and do not anticipate paying, a cash dividend on our common stock.
The following table summarizes stock option activity during the year ended December 31, 2015:

	Number of options	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
Options outstanding at January 1, 2015	11,349,286	$18.03
Granted	714,385	39.57
Forfeited, canceled and expired(1)	(32,166)	27.64
Exercised	(2,590,702)	19.80
Options outstanding at December 31, 2015	9,440,803	$19.14	5.94	$187,165,044
Options vested and expected to vest at December 31, 2015	9,440,803	$19.14	5.94	$187,165,044
Options exercisable at December 31, 2015	7,640,471	$16.82	5.38	$168,746,335
___________________________

(1)
Pursuant to the terms of the 2012 SIP, options that are forfeited, canceled or expired may be available for future grants; however shares delivered to or withheld by the Company for the payment of the exercise price of an option and/or tax withholding related to an exercise, and shares subject to an option that are not issued upon the net exercise of such option, are not added back to the pool of shares available for future awards.

The following table summarizes information about options outstanding at December 31, 2015:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$9.38 to 9.52	827,187	5.05	$9.50	827,187	$9.50
11.10	1,270,336	6.13	11.10	1,270,336	11.10
13.39 to 13.76	348,079	4.16	13.40	348,079	13.40
15.16	1,122,261	7.13	15.16	741,312	15.16
15.17 to 16.91	64,365	6.59	15.86	56,306	15.71
17.00	2,152,183	6.82	17.00	2,152,183	17.00
18.05 to 23.33	1,414,252	3.11	20.98	1,319,882	20.87
23.62 to 26.91	985,779	7.76	26.78	380,003	26.58
27.69 to 38.96	1,194,639	5.79	33.89	545,183	28.56
40.17 to 51.62	61,722	9.70	47.18	—	—

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Weighted average grant date fair value per share of options granted	$12.32	$8.62	$4.42
Intrinsic value of options exercised	66,036	12,158	2,616
Fair value of shares vested	11,666	6,281	4,006
Tax benefit related to stock option expense	3,816	3,864	2,769
During the year ended December 31, 2015, we received $14.7 million of cash from stock option exercises. At December 31, 2015, there was $7.1 million of total unrecognized stock option expense, all of which is related to non-vested options. This compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.36 years.
Restricted Stock Units
RSUs are issued to certain senior employees under the 2012 SIP as part of the long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.
The following table summarizes RSU activity during the year ended December 31, 2015:

RSUs outstanding January 1, 2015	1,347,855
RSUs granted	343,496
Shares issued upon vesting of RSUs (including tax withholding)(1)	(826,976)
RSUs canceled(1)	(25,123)
RSUs outstanding at December 31, 2015	839,252
Weighted average grant date fair value per share	$30.02
___________________________

(1)
Pursuant to the terms of the 2012 SIP, RSUs that are canceled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are not added back to the pool of shares available for future awards.

The following table summarizes nonvested RSU activity during the year ended December 31, 2015:

Nonvested RSUs outstanding January 1, 2015	1,096,611
RSUs granted	343,496
RSUs vested	(595,688)
RSUs canceled (1)	(25,123)
Nonvested RSUs outstanding at December 31, 2015	819,296
Weighted average grant date fair value per share	$30.22
___________________________

(1)
Pursuant to the terms of the SIP, employees have the option of withholding RSUs to cover their tax withholding when shares are issued. RSUs that are canceled or forfeited may be available for future grants.

The following table summarizes information about our RSU grants and related tax benefit during the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Weighted average grant date fair value per RSU granted	$39.41	$26.79	$15.20
Tax benefit related to RSU expense	5,033	5,109	1,408

At December 31, 2015, there was $11.7 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.39 years.

Performance Stock Units
In February 2015, we granted PSUs to our executive officers under the 2012 SIP as part of our long-term incentive compensation program. PSUs vest based on a comparison of the Company’s diluted adjusted EPS growth over the three-year performance period to the diluted adjusted EPS growth of companies in the S&P 500 over the same period. In the first year, one third of the PSUs will vest based on our diluted adjusted EPS growth in that year compared to the one-year diluted adjusted EPS growth of S&P 500 companies. In the second year, one third of the PSUs will vest based on our cumulative diluted adjusted EPS growth over the past two years compared to the cumulative two-year diluted adjusted EPS growth of S&P 500 companies. In the third year, one third of the PSUs will vest based on our cumulative diluted adjusted EPS growth over the past three years compared to the cumulative three-year diluted adjusted EPS growth of S&P 500 companies. PSUs will be converted to common stock upon vesting and the payout range is 0 to 200%.

We recognize share-based compensation expense in the consolidated statements of income over the three year performance period based on the Company’s estimated relative performance for each vesting tranche. Accordingly, in 2015 we recognize 100% of the estimated first year expense, 50% of the estimated second year expense and 33.3% of the estimated third year expense. At December 31, 2015, we have expensed based upon a target payout assumption of 200% for the first year, 150% for the second year and 133% for the third year.

The following table summarizes PSU activity during the year ended December 31, 2015:

PSUs outstanding at January 1, 2015	—
PSUs granted	107,358
Shares issued upon vesting of PSUs (1)	—
PSUs canceled (1)	—
PSUs outstanding at December 31, 2015	107,358
Weighted average grant date fair value per share	$38.96
___________________

(1)
Pursuant to the terms of the 2012 SIP, PSUs that are canceled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's tax withholding related to a PSU vesting are not added back to the pool of shares available for future awards.

The following table summarizes nonvested PSU activity during the year ended December 31, 2015:

Nonvested PSUs outstanding January 1, 2015	—
PSUs granted	107,358
PSUs vested	—
PSUs canceled (1)	—
Nonvested PSUs outstanding at December 31, 2015	107,358
Weighted average grant date fair value per share	$38.96
____________________

(1)
Pursuant to the terms of the SIP, employees have the option of withholding PSUs to cover their tax withholding when shares are issued. PSUs that are canceled or forfeited may be available for future grants.

The following table summarizes information about our PSU grants and related tax benefit during the year ended December 31, 2015:

Weighted average grant date fair value per PSU granted	$38.96
Tax benefit related to PSU expense	1,880

At December 31, 2015 there was $1.4 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted average remaining vesting period of 1.38 years.

Phantom Shares
We previously granted phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards is re-measured at each reporting period. A corresponding liability has been recorded in current liabilities in our consolidated balance sheet totaling $0.2 million and $0.8 million as of December 31, 2015 and 2014, respectively. The 2015 cash settlement of WhiteWave phantom shares was $1.0 million.
The following table summarizes the phantom share activity during the year ended December 31, 2015:

	Shares	Weighted average grant date fair value per share
Outstanding at January 1, 2015	32,146	$16.19
Granted	—	—
Converted/paid	(25,065)	16.48
Forfeited	(514)	15.16
Outstanding at December 31, 2015	6,567	$15.16
The following table summarizes nonvested phantom share activity during the year ended December 31, 2015:

Nonvested phantom shares outstanding at January 1, 2015	32,146
Phantom shares granted	—
Phantom shares vested	(25,065)
Phantom shares canceled or forfeited	(514)
Nonvested phantom shares outstanding at December 31, 2015	6,567
Weighted average grant date fair value per share	$15.16
Stock Appreciation Rights
We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date. We have not granted any SARs since 2013.
The fair value of each SAR is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2015	2014	2013
Expected volatility	—	—	28%
Expected dividend yield	—	—	0%
Expected option term	0 years	0 years	6 years
Risk-free rate of return	—	—	1.13% to 1.66%
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
The fair value of the awards is re-measured at each reporting period. A liability has been recorded in current liabilities in our consolidated balance sheets totaling $2.7 million and $1.1 million as of December 31, 2015 and 2014, respectively. The following table summarizes SAR activity during the year ended December 31, 2015:

	Number of SARs	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
SARs outstanding at January 1, 2015	263,520	$16.49
Granted	—	—
Forfeited and canceled(1)	(1,863)	15.16
Exercised	(139,626)	16.54
SARs outstanding at December 31, 2015	122,031	$16.45	6.91	$2,741,426
SARs vested and expected to vest at December 31, 2015	122,031	$16.45	6.91	$2,741,426
SARs exercisable at December 31, 2015	98,235	$16.76	6.86	$2,176,271
___________________________

(1)	Pursuant to the terms of the SIP, SARs that are canceled or forfeited may be available for future grants.

The following table summarizes nonvested SARs activity during the year ended December 31, 2015:

Nonvested SARs outstanding at January 1, 2015	116,480
SARs granted	—
SARs vested	(90,821)
SARs canceled or forfeited	(1,863)
Nonvested SARs outstanding at December 31, 2015	23,796
Weighted average grant date fair value per share	$15.16
12. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component for the years ended December 31, 2015 and 2014 were as follows (net of tax):

	Derivative instruments(1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
	(In thousands)
Balance at January 1, 2015	$774	$(2,050)	$(59,842)	$(61,118)
Other comprehensive income (loss) before reclassifications	(1,791)	1,374	(71,436)	(71,853)
Amounts reclassified from accumulated other comprehensive income (loss)	1,522	(85)	—	1,437
Other comprehensive income (loss), net of taxes of ($321)	(269)	1,289	(71,436)	(70,416)
Balance at December 31, 2015	$505	$(761)	$(131,278)	$(131,534)

	Derivative instruments(1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
	(In thousands)
Balance at January 1, 2014	$205	$(793)	$(7,852)	$(8,440)
Other comprehensive income (loss) before reclassifications	(183)	(2,080)	(51,990)	(54,253)
Amounts reclassified from accumulated other comprehensive income (loss)	752	823	—	1,575
Other comprehensive income (loss), net of taxes of ($406)	569	(1,257)	(51,990)	(52,678)
Balance at December 31, 2014	$774	$(2,050)	$(59,842)	$(61,118)

	Derivative instruments(1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
	(In thousands)
Balance at January 1, 2013	$(294)	$(1,818)	$(25,576)	$(27,688)
Other comprehensive income before reclassifications	1,888	1,115	17,724	20,727
Amounts reclassified from accumulated other comprehensive income (loss)	(1,389)	(90)	—	(1,479)
Other comprehensive income (loss), net of taxes of $796	499	1,025	17,724	19,248
Balance at December 31, 2013	$205	$(793)	$(7,852)	$(8,440)
___________________________

(1)
The accumulated other comprehensive loss reclassification components affect cost of sales and selling, distribution and marketing. See Note 10 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 13 “Employee Retirement Plans.”

13. Employee Retirement Plans
Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans were eligible to participate in one or more of our plans. In addition, we contribute to one multiemployer pension plan on behalf of our employees. During 2015, 2014, and 2013, our retirement plans expenses were as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Defined contribution plans	$4,877	$3,397	$3,163
Defined benefit plans	1,776	951	2,050
Multiemployer pension and certain union plans	1,820	1,758	1,683
Total	$8,473	$6,106	$6,896
Defined Contribution Plans

The WhiteWave Foods Company 401(k) Plan allows certain of our non-union personnel to participate in a savings plan sponsored by the Company. This plan provides for contributions by the participants of between 1% and 20% from January 1, 2014 to March 31, 2014 and between 1% and 50% from April 1, 2014 to December 31, 2015 and provides for matching contributions by the employer up to 4% of a participant’s annual compensation. In addition, certain union hourly employees are participants in the Company-sponsored defined contribution plan, which provide for employer matching contributions in various amounts ranging from 3% to 5% per pay period per participant.

In 2014, Earthbound's plan provided for contributions by the participants between 1% and 60% and safe harbor matching contributions by the employer of up to 4% of participant’s annual compensation. Earthbound's defined contribution plan was merged into WhiteWave’s defined contribution plan as of January 1, 2015. As of December 31, 2015, we had no other material defined contribution plans.
Alpro Defined Benefit Plans
We have separate, stand-alone defined benefit pension plans. The benefits under our Alpro defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under local regulations plus additional amounts as management deems appropriate.
Included in accumulated other comprehensive income loss at December 31, 2015, 2014, and 2013 are the following amounts that have not yet been recognized in net periodic pension cost:

	December 31,
	2015	2014	2013
	(In thousands)
Unrecognized prior service credits (costs) net of tax of $1.4, $1.6, and ($60.6)	$2.7	$3.2	$(129.5)
Unrecognized actuarial losses net of tax of $384.2, $1,042.8, and $317.1	751.3	2,042.3	676.9
The prior service costs and actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the year ended December 31, 2016 are:

Year ended December 31,
2016
(In thousands)
Prior service credit net of tax of $0.1	$0.2
Actuarial losses net of tax of $1.6	(3.1)
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2015 and 2014, and the funded status of the plans at December 31, 2015 and 2014, is as follows:

	Year ended December 31,
	2015	2014
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of the year	$16,735	$17,009
Service cost	1,630	1,636
Interest cost	310	545
Plan curtailments	—	(882)
Plan settlements	—	(1,439)
Actuarial (gain)/loss	(1,571)	2,537
Benefits paid	(58)	(511)
Expenses paid	(17)	(17)
Exchange rate changes	(1,718)	(2,143)
Benefit obligation, end of year	15,311	16,735
Change in Plan Assets:
Fair value of plan assets at beginning of year	10,401	11,731
Actual return on plan assets	263	648
Employer contributions to plan	1,134	1,361
Plan settlements	—	(1,439)
Benefits paid	(58)	(511)
Expenses paid	(17)	(17)
Exchange rate changes	(1,092)	(1,372)
Fair value of plan assets, end of year	10,631	10,401
Funded status at end of year	$(4,680)	$(6,334)
During 2014, as a result of the sale of the SoFine business, the related pension plan was terminated thereby resulting in a plan curtailment and plan settlement as recorded above.
The underfunded status of the plans of $4.7 million at December 31, 2015 is recognized in our consolidated balance sheet as a non-current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2016. We expect to contribute $1.2 million to the pension plans in 2016.
A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2015 and 2014 is as follows:

	Year ended December 31,
	2015	2014
Weighted average discount rate	2.50%	2.03%
Rate of compensation increase	3.92%	3.92%
A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2015, 2014, and 2013 is as follows:

	Year ended December 31,
	2015	2014	2013
Weighted average discount rate	2.03%	3.79%	3.50%
Expected return on assets	2.50%	3.79%	3.71%
Rate of compensation increase	3.92%	3.87%	3.88%

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,630	$1,636	$1,771
Interest cost	310	545	545
Expected return on plan assets	(251)	(407)	(356)
Amortization:
Prior service cost	(1)	2	17
Unrecognized net loss	88	3	73
Curtailment gain	—	(690)	—
Settlement gain	—	(138)	—
Net periodic benefit cost	$1,776	$951	$2,050
The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.
Pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Projected benefit obligation	$15,311	$16,735	$3,601
Accumulated benefit obligation	11,585	12,115	3,206
Fair value of plan assets	10,631	10,401	1,902
The accumulated benefit obligation for all defined benefit plans was $11.6 million, $12.1 million, and $12.3 million at December 31, 2015, 2014, and 2013, respectively.
The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate uses a model that reflects a bond yield curve constructed from high-quality corporate or foreign government bonds, for which the timing of cash outflows approximate the estimated payments. The weighted average discount rate was increased from 2.0% at December 31, 2014 to 2.5% at December 31, 2015, which will decrease the net periodic benefit cost in 2016.
At December 31, 2015, our qualified pension plan investments are comprised of qualifying insurance policies and the guaranteed premiums are invested in the general assets of the insurance company. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities. The mortality tables utilized within the 2015 valuation included the following: Belgium - Standard official tables used MR/FR, Germany - Richttafeln 2005 G of Klaus Heubeck, Netherlands - Prognosetafel AG 2014 based on income class high-middle.
Estimated pension plan benefit payments to our participants for the next ten years are as follows (in thousands):

2016	$224
2017	74
2018	203
2019	1,861
2020	198
Next five years	2,660
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, we follow a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of our defined benefit plans’ consolidated assets. We classify the qualifying insurance policies as Level 3 as there is little or no market data for the unobservable inputs, which requires development of assumptions. The qualifying insurance policies are valued at the amount guaranteed by the insurer to pay out the insured benefits. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities. See Note 10 “Derivative Financial Instruments and Fair Value Measurement.”
A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014 is as follows:

Consolidated Assets
(In thousands)
Balance at January 1, 2014	$11,731
Actual return on plan assets relating to instruments still held at reporting date	648
Purchases, sales and settlements (net)	(607)
Exchange rate changes	(1,371)
Balance at December 31, 2014	10,401
Actual return on plan assets relating to instruments still held at reporting date	263
Purchases, sales and settlements (net)	1,059
Exchange rate changes	(1,092)
Balance at December 31, 2015	$10,631
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

Our participation in the multiemployer plan for the year ended December 31, 2015 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2015 and 2014 is for the plan’s year-end at December 31, 2014 and December 31, 2013, respectively. The zone status is based on information that we obtained from the plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension fund	Employer identification number	Pension plan number	PPA Zone status		FIP/RP status pending/ implemented	Extended amortization provisions	Expiration date of associated collective-bargaining agreement
			2015	2014
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	February 2020
___________________________

(1)
We are party to one collective bargaining agreement in this multiemployer Western Conference of Teamsters Pension Plan which requires contributions. We are also party to two other collective bargaining agreements whose defined contribution plans are 401(k) plans that require matching contributions. These agreements cover a large number of employee participants and expire in February of 2020.

Information regarding our contributions to our multiemployer pension plan is shown in the table below. There are no changes that materially affected the comparability of our contributions to the plan during the years ended December 31, 2015, 2014, and 2013 (in thousands).

	Employer identification number	Pension plan number	The WhiteWave Foods Company			Surcharge imposed
Pension fund			2015	2014	2013
Western Conference of Teamsters Pension Plan	91-6145047	001	$1,820	$1,758	$1,683	No
During the 2015, 2014, and 2013 plan years, our contributions did not exceed 5% of total plan contributions.
Deferred Compensation Plans
We sponsor two deferred compensation plans, Pre-2005 Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan, under which certain employees with a base compensation of at least $150,000 historically may elect to defer receiving payment for a portion of their salary and bonus until periods after their respective retirements or upon separation from service. The amounts deferred are partially funded and are unsecured obligations of the Company, receiving no preferential standing. The participants in these plans may choose from a number of externally managed mutual fund investments, money market funds and stocks and their investment balances track the rates of return for these accounts. Amounts payable, including accrued deemed interest, totaled $4.8 million and $4.7 million at December 31, 2015 and 2014, respectively, which were included in other long-term liabilities in the consolidated balance sheets. The assets related to these plans are primarily invested in money market mutual funds and are recorded at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. See Note 10 “Derivative Financial Instruments and Fair Value Measurement.”
14. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $34.2 million, $16.7 million, and $15.6 million for 2015, 2014, and 2013, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net on the consolidated balance sheets.

Future minimum payments at December 31, 2015, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating leases
(In thousands)
2016	$22,270
2017	18,189
2018	11,380
2019	8,881
2020	5,596
Thereafter	24,410
Total minimum lease payments	$90,726
We have entered into various contracts, in the normal course of business, obligating us to purchase minimum quantities of raw materials used in our production and distribution processes. In addition, we have contractual obligations to purchase various services that are part of our production process.
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
15. Segment and Customer Information
Our business is organized into three operating and reportable segments, Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages, based on our go-to-markets strategies, customer bases, and the objectives of our businesses. Our segments align with how our chief operating decision maker, our CEO, monitors operating performance, allocates resources, and deploys capital.
The Americas Foods & Beverages segment offers products in the plant-based foods and beverages, coffee creamers and beverages, and premium dairy product categories throughout North America, our Americas Fresh Foods segment offers organic salads, fruits and vegetables throughout North America, and our Europe Foods & Beverages segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force and independent brokers and distributors. We utilize eleven production facilities, multiple distribution centers, and three strategic co-packers across the United States. Additionally, we have three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize third-party co-packers across Europe for certain products.
We evaluate the performance of our segments based on sales and operating income. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.
Expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other.”
The following table presents the summarized income statement amounts by segment:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Total net sales:
Americas Foods & Beverages	$2,767,857	$2,350,825	$2,123,997
Americas Fresh Foods	565,875	575,283	—
Europe Foods & Beverages	532,563	510,497	418,066
Total	$3,866,295	$3,436,605	$2,542,063
Operating income:
Americas Foods & Beverages	$333,957	$264,197	$215,155
Americas Fresh Foods	25,354	47,723	—
Europe Foods & Beverages	67,506	52,673	20,879
Total reportable segment operating income	426,817	364,593	236,034
Corporate and other	(94,611)	(97,907)	(78,602)
Total operating income	$332,206	$266,686	$157,432
Other expense (income):
Interest expense	58,127	36,972	18,027
Other expense (income), net	6,343	5,266	(3,829)
Income from continuing operations before income tax	$267,736	$224,448	$143,234
Depreciation and amortization:
Americas Foods & Beverages	$72,334	$62,290	$59,717
Americas Fresh Foods	25,759	25,771	—
Europe Foods & Beverages	19,734	21,143	21,628
Corporate	2,192	1,363	560
Total	$120,019	$110,567	$81,905
The following tables present sales amounts by product categories:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Total net sales:
Americas Foods & Beverages
Plant-based food and beverages	$919,793	$715,667	$627,716
Coffee creamers and beverages	1,090,018	990,998	913,517
Premium dairy	758,046	644,160	582,764
Americas Foods & Beverages net sales	2,767,857	2,350,825	2,123,997

Americas Fresh Foods
Organic salads, fruits and vegetables	565,875	575,283	—
Americas Fresh Foods net sales	565,875	575,283	—

Europe Foods & Beverages
Europe Foods & Beverages net sales	532,563	510,497	418,066
Total net sales	$3,866,295	$3,436,605	$2,542,063
The following tables present assets, long-lived assets, and capital expenditures by segment:

	As of December 31,
	2015	2014	2013
	(In thousands)
Assets:
Americas Foods & Beverages	$2,823,108	$1,935,524	$1,588,104
Americas Fresh Foods	732,880	713,211	—
Europe Foods & Beverages	605,843	561,852	559,785
Corporate	67,038	108,480	99,129
Total	$4,228,869	$3,319,067	$2,247,018
Long-lived Assets:
Americas Foods & Beverages	$720,516	$638,618	$484,739
Americas Fresh Foods	173,716	157,079	—
Europe Foods & Beverages	236,918	184,506	163,860
Corporate	6,371	13,004	11,084
Total	$1,137,521	$993,207	$659,683

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Capital expenditures:
Americas Foods & Beverages	$135,038	$208,623	$128,877
Americas Fresh Foods	37,258	28,497	—
Europe Foods & Beverages	89,000	62,147	20,732
Corporate	378	3,007	5,869
Total	$261,674	$302,274	$155,478
Significant Customers
The Company had a single customer that represented 13.7%, 14.6%, and 17.5% of our consolidated net sales in 2015, 2014, and 2013, respectively. Sales to this customer were primarily included in our Americas Foods & Beverages segment.
16. Related Party Transactions
Related Party Arrangements
During the years ended December 31, 2015, 2014, and 2013, we utilized manufacturing facilities and resources managed by affiliates of Dean Foods to conduct our business. The expenses associated with these transactions, which primarily relate to co-packing certain of our products, are included in cost of sales in our consolidated statements of income. As of May 2013, Dean Foods was no longer a related party.
Agreements with Dean Foods
Sales and Distribution Agreement — We entered into an agreement with two wholly-owned subsidiaries of Dean Foods, Suiza Dairy Group, LLC (“Suiza Dairy”) and Dean Dairy Holdings, LLC (“Dean Dairy”) on August 1, 2012, pursuant to which those subsidiaries continue to sell and distribute certain WhiteWave products. This agreement modified our historical intercompany arrangements and reflected new pricing. This agreement remains in effect as of December 31, 2015.
Co-Packing Agreement — We entered into a separate manufacturing agreement with Suiza Dairy and Dean Dairy on August 2, 2012 pursuant to which those subsidiaries continue manufacturing WhiteWave fresh organic milk products on our behalf. The agreement formalized our historical intercompany arrangements. This agreement remains in effect as of December 31, 2015.
Cream Supply Agreement — We also entered into a supply agreement with Suiza Dairy and Dean Dairy pursuant to which we continue to purchase cream from such subsidiaries for an initial term ending December 31, 2013, with an option for us to renew for up to four one-year terms. We have renewed through December 31, 2016. This agreement formalizes our historical intercompany arrangements and does not impact comparability in our consolidated statements of income for the years ended December 31, 2015, 2014, and 2013.
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
Transition Services Agreement — We and Dean Foods also entered into a transition services agreement to cover certain continued corporate services provided by us and Dean Foods to each other following completion of our initial public offering. We paid Dean Foods mutually agreed-upon fees for their services which completed in 2014, and Dean Foods pays us mutually agreed-upon fees for our services. In 2013, Dean Foods charged us $19.0 million and we charged Dean Foods $3.0 million for services rendered under the transition services agreement since its effective date. In 2014, Dean Foods charged us $2.2 million and we charged Dean Foods $0.7 million for services rendered under the transition services agreement. In 2015, we charged Dean Foods $0.5 million for services rendered under the transition services agreement. The transition services agreement was completed during 2015.
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

	Year ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$168,393	$140,185	$99,041
Denominator:
Weighted average common shares	175,511,811	174,013,700	173,120,689
Basic earnings per share	$0.96	$0.81	$0.57
Diluted earnings per share computation:
Numerator:
Net income	$168,393	$140,185	$99,041
Denominator:
Weighted average common shares — basic	175,511,811	174,013,700	173,120,689
Stock option conversion(1)	3,905,133	3,268,052	820,743
Stock units(2)	668,005	668,164	640,036
Weighted average common shares — diluted	180,084,949	177,949,916	174,581,468
Diluted earnings per share	$0.94	$0.79	$0.57
___________________________

(1)	387,325, 3,599, and 4,045,309 anti-dilutive options were excluded from the calculation for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)	4,872, 1,344, and 10 anti-dilutive RSUs were excluded from the calculation for the years ended December 31, 2015, 2014, and 2013, respectively.
18. Supplemental Guarantor Financial Information

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

The following condensed consolidating financial information presents the balance sheets as of December 31, 2015 and 2014, and the statements of comprehensive income and cash flows for each of the three years ended December 31, 2015, 2014, and 2013 for the Parent, guarantor subsidiaries and non-guarantor subsidiaries and elimination adjustments.

Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,282	$36,328	$—	$38,610
Trade receivables, net of allowance	2,649	200,808	54,091	—	257,548
Inventories	—	232,757	46,755	(8,775)	270,737
Prepaid expenses and other current assets	15,442	11,070	13,270	—	39,782
Intercompany receivables	1,878,299	686,469	37,962	(2,602,730)	—
Total current assets	1,896,390	1,133,386	188,406	(2,611,505)	606,677
Investment in unconsolidated entity	2,983	—	27,789	—	30,772
Investment in consolidated subsidiaries	2,156,856	943,501	—	(3,100,357)	—
Property, plant, and equipment, net	6,169	893,594	237,758	—	1,137,521
Identifiable intangible and other assets, net	34,441	663,101	365,316	(24,281)	1,038,577
Goodwill	—	991,085	424,237	—	1,415,322
Total Assets	$4,096,839	$4,624,667	$1,243,506	$(5,736,143)	$4,228,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,713	$374,483	$127,517	$—	$549,713
Current portion of debt and capital lease obligations	45,000	1,415	5,034	—	51,449
Income taxes payable	—	—	3,043	—	3,043
Intercompany payables	710,984	1,866,496	25,250	(2,602,730)	—
Total current liabilities	803,697	2,242,394	160,844	(2,602,730)	604,205
Long-term debt and capital lease obligations, net of debt issuance costs	2,058,621	20,219	100	—	2,078,940
Deferred income taxes	—	200,642	116,965	(24,281)	293,326
Other long-term liabilities	23,613	4,556	13,321	—	41,490
Total liabilities	2,885,931	2,467,811	291,230	(2,627,011)	3,017,961
Total shareholders' equity	1,210,908	2,156,856	952,276	(3,109,132)	1,210,908
Total Liabilities and Shareholders' Equity	$4,096,839	$4,624,667	$1,243,506	$(5,736,143)	$4,228,869

Condensed Consolidating Balance Sheets

	December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$524	$49,716	$—	$50,240
Trade receivables, net of allowance	317	134,352	58,023	—	192,692
Inventories	—	182,770	32,899	—	215,669
Prepaid expenses and other current assets	18,014	18,318	13,991	—	50,323
Intercompany receivables	1,087,095	504,442	—	(1,591,537)	—
Total current assets	1,105,426	840,406	154,629	(1,591,537)	508,924
Equity method investments	—	3,000	40,160	—	43,160
Investment in consolidated subsidiaries	1,968,899	438,832	—	(2,407,731)	—
Property, plant, and equipment, net	7,953	795,696	189,558	—	993,207
Identifiable intangible and other assets, net	41,327	600,592	96,877	(33,296)	705,500
Goodwill	—	916,482	151,794	—	1,068,276
Total Assets	$3,123,605	$3,595,008	$633,018	$(4,032,564)	$3,319,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,478	$319,247	$109,039	$—	$469,764
Current portion of debt and capital lease obligations	20,000	1,158	—	—	21,158
Income taxes payable	—	—	496	—	496
Intercompany payables	504,442	1,062,081	25,014	(1,591,537)	—
Total current liabilities	565,920	1,382,486	134,549	(1,591,537)	491,418
Long-term debt and capital lease obligations, net of debt issuance costs	1,451,384	20,822	—	—	1,472,206
Deferred income taxes	—	221,241	48,907	(33,296)	236,852
Other long-term liabilities	29,814	1,560	10,730	—	42,104
Total liabilities	2,047,118	1,626,109	194,186	(1,624,833)	2,242,580
Total shareholders' equity	1,076,487	1,968,899	438,832	(2,407,731)	1,076,487
Total Liabilities and Shareholders' Equity	$3,123,605	$3,595,008	$633,018	$(4,032,564)	$3,319,067

Condensed Consolidating Statements of Comprehensive Income

	Year ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$3,318,001	$584,486	$(36,192)	$3,866,295
Cost of sales	—	2,241,359	334,437	(32,766)	2,543,030
Gross profit	—	1,076,642	250,049	(3,426)	1,323,265
Operating expenses:
Selling, distribution, and marketing	—	582,859	123,065	—	705,924
General and administrative	84,263	137,215	63,657	—	285,135
Total operating expenses	84,263	720,074	186,722	—	991,059
Operating (loss) income	(84,263)	356,568	63,327	(3,426)	332,206
Other expense (income):
Interest expense	56,779	989	359	—	58,127
Other (income) expense, net	(138,816)	141,279	3,880	—	6,343
Total other expense (income)	(82,037)	142,268	4,239	—	64,470
Income (loss) before income taxes and equity in earnings of subsidiaries	(2,226)	214,300	59,088	(3,426)	267,736
Income tax (benefit) expense	(4,822)	81,152	11,578	—	87,908
Income (loss) before loss in equity method investments and equity in earnings of subsidiaries	2,596	133,148	47,510	(3,426)	179,828
Loss in equity method investments	718	—	10,717	—	11,435
Equity in earnings of consolidated subsidiaries	166,515	33,367	—	(199,882)	—
Net income	168,393	166,515	36,793	(203,308)	168,393
Other comprehensive loss, net of tax	(70,416)	(70,416)	(70,416)	140,832	(70,416)
Comprehensive income (loss)	$97,977	$96,099	$(33,623)	$(62,476)	$97,977

Condensed Consolidating Statements of Comprehensive Income

	Year ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,926,108	$510,497	$—	$3,436,605
Cost of sales	—	1,991,748	291,693	—	2,283,441
Gross profit	—	934,360	218,804	—	1,153,164
Operating expenses:
Selling, distribution, and marketing	—	505,567	116,299	—	621,866
General and administrative	92,122	117,938	55,618	—	265,678
Asset disposal and exit costs	—	(1,066)	—	—	(1,066)
Total operating expenses	92,122	622,439	171,917	—	886,478
Operating (loss) income	(92,122)	311,921	46,887	—	266,686
Other (income) expense:
Interest expense	35,555	1,219	198	—	36,972
Other (income) expense, net	(131,251)	134,037	2,480	—	5,266
Total other (income) expense	(95,696)	135,256	2,678	—	42,238
Income from operations before income taxes and equity in earnings of subsidiaries	3,574	176,665	44,209	—	224,448
Income tax expense	9,378	60,010	8,891	—	78,279
Income (loss) before loss in equity method investments and equity in earnings of subsidiaries	(5,804)	116,655	35,318	—	146,169
Loss in equity method investments	—	—	5,984	—	5,984
Equity in earnings of consolidated subsidiaries	145,989	29,334	—	(175,323)	—
Net income	140,185	145,989	29,334	(175,323)	140,185
Other comprehensive loss, net of tax	(52,678)	(52,678)	(53,247)	105,925	(52,678)
Comprehensive income (loss)	$87,507	$93,311	$(23,913)	$(69,398)	$87,507

Condensed Consolidating Statements of Comprehensive Income

	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,085,421	$418,066	$—	$2,503,487
Net sales to related parties	—	37,063	—	—	37,063
Transitional sales fees	—	1,513	—	—	1,513
Total net sales	—	2,123,997	418,066	—	2,542,063
Cost of sales	—	1,386,336	248,310	—	1,634,646
Gross profit	—	737,661	169,756	—	907,417
Operating expenses:
Selling, distribution, and marketing	—	435,120	93,113	—	528,233
General and administrative	76,178	72,960	48,388	—	197,526
Asset disposal and exit costs	—	14,426	9,800	—	24,226
Total operating expenses	76,178	522,506	151,301	—	749,985
Operating income (loss)	(76,178)	215,155	18,455	—	157,432
Other (income) expense:
Interest expense	17,944	—	83	—	18,027
Other (income) expense, net	(90,608)	84,776	2,003	—	(3,829)
Total other (income) expense	(72,664)	84,776	2,086	—	14,198
Income (loss) before income taxes and equity in earnings of subsidiaries	(3,514)	130,379	16,369	—	143,234
Income tax (benefit) expense	(1,102)	44,655	640	—	44,193
Income (loss) before equity in earnings of subsidiaries	(2,412)	85,724	15,729	—	99,041
Equity in earnings of consolidated subsidiaries	101,453	15,729	—	(117,182)	—
Net income	99,041	101,453	15,729	(117,182)	99,041
Other comprehensive income, net of tax	19,248	19,248	18,520	(37,768)	19,248
Comprehensive income	$118,289	$120,701	$34,249	$(154,950)	$118,289

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$44,087	$210,307	$60,912	$—	$315,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	(701)	—	—	—	(701)
Payments for acquisitions, net of cash acquired	—	(159,208)	(548,397)	—	(707,605)
Payments for property, plant, and equipment	(178)	(177,074)	(81,236)	—	(258,488)
Intercompany contributions	(674,864)	—	—	674,864	—
Proceeds from sale of fixed assets	—	2,183	6,779	—	8,962
Other	—	346	—	—	346
Net cash used in investing activities	(675,743)	(333,753)	(622,854)	674,864	(957,486)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	126,308	548,556	(674,864)	—
Proceeds from the issuance of debt	520,000	—	—	—	520,000
Repayment of debt	(15,000)	—	—	—	(15,000)
Payments of capital lease obligations	—	(1,104)	—	—	(1,104)
Proceeds from revolver line of credit	1,232,695	—	66,412	—	1,299,107
Payments for revolver line of credit	(1,105,695)	—	(61,066)	—	(1,166,761)
Proceeds from exercise of stock options	14,716	—	—	—	14,716
Minimum tax withholding paid on behalf of employees for stock based compensation	(32,556)	—	—	—	(32,556)
Excess tax benefit from share-based compensation	21,559	—	13	—	21,572
Payment of deferred financing costs	(4,063)	—	—	—	(4,063)
Net cash provided by financing activities	631,656	125,204	553,915	(674,864)	635,911
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,361)	—	(5,361)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,758	(13,388)	—	(11,630)
Cash and cash equivalents, beginning of year	—	524	49,716	—	50,240
Cash and cash equivalents, end of year	$—	$2,282	$36,328	$—	$38,610

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(6,140)	$230,511	$60,242	$—	$284,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	—	(3,000)	(47,285)	—	(50,285)
Payments for acquisitions, net of cash acquired	—	(798,446)	—	—	(798,446)
Payments for property, plant, and equipment	(42,106)	(191,160)	(59,091)	—	(292,357)
Intercompany contributions	(766,016)	—	—	766,016	—
Proceeds from sale of fixed assets	—	464	—	—	464
Net cash used in investing activities	(808,122)	(992,142)	(106,376)	766,016	(1,140,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	762,526	3,490	(766,016)	—
Proceeds from the issuance of debt	1,025,000	—	—	—	1,025,000
Repayment of debt	(15,000)	—	—	—	(15,000)
Payments of capital lease obligations	—	(1,044)	—	—	(1,044)
Proceeds from revolver line of credit	625,400	—	—	—	625,400
Payments for revolver line of credit	(803,050)	—	—	—	(803,050)
Proceeds from exercise of stock options	6,740	—	—	—	6,740
Minimum tax withholding paid on behalf of employees for stock based compensation	(11,094)	—	—	—	(11,094)
Excess tax benefit from share-based compensation	4,466	—	—	—	4,466
Payment of deferred financing costs	(18,200)	—	—	—	(18,200)
Net cash provided by financing activities	814,262	761,482	3,490	(766,016)	813,218
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,072)	—	(8,072)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(149)	(50,716)	—	(50,865)
Cash and cash equivalents, beginning of year	—	673	100,432	—	101,105
Cash and cash equivalents, end of year	$—	$524	$49,716	$—	$50,240

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(42,336)	$179,293	$47,984	$—	$184,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant, and equipment	(5,499)	(109,250)	(17,020)	—	(131,769)
Intercompany contributions	—	(161,645)	—	161,645	—
Proceeds from sale of fixed assets	—	92,352	—	—	92,352
Net cash used in investing activities	(5,499)	(178,543)	(17,020)	161,645	(39,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	158,092	—	3,553	(161,645)	—
Distributions to Dean Foods, net	(829)	(126)	84	—	(871)
Repayment of debt	(15,000)	—	—	—	(15,000)
Proceeds from revolver line of credit	624,150	—	—	—	624,150
Payments for revolver line of credit	(727,050)	—	—	—	(727,050)
Proceeds from exercise of stock options	1,298	—	—	—	1,298
Excess tax benefit from share-based compensation	515	—	—	—	515
Payment of deferred financing costs	(16)	—	—	—	(16)
Net cash provided by (used in) financing activities	41,160	(126)	3,637	(161,645)	(116,974)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,182	—	3,182
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,675)	624	37,783	—	31,732
Cash and cash equivalents, beginning of year	6,675	49	62,649	—	69,373
Cash and cash equivalents, end of year	$—	$673	$100,432	$—	$101,105
19. Quarterly Results of Operations (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2015 and 2014:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share and per share data)
2015
Net sales	$911,142	$923,632	$1,003,888	$1,027,633
Gross profit	308,575	326,158	351,131	337,401
Net income	33,347	37,444	50,022	47,580	(2)
Earnings per common share(1):
Basic	$0.19	$0.21	$0.28	$0.28
Diluted	$0.19	$0.21	$0.28	$0.26
2014
Net sales	$830,223	$837,926	$857,467	$910,989
Gross profit	273,214	285,260	292,756	301,934
Net income	32,360	34,407	40,857	32,561
Earnings per common share(1):
Basic	$0.19	$0.20	$0.23	$0.19
Diluted	$0.18	$0.19	$0.23	$0.18
___________________________

(1)
Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(2)	Net income for the fourth quarter of 2015 was negatively impacted by the impact of the SAP implementation at Earthbound Farm by $8.2 million.
20. Subsequent Events
We evaluated subsequent events and reflect accounting and disclosure requirements related to material subsequent events in our financial statements and related notes. We did not identify any material subsequent events impacting our financial statements in this report.

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
(b) Changes in Internal Control over Financial Reporting
Except for the change noted below, there has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the third quarter of 2015, we completed the acquisitions of Vega and Wallaby, as discussed in Note 3, Acquisitions, Divestitures and Joint Venture, in the Notes to the Consolidated Financial Statements included in this Form 10-K. As part of the post-closing integration, we are in the process of completing a more complete review of Vega's and Wallaby's internal control over financial reporting and are refining and harmonizing Vega’s and Wallaby's internal controls and processes with those of the Company. Management excluded the internal controls of Vega and Wallaby from its annual assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2015 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This exclusion is in accordance with the general guidance issued by the

Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

In early October 2015, the Company implemented SAP as the primary financial reporting and resource planning system for the Americas Fresh Foods segment. The Company previously implemented SAP at its other U.S. facilities and corporate offices.  The implementation of SAP has materially changed the Company’s internal control over financial reporting by aligning the Americas Fresh Foods segment's internal controls with the rest of the business.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
We have excluded from our assessment the internal control over financial reporting at Sequel Naturals Ltd. and Wallaby Yogurt Company, which were acquired on August 1, 2015 and August 30, 2015, respectively, and whose financial statements constitute 14.8%, 1.9%, and 2.4% of total assets, total net sales, and operating income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The WhiteWave Foods Company
Denver, Colorado

We have audited the internal control over financial reporting of The WhiteWave Foods Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sequel Naturals Ltd. and Wallaby Yogurt Company, which were acquired on August 1, 2015 and August 30, 2015, respectively, and whose financial statements constitute 14.8%, 1.9%, and 2.4% of total assets, total net sales, and operating income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Sequel Naturals Ltd. and Wallaby Yogurt Company. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the allocations of expenses from Dean Foods Company and adoption of Accounting Standards Update No. 2015-17 ‘Balance Sheet Reclassification of Deferred Taxes’ and Accounting Standards Update No. 2015-03 ‘Simplifying the Presentation of Debt Issuance Costs’.
/s/ DELOITTE & TOUCHE LLP
Denver, Colorado
February 29, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information that will be contained in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation
Information that will be contained in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information that will be contained in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.
Equity Compensation Plan Information Table
We only have one equity compensation plan, The WhiteWave Foods Amended and Restated 2012 Stock Incentive Plan, which was approved by our stockholders at our 2015 annual meeting of stockholders. The following table contains certain information about the 2012 Stock Incentive Plan as of December 31, 2015.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities referenced in column (a))
Equity compensation plans approved by security holders	10,389,549 (1)	$19.14 (1)	10,839,674
Equity compensation plans not approved by security holders	-	-	-

(1)
Includes 839,252 restricted stock units (“RSUs”), 2,136 restricted stock awards (“RSAs”), and 107,358 performance stock units ("PSUs") outstanding under The WhiteWave Foods Amended and Restated 2012 Stock Incentive Plan. RSUs, RSAs, and PSUs do not have an exercise price because their value is dependent upon continued employment or service over a period of time and may be settled only for shares of common stock. Accordingly, RSUs, RSAs, and PSUs have been disregarded for purposes of computing the weighted-average exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information that will be contained in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information that will be contained in our proxy statement for our 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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
James T. Hau
Vice President and Chief Accounting Officer
Dated February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Name	Title

/S/ GREGG L. ENGLES	Chairman and Chief Executive Officer
Gregg L. Engles

/S/ KELLY J. HAECKER	Chief Financial Officer
Kelly J. Haecker

/S/ JAMES T. HAU	Vice President and
James T. Hau	Chief Accounting Officer

/S/ MICHELLE P. GOOLSBY	Director
Michelle P. Goolsby

/S/ STEPHEN L. GREEN	Director
Stephen L. Green

/S/ JOSEPH S. HARDIN, JR.	Director
Joseph S. Hardin, Jr.

/S/ ANTHONY J. MAGRO	Director
Anthony J. Magro

/S/ MARY E. MINNICK	Director
Mary E. Minnick

/S/ W. ANTHONY VERNON	Director
W. Anthony Vernon

/S/ DOREEN A. WRIGHT	Director
Doreen A. Wright

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

1
Underwriting Agreement, dated September 12, 2014, among TheWhiteWave Foods Company, the guarantors named therein and J.P. Morgan Securities LLC, as representative on behalf of the several underwriters named therein (1)

3.1*	Second Restated Certificate of Incorporation of the Registrant

3.2	By-laws of the Registrant, as amended and restated through February 26, 2014 (2)

4.2	Indenture, dated September 17, 2014, between the Company and Wells Fargo Bank, National Association, as trustee (1)

4.3	First Supplemental Indenture to the Indenture, dated September 17, 2014, among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (1)

4.4	Form of Note for 5.375% Senior Notes due 2022 (included in Exhibit 4.3) (1)

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	Summary of Terms of Employment Agreement (translated from Dutch) between Alpro Comm. Venn. op aandelen and Bernard Deryckere, dated April 13, 2001 (3)

10.2	Amendment to Employee Agreement (translated from Dutch) between Alpro Comm. Venn. op aandelen and Bernard Deryckere, dated February 4, 2011 (3)

10.3	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Gregg L. Engles, dated December 4, 2012 (4)

10.4	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Edward F. Fugger, dated December 4, 2012 (4)

10.5	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Thomas N. Zanetich, dated December 4, 2012 (4)

10.6	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Kelly J. Haecker, dated December 4, 2012 (4)

10.7	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Blaine E. McPeak, dated December 4, 2012 (4)

10.8	Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Roger E. Theodoredis, dated December 4, 2012 (4)

10.9	Amendment 1 to Employment Agreement between Dean Foods Company, The WhiteWave Foods Company and Gregg L. Engles, dated August 27, 2015 (5)

10.10
Form of Amendment 1 to Employment Agreements between Dean Foods Company, The WhiteWave Foods and each of Kelly J. Haecker, Blaine E. McPeak, Edward F. Fugger, Roger E. Theodoredis and Thomas N. Zanetich, dated August 27, 2015 (5)

10.11	Form of Change in Control Agreement dated May 1, 2013 between The WhiteWave Foods Company and Gregg L. Engles, Blaine E. McPeak and Thomas N. Zanetich (6)

10.12	Form of Change in Control Agreement dated May 1, 2013 between The WhiteWave Foods Company and Kelly J. Haecker, Edward F. Fugger and Roger E. Theodoredis (6)

10.13	Form of Amendment to the Change in Control Agreement dated March 11, 2014 between The WhiteWave Foods Company and Gregg L. Engles, Blaine E. McPeak and Thomas N. Zanetich (7)

10.14	The WhiteWave Executive Severance Pay Plan, effective May 24, 2013 (6)

10.15	Form of Indemnification Agreement (8)

10.16	Amended and Restated 2012 Stock Incentive Plan (9)

10.17	Form of 2015 Restricted Stock Unit Award Agreements – U.S. Executive Officers (10)

10.18	Form of 2015 Restricted Stock Unit Award Agreement – non-U.S. Executive Officers (10)

10.19	Form of 2015 Stock Option Award Agreement – U.S. Executive Officers (10)

10.20	Form of 2015 Stock Option Award Agreement – non-U.S. Executive Officers (10)

10.21	Form of 2015 Performance Stock Award Agreement – U.S. Executive Officers (10)

10.22	Form of 2015 Performance Stock Award Agreement – non-U.S. Executive Officers (10)

10.23*	Form of Director’s Non-Qualified Stock Option Agreement

10.24*	Form of Director’s Restricted Stock Unit Award Agreement

10.25*	Director Compensation Policy

10.26	Fiscal Year 2015 Short-Term Incentive Compensation Plan—Corporate (11)

10.27	Fiscal Year 2015 Short-Term Incentive Compensation Plan—Americas Foods & Beverages (11)

10.28	Fiscal Year 2015 Short-Term Incentive Compensation Plan—Americas Fresh Foods (11)

10.29	Fiscal Year 2015 Short-Term Incentive Compensation Plan—Europe Foods & Beverages (11)

10.30	Executive Deferred Compensation Plan (2)

10.31
Credit Agreement, dated as of October 12, 2012, among The WhiteWave Foods Company, the subsidiary guarantors identified therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto (8)

10.32	Second Amendment to Credit Agreement dated as of January 2, 2014 (12)

10.33	Third Amendment to Credit Agreement, dated as of August 29, 2014 (13)

10.34	Fourth Amendment to Credit Agreement, dated as of November 6, 2015 (14)

10.35	Incremental Term Loan Agreement dated as of January 2, 2014 (12)

21*	Subsidiaries of the Registrant

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

___________________________

*	Submitted electronically herewith

(1)	Incorporated by reference to the exhibits to the Current Report on Form 8-K filed on September 17, 2014

(2)	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013

(3)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File 333-183112)

(4)	Incorporated by reference to the exhibits to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015

(6)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

(7)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

(8)	Incorporated by reference to the exhibits to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 (SEC File 333-183112)

(9)	Incorporated by reference to Annex A to the registrant’s Proxy Statement dated April 1, 2015

(10)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015

(11)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2015

(12)	Incorporated by reference to the exhibits to the Current Report on Form 8-K/A filed on January 8, 2014

(13)	Incorporated by reference to the exhibit to the Current Report on Form 8-K filed on September 2, 2014

(14)	Incorporated by reference to the exhibit to the Current Report on Form 8-K filed on November 9, 2015

Attached as Exhibit 101 to this report are the following materials from The WhiteWave Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability.