Form 10-Q
period 2016-03-31
WHITEWAVE FOODS Co
filed 2016-05-10
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
 _______________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of April 30, 2016, there were 176,918,229 outstanding shares of common stock, par value $0.01 per share.

ii

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
The WhiteWave Foods Company
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,421	$38,610
Trade receivables, net of allowance of $2,416 and $2,127	289,483	257,548
Inventories	277,632	270,737
Prepaid expenses and other current assets	36,504	39,782
Total current assets	643,040	606,677
Equity method investments	28,941	30,772
Property, plant, and equipment, net	1,144,258	1,137,521
Identifiable intangible and other assets, net	1,060,633	1,038,577
Goodwill	1,428,861	1,415,322
Total Assets	$4,305,733	$4,228,869
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$513,529	$549,713
Current portion of debt and capital lease obligations	46,336	51,449
Income taxes payable	4,234	3,043
Total current liabilities	564,099	604,205
Long-term debt and capital lease obligations, net of debt issuance costs	2,089,244	2,078,940
Deferred income taxes	302,678	293,326
Other long-term liabilities	41,113	41,490
Total liabilities	2,997,134	3,017,961
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 1,700,000,000 shares authorized, 176,858,375 issued and outstanding at March 31, 2016; 176,246,199 issued and outstanding at December 31, 2015	1,768	1,762
Additional paid-in capital	924,932	914,975
Retained earnings	468,305	425,705
Accumulated other comprehensive loss	(86,406)	(131,534)
Total shareholders’ equity	1,308,599	1,210,908
Total Liabilities and Shareholders’ Equity	$4,305,733	$4,228,869
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands, except share and per share amounts)
Net sales	$1,039,695	$911,142
Cost of sales	685,928	602,567
Gross profit	353,767	308,575
Operating expenses:
Selling, distribution and marketing	185,844	167,761
General and administrative	84,086	70,744
Total operating expenses	269,930	238,505
Operating income	83,837	70,070
Other expense:
Interest expense	13,680	8,667
Other expense, net	2,439	3,801
Total other expense	16,119	12,468
Income before income taxes	67,718	57,602
Income tax expense	22,908	20,182
Income before loss in equity method investments	44,810	37,420
Loss in equity method investments	2,210	4,073
Net income	$42,600	$33,347
Weighted average common shares:
Basic	176,550,367	174,693,383
Diluted	180,284,883	179,152,184
Net income per share:
Basic	$0.24	$0.19
Diluted	$0.24	$0.19
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Net income	$42,600	$33,347
Other comprehensive income (loss), net of tax
Change in defined benefit pension plan, net of tax benefit/(expense) of $17 and ($116)	(36)	231
Foreign currency translation adjustment	44,949	(43,670)
Change in fair value of derivative instruments, net of tax benefit/(expense) of $157 and ($256)	215	496
Other comprehensive income (loss), net of tax	45,128	(42,943)
Comprehensive income (loss)	$87,728	$(9,596)
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2015	176,246,199	$1,762	$914,975	$425,705	$(131,534)	$1,210,908
Net income	—	—	—	42,600	—	42,600
Share-based compensation	—	—	12,945	—	—	12,945
Excess tax benefit from share-based compensation	—	—	5,115	—	—	5,115
Shares issued in connection with share-based compensation	612,176	6	3,126	—	—	3,132
Minimum tax withholdings related to net share settlements of stock based compensation	—	—	(11,229)	—	—	(11,229)
Other comprehensive income	—	—	—	—	45,128	45,128
Balance at March 31, 2016	176,858,375	$1,768	$924,932	$468,305	$(86,406)	$1,308,599
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2014	174,388,132	$1,744	$878,549	$257,312	$(61,118)	$1,076,487
Net income	—	—	—	33,347	—	33,347
Share-based compensation	—	—	12,796	—	—	12,796
Excess tax benefit from share-based compensation	—	—	4,778	—	—	4,778
Shares issued in connection with share-based compensation	716,629	7	1,830	—	—	1,837
Minimum tax withholdings related to net share settlements of stock based compensation	—	—	(7,484)	—	—	(7,484)
Other comprehensive loss	—	—	—	—	(42,943)	(42,943)
Balance at March 31, 2015	175,104,761	$1,751	$890,469	$290,659	$(104,061)	$1,078,818
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,600	$33,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,440	27,530
Share-based compensation expense	12,945	12,796
Amortization of debt issuance costs	1,108	1,015
Loss/(gain) on disposals and other, net	4,853	(108)
Deferred income taxes	3,073	5,051
Mark-to-market on derivative instruments	322	2,979
Loss in equity method investments	2,210	4,073
Other	(1,314)	(1,554)
Net change in operating assets and liabilities, net of acquisitions	(51,448)	(20,713)
Net cash provided by operating activities	47,789	64,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(60)	—
Proceeds from acquisition adjustments	—	346
Payments for property, plant, and equipment	(48,559)	(91,703)
Proceeds from sale of fixed assets	49	1,589
Net cash used in investing activities	(48,570)	(89,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(11,250)	(5,000)
Payments on capital lease obligations	(286)	(290)
Proceeds from revolver line of credit	183,034	83,125
Payments on revolver line of credit	(167,472)	(66,750)
Proceeds from exercise of stock options	3,126	1,830
Minimum tax withholding paid on behalf of employees for share-based compensation	(11,229)	(7,484)
Excess tax benefit from share-based compensation	5,373	4,778
Payment of deferred financing costs	(130)	(39)
Net cash provided by financing activities	1,166	10,170
Effect of exchange rate changes on cash and cash equivalents	426	(4,118)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	811	(19,300)
Cash and cash equivalents, beginning of period	38,610	50,240
Cash and cash equivalents, end of period	$39,421	$30,940
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Unpaid purchases of plant and equipment	$19,300	$13,177
See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015
(Unaudited)
Unless otherwise indicated, references in these notes to the unaudited condensed consolidated financial statements to “we,” “us,” “our,” “WhiteWave,” or the “Company” refer to The WhiteWave Foods Company’s operations, taken as a whole.
1. General
Nature of Our Business — We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market and sell branded plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic produce. We sell products primarily in North America, Europe and through a joint venture in China. We focus on providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly-produced products. Our widely-recognized, leading brands distributed in North America include Silk, So Delicious and Vega plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic and Wallaby Organic premium dairy products and Earthbound Farm organic salads, fruits and vegetables. Our popular plant-based foods and beverages brands in Europe include Alpro and Provamel.

Effective January 1, 2016, we report results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2014 and 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our recent management restructure, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment under the leadership of Kevin Yost, U.S. Group President, Americas Foods & Beverages. Accordingly, prior year segment data has been recast to reflect this new segment structure.
Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission ("SEC") on February 29, 2016.
In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations. Our results of operations for the three months ended March 31, 2016 and 2015 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Certain reclassifications of previously reported amounts have been made to conform to current year presentation in Note 13 "Segment, Geographic, and Customer Information.” These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of income, shareholders' equity or statements of cash flows.
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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU discusses amendments to existing accounting guidance to modify the subsequent measurement of inventory. Under existing guidance, an entity measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (ceiling) or below NRV less a normal profit margin (floor). Amendments in the new guidance require an entity to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. NRV is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, the ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We expect that the adoption of this guidance will not have any impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effects adoption of this guidance will have on the Company’s consolidated financial statements or financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The ASU clarifies that “a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met.” For public business entities, the amendments in the ASU are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Early adoption is permitted. Entities have the option of applying the amendments in the ASU on either a prospective basis or a modified retrospective basis. We are currently evaluating the effects adoption of this guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive income/(loss) ("AOCI") will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the effects adoption of this guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-IASB joint revenue recognition transition resource group. The ASU clarifies implementation guidance on principal-versus-agent considerations. In addition, ASU 2016-08 updates the indicators in ASC 606-10-55-39 and revises the existing examples in ASC 606 to better illustrate the application of the principal-versus-agent guidance. The amendments in the ASU are effective at the same time as those in ASU 2014-09 (as amended by ASU 2015-14). We are currently evaluating the effects adoption of this guidance will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We are currently evaluating the effects adoption of this guidance will have on the Company’s consolidated financial statements or financial statement disclosures.

2. Acquisitions
Acquisitions

EIEIO
On May 29, 2015, the Company acquired substantially all of the assets and liabilities of EIEIO, Inc. ("EIEIO"), the company that owns the Magicow brand and other brands, for $40.2 million in cash. EIEIO, which is based outside Austin, Texas, manufactures, markets and distributes bulk, bag-in-box and shelf stable creamers, coffee beverages and whip toppings.  The acquisition of EIEIO expanded our portfolio of bulk coffee creamer and flavor dispensing products and provided new product capabilities to support growth in our away-from-home channel. EIEIO's results of operations have been included in our condensed consolidated statements of income of our Americas Foods & Beverages segment from the date of acquisition.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $21.8 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $10.2 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations. We expect to finalize the allocation of the purchase price in the second quarter of 2016. Any change in the estimated fair value of the net assets will change the purchase price allocation.

Vega

On August 1, 2015, we completed our acquisition of Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") and is a pioneer and leader in plant-based nutrition products, for approximately $553.6 million in cash funded by borrowings under our credit facility. Vega offers a broad range of plant-based nutrition products - primarily powdered shakes and snack bars. This acquisition extended the Company's plant-based foods and beverages platform into nutritional powders and bars, and provided additional innovation opportunities. We have included Vega's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $296.9 million and relate primarily to tradenames and customer relationships. Intangible assets subject to amortization of approximately $106.9 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations. We expect to finalize the allocation of the purchase price within one year of the acquisition.
Any change in the estimated fair value of the net assets will change the purchase price allocation. In the three months ended March 31, 2016, we recorded $4.0 million of purchase accounting adjustments to goodwill. See Note 5 "Goodwill and Intangible Assets."

Wallaby

On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. ("Wallaby") for approximately $122.4 million in cash. We funded this acquisition with borrowings under our credit facility. Founded in 1994 and based in American Canyon, California, Wallaby is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages. The addition of Wallaby strengthened and expanded our growing yogurt portfolio and provided entry into several fast-growing yogurt categories. The acquisition also provided us with additional West Coast based manufacturing capabilities and further expansion and growth opportunities. We have included Wallaby's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were estimated by management based in part on a preliminary independent valuation of assets acquired, which includes intangible assets of approximately $57.1 million and relate primarily to tradenames. Estimated intangible assets subject to amortization of approximately $9.1 million are being amortized over a 15 year term and relate primarily to customer relationships. The purchase price allocations are based upon preliminary valuations. The Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations. We expect to finalize the allocation of the purchase price within one year of the acquisition. Any change in the estimated fair value of the net assets will change the purchase price allocation. In the three months ended March 31, 2016, we recorded $6.2 million of purchase accounting adjustments to goodwill. See Note 5 "Goodwill and Intangible Assets."
The following table summarizes allocation of the purchase price to the fair value of assets acquired and liabilities assumed for the fiscal 2015 acquisitions. The allocation of the purchase price in the table below is preliminary and subject to change based on the finalization of the valuations.

	EIEIO	Vega	Wallaby
	May 29, 2015	August 1, 2015	August 30, 2015
	(In thousands)
Assets acquired:
Cash and cash equivalents	$1,546	$5,235	1,740
Inventories	3,050	18,440	2,252
Other current assets	1,951	18,857	5,245
Property, plant and equipment	554	650	11,492
Trademarks	11,600	189,963	48,036
Intangible assets with finite lives	10,160	106,920	9,058
Other long-term assets	—	1,756	50
Liabilities assumed:
Accounts payable and other accruals	2,296	12,909	1,542
Deferred taxes	—	77,015	—
Other long-term liabilities	48	7,581	1,031
Total identifiable net assets	26,517	244,316	75,300
Goodwill	13,685	309,316	47,052
Total purchase price	$40,202	$553,632	$122,352
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

The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired EIEIO, Vega and Wallaby on January 1, 2015:

Three months ended March 31,
2015
(In thousands, except share data)
Net sales	$956,899
Income before income taxes	60,155
Diluted earnings per common share	$0.20

The historical financial information has been adjusted to give effect to the pro forma adjustments. These adjustments are based upon currently available information and certain assumptions. Therefore, the pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisitions on January 1, 2015. The historical results included in the pro forma consolidated results do not purport to project future results of operations of the combined companies nor do they reflect the expected realization of any cost savings or revenue synergies associated with the acquisitions. The pro forma consolidated results reflect purchase accounting adjustments primarily related to depreciation and amortization expense, as well as interest expense, tax expense and acquisition related costs.

3. Joint Venture with China Mengniu Dairy Company
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-based beverage products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake.
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. No contributions were made during the three months ended March 31, 2016 as the joint venture entered into a new credit facility in 2016 with Mengniu for up to an additional Chinese yuan (CNY) of 90 million ($14.0 million USD) in addition to its existing credit facility of Chinese yuan 120 million ($18.6 million USD). The new facility is expected to support its liquidity requirements for 2016. We guarantee up to 49% on the total commitment amount of these credit facilities or Chinese yuan 102.9 million ($16.0 million USD). As of March 31, 2016, the joint venture had borrowed Chinese yuan 150 million ($23.3 million USD) under the facilities.

4. Inventories
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$120,720	$120,922
Finished goods	156,912	149,815
Total	$277,632	$270,737
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows:

	Americas Foods & Beverages	Europe Foods & Beverages	Total
	(In thousands)
Balance at December 31, 2015	$1,278,753	$136,569	$1,415,322
Purchase price adjustments (1)	(10,188)	—	(10,188)
Foreign currency translation	17,637	6,090	23,727
Balance at March 31, 2016	$1,286,202	$142,659	$1,428,861
(1) Purchase price adjustments are the result of intangible asset valuation adjustments and the impact of final pre-acquisition tax returns filed in the first quarter 2016.
The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$792,822	$—	$792,822	$777,718	$—	$777,718
Intangible assets with finite lives:
Customer-related and other (1)	283,994	(45,130)	238,864	270,801	(39,828)	230,973
Supplier relationships	12,000	(2,160)	9,840	12,000	(1,920)	10,080
Non-compete agreements (1)	1,341	(613)	728	1,267	(592)	675
Trademarks	968	(965)	3	968	(965)	3
Total	$1,091,125	$(48,868)	$1,042,257	$1,062,754	$(43,305)	$1,019,449

 (1) The change in the carrying amount of intangible assets with indefinite and finite lives is the result of foreign currency translation and purchase accounting adjustments.

Amortization expense on finite-lived intangible assets for the three months ended March 31, 2016 and 2015 was $5.2 million and $2.8 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years and thereafter is as follows (in thousands):

2016	$20,290
2017	20,080
2018	19,949
2019	18,950
2020	18,666
Thereafter	151,500
Total	$249,435
6. Income Taxes
For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.
The effective tax rate for the three months ended March 31, 2016 was 33.8% compared to 35.0% for the three months ended March 31, 2015. The decrease in the effective tax rate was due primarily to changes in the mix of income before income taxes between the U.S. and foreign countries principally driven by the Vega acquisition. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
7. Debt and Capital Lease Obligations
Our outstanding debt and capital lease obligations as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016			December 31, 2015
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,636,750	2.30%	*	$1,627,000	2.54%	*
Senior unsecured notes	500,000	5.38%		500,000	5.38%
Capital lease obligations	21,231			21,635
Other borrowings	—			5,133	3.70%
Less current portion	(46,336)			(51,449)
Less debt issuance costs	(22,401)			(23,379)
Total long-term debt	$2,089,244			$2,078,940

*	Represents a weighted average rate, including applicable interest rate margins.

Senior Secured Credit Facilities
The Company maintains a credit agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto. The Credit Agreement governs our senior secured credit facilities, consisting of a five-year $1.0 billion revolving credit facility commitment, a five-year $750 million term loan A-1, and a seven-year $750 million term loan A-2.

As of March 31, 2016, we had outstanding borrowings of $1.6 billion under our $2.5 billion senior secured credit facilities consisting of $148.0 million outstanding under the revolving credit agreement, a $740.6 million principal balance under term loan A-1, and a $748.1 million principal balance under term loan A-2. We had $7.6 million in outstanding letters of credit issued under our revolving credit facilities. We had additional borrowing capacity of approximately $844.4 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

The senior secured credit facilities are secured by security interests and liens on substantially all of our domestic assets, and are guaranteed by our material domestic subsidiaries. As of March 31, 2016, borrowings under the revolving credit facility and term loan A-1 bore interest at a rate of LIBOR plus 1.75% and the term loan A-2 at a rate of LIBOR plus 2.00% per annum.
Alpro Revolving Credit Facility
On June 29, 2015, Alpro entered into a revolving credit facility not to exceed €30.0 million or its currency equivalent. The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit or its currency equivalent. At March 31, 2016 and December 31, 2015, Alpro did not have any outstanding borrowings. Any borrowings under the facility are due upon maturity on June 29, 2016.
Vega Revolving Credit Facility
On August 27, 2015, Vega entered into an uncommitted revolving credit facility not to exceed $10.0 million CAD. The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Vega. At March 31, 2016, Vega did not have any outstanding borrowings under the facility. At December 31, 2015, there was $7.1 million CAD ($5.1 million USD) outstanding in borrowings under the facility. Subsequent to March 31, 2016, the uncommitted revolving credit facility limit was increased to $15.0 million CAD.
Senior Unsecured Notes
In 2014, we issued $500.0 million in aggregate principal amount of senior notes. The notes mature on October 1, 2022 and beginning on April 1, 2015, bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year.
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
8. Derivative Financial Instruments and Fair Value Measurement
Interest Rates
In connection with our initial public offering, on October 31, 2012, Dean Foods novated to us certain of its interest rate swaps (the “2017 swaps”) with a notional value of $650 million and a maturity date of March 31, 2017. The interest rate swaps effectively change the interest payments on a portion of our debt from variable-rate, based on short term LIBOR, to fixed-rate payments. We are the sole counterparty to the financial institutions under these swap agreements and are directly responsible for any required settlements, and the sole beneficiary of any receipts of funds, pursuant to their terms. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of the interest rate swaps.
The following table summarizes the terms of the interest rate swap agreements as of March 31, 2016:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the interest rate swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded on our unaudited condensed consolidated balance sheets. Losses on these contracts were $1.9 million for the three months ended March 31, 2016 and $3.8 million for the three months ended March 31, 2015. Gains and losses are recorded in other expense (income), net in our unaudited condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our unaudited condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 is included in the table below.
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
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter hedge contracts from qualified financial institutions for commodities associated with the production and distribution of our products. Certain of these contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. As of March 31, 2016, we have not entered into any commodity cash flow hedges.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded to cost of sales and selling, distribution, and marketing expenses in our unaudited condensed consolidated statements of income depending on commodity type. Losses on these contracts were $2.1 million and $2.1 million, for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had outstanding contracts for the purchase of 27.1 million gallons of diesel expiring throughout 2016 and 2017. A summary of our open commodities contracts recorded at fair value in our unaudited condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 22% and 21% of our long-lived assets as of March 31, 2016 and December 31, 2015, respectively, and 19% and 19% of net sales for the three months ended March 31, 2016 and 2015, respectively. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk primarily consists of the Euro, British pound, Canadian dollar, Mexican peso and Chinese yuan related to net sales and expenses in currencies other than the functional currency of the business. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. These contracts are designated as cash flow hedges and are recorded as an asset or liability in our unaudited condensed consolidated balance sheets at fair value with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. As of March 31, 2016, the Company had $267.3 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2016. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our unaudited condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three months ended March 31, 2016 and 2015.

Fair Value - Derivatives
As of March 31, 2016 and December 31, 2015, derivatives recorded at fair value in our unaudited condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$—	$483	$3,861	$—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	16,007	15,228
Commodities contracts - current (1)	—	—	10,479	11,093
Commodities contracts - noncurrent (2)	74	—	695	1,551
Interest rate swap contracts - noncurrent (2)	—	—	—	3,142
Total derivatives	$74	$483	$31,042	$31,014

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

Gains on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Realized gains on foreign currency contracts (1)	$41	$12

(1)	Recorded in cost of sales in our unaudited condensed consolidated statements of income. See Note 10 "Accumulated Other Comprehensive Loss."

Based on current exchange rates, we estimate that $3.9 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive loss within the next 12 months.
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

A summary of our financial assets and liabilities subject to recurring fair value measurements and the basis for that measurement according to the levels in the fair value hierarchy as of March 31, 2016 and December 31, 2015 is as follows:

	Fair value as of March 31, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$112	$112	$—	$—
Supplemental Executive Retirement Plan investments	3,101	3,101	—	—
Qualifying insurance policies (1)	11,138	—	—	11,138
Commodities contracts	74	—	74	—
Deferred compensation investments	3,699	—	3,699	—
	$18,124	$3,213	$3,773	$11,138
Liabilities:
Foreign currency contracts	3,861	—	3,861	—
Commodities contracts	11,174	—	11,174	—
Interest rate swap contracts	16,007	—	16,007	—
	$31,042	$—	$31,042	$—

(1)	Change in value since December 31, 2015 due to foreign currency translation.

There were no transfers between the three levels of the fair value hierarchy during the three months ended March 31, 2016.

	Fair value as of December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$107	$107	$—	$—
Supplemental Executive Retirement Plan investments	3,164	3,164	—	—
Qualifying insurance policies	10,631	—	—	10,631
Foreign currency contracts	483	—	483	—
Deferred compensation investments	4,359	—	4,359	—
	$18,744	$3,271	$4,842	$10,631
Liabilities:
Commodities contracts	12,644	—	12,644	—
Interest rate swap contracts	18,370	—	18,370	—
	$31,014	$—	$31,014	$—

We sponsor two deferred compensation plans, Pre-2005 Executive Deferred Compensation Plan and Post-2004 Executive Deferred Compensation Plan, under which certain employees with a base compensation of at least $150,000 may elect to defer receiving payment for a portion of their salary and bonus until periods after their retirements or upon separation from service. The investments are classified as trading securities and the assets related to these plans are primarily invested in money mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. Changes in the fair value are recorded in general and administrative expense in our unaudited condensed consolidated statements of income.

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The investments are classified as trading securities and are primarily invested in money market funds and held at fair value. We classify these assets as Level 1 as fair value can be corroborated based on quoted market prices for identical instruments in active markets. Changes in the fair value are recorded in general and administrative expense in our unaudited condensed consolidated statements of income.

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

We estimate the fair value of our senior unsecured notes primarily using quoted market prices in markets that are not active. As of March 31, 2016, the carrying value and fair value of the Company's borrowings was $500.0 million and $540.0 million, respectively. See Note 7 "Debt and Capital Lease Obligations." As of December 31, 2015, the carrying value and fair value of the Company's borrowings was $500.0 million and $521.3 million, respectively. If measured at fair value in the consolidated balance sheets, our senior unsecured notes would be classified in Level 2 of the fair value hierarchy.

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
Our qualified pension plan investments are comprised of qualifying insurance policies and the guaranteed premiums are invested in the general assets of the insurance company. We classify these assets as Level 3 as there is little or no market data to support the fair value. The qualifying insurance policies are valued at the amount guaranteed by the insurer to pay out the insured benefits. The funding policy is to contribute assets at least equal in amount to regulatory minimum requirements. Funding is based on legal requirements, tax considerations, and investment opportunities. See Note 11 “Employee Retirement Plans.”

9. Share-Based Compensation
Under the Amended and Restated 2012 Stock Incentive Plan (the "2012 SIP"), a total of 26,850,000 shares of our common stock were reserved for issuance upon the exercise of stock options or the vesting of restricted stock units (“RSUs”), performance stock units ("PSUs") or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also permits awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted to our employees under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately upon a change of control, except for PSUs and all equity awards granted after 2014 to the Company’s executive officers. Unvested awards vest immediately in the following additional circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon an employee’s death or qualified disability, and (iii) an employee with 10 years of service retires after reaching the age of 55.
Share-Based Compensation Expense
The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(In thousands)
Equity awards:
Stock options	$4,081	$4,676
RSUs	5,834	5,953
PSUs	3,030	2,167
Equity awards share-based compensation expense	12,945	12,796

Liability awards:
Phantom shares	13	364
SARs	281	779
Liability awards share-based compensation expense	294	1,143
Total share-based compensation expense	$13,239	$13,939

Expense is recognized for employee share-based compensation awards one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date, unless the employee has reached the retirement age of 65 or is 55 years of age and has 10 years of service, then all share-based compensation expense is recognized at the time of grant and recorded within general and administrative expense.

Stock Options
Under the terms of the 2012 SIP, our employees may be granted options to purchase our common stock at a price equal to the market price on the date the option is granted. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2016	2015
Expected volatility	28% - 29%	28% - 29%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.35% to 1.70%	1.45% to 1.79%
Forfeiture rate	—%	—%
Since the Company’s common stock did not have a long history of being publicly traded at grant date, the expected term was determined under the simplified method, using an average of the contractual term and vesting period of the stock options. For stock options granted in the three months ended March 31, 2016 and March 31, 2015, the expected volatility assumption was calculated based on a blend of compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date, and the Company's current implied stock price volatility. For stock options granted prior to March 31, 2015, the expected volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the average implied yield available on five-year and seven-year U.S. Treasury issues. The forfeiture rates are based on historical rates and the Company elected to use a 0% forfeiture rate due to historically immaterial forfeiture rates. We have not paid, and do not anticipate paying, a cash dividend on our common stock.
The following table summarizes stock option activity during the three months ended March 31, 2016:

	Number of options	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
Options outstanding at January 1, 2016	9,440,803	$19.14
Granted	775,565	36.27
Forfeited, canceled and expired (1)	(48,265)	40.81
Exercised	(785,635)	18.78
Options outstanding at March 31, 2016	9,382,468	$20.48	5.95	$189,358,562
Options vested and expected to vest at March 31, 2016	9,382,468	$20.48	5.95	$189,358,562
Options exercisable at March 31, 2016	7,796,725	$17.56	5.31	$179,935,654
 ____________________________________

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

During the three months ended March 31, 2016, we received $3.1 million of cash from stock option exercises. At March 31, 2016, there was $11.1 million of unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.09 years.
Restricted Stock Units
RSUs are issued to certain senior employees under the 2012 SIP as part of our long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the three months ended March 31, 2016:

RSUs outstanding January 1, 2016	839,252
RSUs granted	394,617
Shares issued upon vesting of RSUs (including tax withholding) (1)	(415,352)
RSUs canceled (1)	(16,980)
RSUs outstanding at March 31, 2016	801,537
Weighted average grant date fair value per share	$34.74
 __________________________________

(1)
Pursuant to the terms of the 2012 SIP, RSUs that are canceled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are not added back to the pool of shares available for future awards.

At March 31, 2016, there was $19.4 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.12 years.

Performance Stock Units
In February 2015 and 2016, we granted PSUs to our executive officers under the 2012 SIP as part of our long-term incentive compensation program. PSUs vest based on a comparison of the Company’s diluted adjusted EPS growth over the three-year performance period to the diluted adjusted EPS growth of companies in the S&P 500 over the same period. In the first year, one third of the PSUs will vest based on our diluted adjusted EPS growth in that year compared to the one-year diluted adjusted EPS growth of S&P 500 companies. In the second year, one third of the PSUs will vest based on our cumulative diluted adjusted EPS growth over the past two years compared to the cumulative two-year diluted adjusted EPS growth of S&P 500 companies. In the third year, one third of the PSUs will vest based on our cumulative diluted adjusted EPS growth over the past three years compared to the cumulative three-year diluted adjusted EPS growth of S&P 500 companies. PSUs will be converted to common stock upon vesting and the payout range is 0 to 200%.

We recognize share-based compensation expense in the condensed consolidated statements of income over the three year performance period based on the Company’s estimated relative performance for each vesting tranche. Accordingly, for the grant made each year we recognize 100% of the estimated first year expense, 50% of the estimated second year expense and 33.3% of the estimated third year expense. As of March 31, 2016, based upon our current assessment of our relative performance versus the S&P 500, the 2015 PSU awards have been expensed based upon a target payout 150% for the year two tranche (2015-2016) and 133% for the year three tranche (2015-2017). As of March 31, 2016, the 2016 PSU awards have expensed based upon a target payout assumption of 100% for all years.

The following table summarizes PSU activity during the three months ended March 31, 2016:

PSUs outstanding January 1, 2016	107,358
PSUs granted	120,056
Shares issued upon vesting of PSUs (1)	—
PSUs canceled (1)	—
PSUs outstanding at March 31, 2016	227,414
Weighted average grant date fair value per share	$37.44
__________________________________________

(1)
Pursuant to the terms of the 2012 SIP, PSUs that are canceled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's tax withholding related to a PSU vesting are not added back to the pool of shares available for future awards. Shares issued upon vesting of PSUs on April 18, 2016 were 71,580 which represented 200% payout.

At March 31, 2016 there was $2.7 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.65 years.
Phantom Shares
We previously granted phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards is re-measured at each reporting period. As of March 31, 2016 all phantom shares have been cash settled.

Stock Appreciation Rights
We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date. We have not granted any SARs since 2013.

     The fair value of the awards is re-measured at each reporting period. A liability has been recorded in current liabilities in our condensed consolidated balance sheets totaling $3.0 million and $2.7 million as of March 31, 2016 and December 31, 2015, respectively. The following table summarizes SARs activity during the three months ended March 31, 2016:

	Number of SARs	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
SARs outstanding at January 1, 2016	122,031	$16.45
Granted	—	—
Forfeited and canceled (1)	—	—
Exercised	—	—
SARs outstanding at March 31, 2016	122,031	$16.45	6.66	$2,952,540
SARs vested and expected to vest at March 31, 2016	122,031	$16.45	6.66	$2,952,540
SARs exercisable at March 31, 2016	122,031	$16.45	6.66	$2,952,540
 _____________________________________

(1)	Pursuant to the terms of the 2012 SIP, SARs that are canceled or forfeited may be available for future grants.

10. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2016	$505	$(761)	$(131,278)	$(131,534)
Other comprehensive income/(loss) before reclassifications	174	(35)	44,949	45,088
Amounts reclassified from accumulated other comprehensive income/(loss)	41	(1)	—	40
Other comprehensive income/(loss), net of tax benefit of $174	215	(36)	44,949	45,128
Balance at March 31, 2016	$720	$(797)	$(86,329)	$(86,406)
__________________________________________

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

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
______________________________________________

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

11. Employee Retirement Plans
We have employee benefit plans including a 401(k) plan and European pension plans. Additionally, we contribute to one multi-employer pension plan on behalf of certain employees. We have separate, stand-alone defined benefit pension plans for Alpro. The benefits under our Alpro defined benefit plans are based on years of service and employee compensation.
The components of net periodic benefit cost for our pension plans for the three months ended March 31, 2016 and 2015 are detailed below:

	Three months ended March 31,
	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$405	$444
Interest cost	95	84
Expected return on plan assets	(70)	(68)
Amortization:
Prior service cost	—	—
Unrecognized net loss	1	24
Net periodic benefit cost	$431	$484
12. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such operating leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 20 years. Rent expense was $8.2 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the unaudited condensed consolidated balance sheets.
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
13. Segment, Geographic, and Customer Information

Effective January 1, 2016, we report results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2014 and 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our recent management restructure, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment under the leadership of Kevin Yost, U.S. Group President, Americas Foods & Beverages. Accordingly, prior year segment data has been recast to reflect this new segment structure.
The Americas Foods & Beverages segment offers products in the plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic produce categories throughout North America. Our Europe Foods & Beverages segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, health food stores and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force, independent brokers, regional brokers, and distributors. We utilize eleven manufacturing plants, multiple distribution centers, and three strategic co-packers across the United States. Additionally, we have three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize third-party co-packers across Europe for certain products.
We evaluate the performance of our segments based on net sales and operating income. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

Expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other”.

The following table presents the summarized income statement amounts by segment:

	Three months ended March 31,
	2016	2015
	(In thousands)
Total net sales:
Americas Foods & Beverages	$894,762	$780,374
Europe Foods & Beverages	144,933	130,768
Total	$1,039,695	$911,142
Operating income:
Americas Foods & Beverages	$95,715	$81,705
Europe Foods & Beverages	15,204	14,364
Total reportable segment operating income	$110,919	$96,069
Corporate and other	(27,082)	(25,999)
Total operating income	$83,837	$70,070
Other expense:
Interest expense	$13,680	$8,667
Other expense, net	2,439	3,801
Income before taxes	$67,718	$57,602
Depreciation and amortization:
Americas Foods & Beverages	$27,147	$22,525
Europe Foods & Beverages	5,743	4,441
Corporate and other	550	564
Total	$33,440	$27,530
The following tables present sales amounts by product categories:

	Three months ended March 31,
	2016	2015
	(In thousands)
Total net sales:
Americas Foods & Beverages
Plant-based foods and beverages	$266,132	$206,326
Coffee creamers and beverages	284,538	257,769
Premium dairy	204,222	176,631
Fresh foods	139,870	139,648
Americas Foods & Beverages net sales	894,762	780,374

Europe Foods & Beverages
Plant-based foods and beverages	144,933	130,768
Europe Foods & Beverages net sales	144,933	130,768

Total net sales	$1,039,695	$911,142

The following tables present assets and capital expenditures by segment:

	March 31, 2016	December 31, 2015
	(In thousands)
Assets:
Americas Foods & Beverages	$3,610,212	$3,555,988
Europe Foods & Beverages	639,244	605,843
Corporate	56,277	67,038
Total	$4,305,733	$4,228,869

	Three months ended March 31,
	2016	2015
	(In thousands)
Capital expenditures:
Americas Foods & Beverages	$18,824	$52,729
Europe Foods & Beverages	14,291	20,378
Corporate	580	128
Total	$33,695	$73,235
Significant Customers
The Company had a single customer that represented 13.4% and 14.4% of its consolidated net sales in the three months ended March 31, 2016 and 2015, respectively. Sales to this customer are primarily included in the Americas Foods & Beverages segment.
14. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended March 31,
	2016	2015
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$42,600	$33,347
Denominator:
Weighted average common shares	176,550,367	174,693,383
Basic earnings per share	$0.24	$0.19
Diluted earnings per share computation:
Numerator:
Net income	$42,600	$33,347
Denominator:
Weighted average common shares - basic	176,550,367	174,693,383
Stock option conversion (1)	3,190,613	3,889,110
Stock units (2)	543,903	569,691
Weighted average common shares - diluted	180,284,883	179,152,184
Diluted earnings per share	$0.24	$0.19
(1) Anti-dilutive options excluded	1,063,115	306,268
(2) Anti-dilutive RSUs excluded	2,232	428

15. Supplemental Guarantor Financial Information

In September of 2014, we issued debt securities that are guaranteed by certain of our 100% owned subsidiaries. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the balance sheets as of March 31, 2016 and December 31, 2015 and the statements of comprehensive income and cash flows for the three months ended March 31, 2016 and 2015 for The WhiteWave Foods Company (referred to as “Parent” for the purpose of this note only), the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for this presentation. All guarantors of our debt securities are also guarantors for our senior secured credit facilities. The guarantee is full and unconditional and joint and several. Our senior secured credit facilities are secured by security interest and liens on substantially all of our assets and the assets of our domestic subsidiaries and is presented in the Parent column of the accompanying condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015.

Condensed Consolidating Balance Sheets

	March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,573	$29,848	$—	$39,421
Trade receivables, net of allowance	805	203,183	85,495	—	289,483
Inventories	—	236,184	46,971	(5,523)	277,632
Prepaid expenses and other current assets	7,735	16,168	12,601	—	36,504
Intercompany receivables	1,778,571	606,161	22,748	(2,407,480)	—
Total current assets	1,787,111	1,071,269	197,663	(2,413,003)	643,040
Equity method investments	2,767	—	26,174	—	28,941
Investment in consolidated subsidiaries	2,275,250	1,000,067	—	(3,275,317)	—
Property, plant, and equipment, net	6,215	887,092	250,951	—	1,144,258
Identifiable intangible and other assets, net	34,650	666,447	383,420	(23,884)	1,060,633
Goodwill	—	982,538	446,323	—	1,428,861
Total Assets	$4,105,993	$4,607,413	$1,304,531	$(5,712,204)	$4,305,733

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$56,438	$330,147	$126,944	$—	$513,529
Current portion of debt and capital lease obligations	45,000	1,336	—	—	46,336
Income taxes payable	—	—	4,234	—	4,234
Intercompany payables	606,161	1,774,297	27,022	(2,407,480)	—
Total current liabilities	707,599	2,105,780	158,200	(2,407,480)	564,099
Long-term debt and capital lease obligations, net of debt issuance costs	2,069,349	19,895	—	—	2,089,244
Deferred income taxes	—	203,818	122,744	(23,884)	302,678
Other long-term liabilities	20,446	2,670	17,997	—	41,113
Total liabilities	2,797,394	2,332,163	298,941	(2,431,364)	2,997,134
Total shareholders' equity	1,308,599	2,275,250	1,005,590	(3,280,840)	1,308,599
Total Liabilities and Shareholders' Equity	$4,105,993	$4,607,413	$1,304,531	$(5,712,204)	$4,305,733

Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,282	$36,328	$—	$38,610
Trade receivables, net of allowance	2,649	200,808	54,091	—	257,548
Inventories	—	232,757	46,755	(8,775)	270,737
Prepaid expenses and other current assets	15,442	11,070	13,270	—	39,782
Intercompany receivables	1,878,299	686,469	37,962	(2,602,730)	—
Total current assets	1,896,390	1,133,386	188,406	(2,611,505)	606,677
Equity method investments	2,983	—	27,789	—	30,772
Investment in consolidated subsidiaries	2,156,856	943,501	—	(3,100,357)	—
Property, plant, and equipment, net	6,169	893,594	237,758	—	1,137,521
Identifiable intangible and other assets, net	34,441	663,101	365,316	(24,281)	1,038,577
Goodwill	—	991,085	424,237	—	1,415,322
Total Assets	$4,096,839	$4,624,667	$1,243,506	$(5,736,143)	$4,228,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,713	$374,483	$127,517	$—	$549,713
Current portion of debt and capital lease obligations	45,000	1,415	5,034	—	51,449
Income taxes payable	—	—	3,043	—	3,043
Intercompany payables	710,984	1,866,496	25,250	(2,602,730)	—
Total current liabilities	803,697	2,242,394	160,844	(2,602,730)	604,205
Long-term debt and capital lease obligations, net of debt issuance costs	2,058,621	20,219	100	—	2,078,940
Deferred income taxes	—	200,642	116,965	(24,281)	293,326
Other long-term liabilities	23,613	4,556	13,321	—	41,490
Total liabilities	2,885,931	2,467,811	291,230	(2,627,011)	3,017,961
Total shareholders' equity	1,210,908	2,156,856	952,276	(3,109,132)	1,210,908
Total Liabilities and Shareholders' Equity	$4,096,839	$4,624,667	$1,243,506	$(5,736,143)	$4,228,869

Condensed Consolidating Statements of Comprehensive Income

	Three months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$884,098	$169,395	$(13,798)	$1,039,695
Cost of sales	—	602,010	100,109	(16,191)	685,928
Gross profit	—	282,088	69,286	2,393	353,767
Operating expenses:
Selling, distribution and marketing	—	150,510	35,334	—	185,844
General and administrative	24,829	41,322	17,935	—	84,086
Total operating expenses	24,829	191,832	53,269	—	269,930
Operating (loss) income	(24,829)	90,256	16,017	2,393	83,837
Other (income) expense:
Interest expense	13,318	206	156	—	13,680
Other (income) expense, net	(34,165)	36,325	279	—	2,439
Total other (income) expense	(20,847)	36,531	435	—	16,119
Income (loss) before income taxes and equity in earnings of subsidiaries	(3,982)	53,725	15,582	2,393	67,718
Income tax expense (benefit)	(315)	19,784	3,439	—	22,908
Income before loss in equity method investments and equity in earnings of subsidiaries	(3,667)	33,941	12,143	2,393	44,810
Loss in equity method investments	216	—	1,994	—	2,210
Equity in earnings of consolidated subsidiaries	46,483	12,542	—	(59,025)	—
Net income	42,600	46,483	10,149	(56,632)	42,600
Other comprehensive income, net of tax	45,128	45,128	45,128	(90,256)	45,128
Comprehensive income	$87,728	$91,611	$55,277	$(146,888)	$87,728

Condensed Consolidating Statements of Comprehensive Loss

	Three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$780,374	$130,768	$—	$911,142
Cost of sales	—	528,005	74,562	—	602,567
Gross profit	—	252,369	56,206	—	308,575
Operating expenses:
Selling, distribution and marketing	—	137,711	30,050	—	167,761
General and administrative	24,187	32,952	13,605	—	70,744
Total operating expenses	24,187	170,663	43,655	—	238,505
Operating (loss) income	(24,187)	81,706	12,551	—	70,070
Other (income) expense:
Interest expense	8,337	263	67	—	8,667
Other (income) expense, net	(30,514)	34,312	3	—	3,801
Total other (income) expense	(22,177)	34,575	70	—	12,468
Income (loss) before income taxes and equity in earnings of subsidiaries	(2,010)	47,131	12,481	—	57,602
Income tax expense (benefit)	(73)	17,364	2,891	—	20,182
Income before loss in equity method investments and equity in earnings of subsidiaries	(1,937)	29,767	9,590	—	37,420
Loss in equity method investments	135	—	3,938	—	4,073
Equity in earnings of consolidated subsidiaries	35,419	5,652	—	(41,071)	—
Net income	33,347	35,419	5,652	(41,071)	33,347
Other comprehensive loss, net of tax	(42,943)	(42,943)	(43,669)	86,612	(42,943)
Comprehensive loss	$(9,596)	$(7,524)	$(38,017)	$45,541	$(9,596)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$25,248	$4,931	$17,610	$—	$47,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition adjustments	—	(60)	—	—	(60)
Payments for property, plant, and equipment	(3)	(28,641)	(19,915)	—	(48,559)
Intercompany contributions	(32,127)	—	—	32,127	—
Proceeds from sale of fixed assets	—	49	—	—	49
Net cash used in investing activities	(32,130)	(28,652)	(19,915)	32,127	(48,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	31,298	829	(32,127)	—
Repayment of debt	(11,250)	—	—	—	(11,250)
Payments on capital lease obligations	—	(286)	—	—	(286)
Proceeds from revolver line of credit	174,500	—	8,534	—	183,034
Payments on revolver line of credit	(153,500)	—	(13,972)	—	(167,472)
Proceeds from exercise of stock options	3,126	—	—	—	3,126
Minimum tax withholding paid on behalf of employees for share-based compensation	(11,229)	—	—	—	(11,229)
Excess tax benefit from share-based compensation	5,365	—	8	—	5,373
Payment of deferred financing costs	(130)	—	—	—	(130)
Net cash provided by financing activities	6,882	31,012	(4,601)	(32,127)	1,166
Effect of exchange rate changes on cash and cash equivalents	—	—	426	—	426
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	7,291	(6,480)	—	811
Cash and cash equivalents, beginning of period	—	2,282	36,328	—	38,610
Cash and cash equivalents, end of period	$—	$9,573	$29,848	$—	$39,421

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$22,628	$38,554	$3,234	$—	$64,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition adjustments	—	346	—	—	346
Payments for property, plant, and equipment	(188)	(71,504)	(20,011)	—	(91,703)
Intercompany contributions	(32,900)	—	—	32,900	—
Proceeds from sale of fixed assets	—	1,589	—	—	1,589
Net cash used in investing activities	(33,088)	(69,569)	(20,011)	32,900	(89,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	31,826	1,074	(32,900)	—
Repayment of debt	(5,000)	—	—	—	(5,000)
Payments on capital lease obligations	—	(290)	—	—	(290)
Proceeds from revolver line of credit	83,125	—	—	—	83,125
Payments for revolver line of credit	(66,750)	—	—	—	(66,750)
Proceeds from exercise of stock options	1,830	—	—	—	1,830
Minimum tax withholding paid on behalf of employees for stock based compensation	(7,484)	—	—	—	(7,484)
Excess tax benefit from share-based compensation	4,778	—	—	—	4,778
Payment of deferred financing costs	(39)	—	—	—	(39)
Net cash provided by financing activities	10,460	31,536	1,074	(32,900)	10,170
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,118)	—	(4,118)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	521	(19,821)	—	(19,300)
Cash and cash equivalents, beginning of period	—	524	49,716	—	50,240
Cash and cash equivalents, end of period	$—	$1,045	$29,895	$—	$30,940

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Unless otherwise specified, any description of “our”, “we”, and “us” in this MD&A refer to The WhiteWave Foods Company and its operating and non-operating subsidiaries included within our reporting segments and Corporate.
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
Overview of the Business
We are a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. We manufacture, market and sell branded plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic produce. We sell products primarily in North America, Europe and through a joint venture in China. We focus on providing consumers with innovative, great-tasting food and beverage choices that meet their increasing desires for nutritious, flavorful, convenient, and responsibly-produced products. Our widely-recognized, leading brands distributed in North America include Silk, So Delicious and Vega plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, Horizon Organic and Wallaby Organic premium dairy products and Earthbound Farm organic salads, fruits and vegetables. Our popular plant-based foods and beverages brands in Europe include Alpro and Provamel.
Effective January 1, 2016, we report our results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2014 and 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our recent management restructure, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment under the leadership of Kevin Yost, U.S. Group President, Americas Foods & Beverages. Accordingly, prior year segment data has been recast to reflect this new segment structure.
We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, health food stores and convenience stores, as well as through various away-from-home channels, including foodservice outlets. We sell our products primarily through our direct sales force, independent brokers, regional brokers and distributors.
We have an extensive production and supply chain footprint and we utilize eleven production facilities and also rely on third-party co-packers to fulfill our manufacturing needs in North America. In Europe, we have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain, and we also utilize third-party co-packers. Furthermore, we utilize a broad commercial partner network to access certain markets in Europe, in addition to our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands.

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
Manufacturing and Warehousing Capacity Constraints

Our volume growth has exerted and continues to exert pressure on our internal plant and warehousing capacity across all segments. In response, we have historically relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, capacity constraints sometimes create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. We have increased and are increasing internal capacity and will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements.
Matters Affecting Comparability
Our results of operations for the three months ended March 31, 2016 and 2015 were affected by the following:

Acquisitions of EIEIO, Vega and Wallaby
On May 29, 2015, the Company acquired substantially all the assets and liabilities of EIEIO, Inc. ("EIEIO"), which owns the Magicow brand as well as other brands, for $40.2 million in cash. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $21.8 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $10.2 million are being amortized over a 15 year term and relate primarily to customer relationships. We have included EIEIO's results of operations in our statements of income in our Americas Foods & Beverages segment from the date of acquisition.

On August 1, 2015, we completed our acquisition of Sequel Naturals Ltd, the company that owns the Vega ("Vega") brand and is a pioneer and leader in plant-based nutrition products, for approximately $553.6 million in cash funded by borrowings under our credit facility. We have included Vega's results of operations in our statements of income in our Americas Foods & Beverages segment from the date of acquisition. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $296.9 million and relate primarily to tradenames and customer relationships. Intangible assets subject to amortization of approximately $106.9 million are being amortized over a 15 year term and relate primarily to customer relationships. In the three months ended March 31, 2016, we recorded $4.0 million of purchase accounting adjustments to goodwill.

On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. ("Wallaby") for approximately $122.4 million in cash. We funded this acquisition with borrowings under our credit facility. We have included Wallaby's results of operations in our statements of income in our Americas Foods & Beverages segment from the date of acquisition. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $57.1 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $9.1 million are being amortized over a 15 year term and relate primarily to customer relationships. In the three months ended March 31, 2016, we recorded $6.2 million of purchase accounting adjustments to goodwill.
Foreign Exchange Movements
Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our exposures to foreign exchange rates are the Euro, British pound, Canadian dollar, Mexican peso and Chinese yuan against the U.S. dollar. The financial statements of our Europe Foods & Beverages segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country of our subsidiary. Accordingly, income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses and are recorded in general and administrative expense in the consolidated statements of income.
Results of Operations
The following table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales:

	Three months ended March 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Total net sales	$1,039.7	100.0%	$911.1	100.0%
Cost of sales	685.9	66.0%	602.5	66.1%
Gross profit (1)	353.8	34.0%	308.6	33.9%
Operating expenses
Selling, distribution and marketing	185.8	17.9%	167.8	18.4%
General and administrative	84.1	8.1%	70.7	7.8%
Total operating expenses	269.9	26.0%	238.5	26.2%
Operating income	83.8	8.0%	70.1	7.7%
Interest and other expenses, net	16.1		12.5
Income tax expense	22.9		20.2
Loss in equity method investments	2.2		4.1
Net income	$42.6		$33.3

(1)
We include certain shipping and handling costs within selling, distribution, and marketing expense. As a result, our gross profit may not be comparable to other companies that present all shipping and handling costs as a component of cost of sales.

The key performance indicators for our reportable segments are net sales, gross profit, and operating income, which are presented in the segment results tables and discussion below.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below:

	Three months ended March 31,
	2016	2015	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$894.8	$780.3	$114.5	14.7%
Europe Foods & Beverages	144.9	130.8	14.1	10.8%
Total	$1,039.7	$911.1	$128.6	14.1%
The changes in total net sales were due to the following:

	Change in net sales Three months ended March 31, 2016 vs. March 31, 2015
	Acquisitions	Volume	Pricing, product mix and currency changes	Total increase
	(Dollars in millions)
Americas Foods & Beverages	$64.3	$24.9	$25.3	$114.5
Europe Foods & Beverages	—	19.0	(4.9)	14.1
Total	$64.3	$43.9	$20.4	$128.6
Total net sales — Consolidated total net sales increased $128.6 million, or 14.1%, for the three months ended March 31, 2016 compared to the same period in 2015. This was driven by acquisitions including Vega, Wallaby, and EIEIO which contributed 7.0 percentage points of growth. Organic growth was largely volume driven with additional contributions from pricing and a favorable mix. The increase was partially offset by an unfavorable currency impact of 80 basis points.
Cost of sales — Cost of sales increased $83.4 million, or 13.8%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase was principally driven by higher sales volumes, including the impact of acquisitions, and increased raw material costs partially offset by $2.1 million of foreign currency translation. Costs were also impacted by a $2.2 million write-off of a warehouse in the Europe Foods & Beverages segment and $6.0 million of transition costs related to the SAP implementation at Fresh Foods in the Americas Foods & Beverages segment.
Gross profit — Gross profit margin increased to 34.0% for the three months ended March 31, 2016 from 33.9% for the same period in 2015. This increase was driven principally by a favorable mix of products sold. Currency impact reduced gross margin by 30 basis points.
Operating expenses — Total operating expenses increased $31.4 million, or 13.2%, for the three months ended March 31, 2016 compared to the same period in 2015.
Selling, distribution and marketing expense increased $18.0 million for the three months ended March 31, 2016. This increase was driven primarily by an increase in distribution cost linked to higher sales volumes, including the impact of acquisitions, along with higher marketing expenses.

General and administrative expense increased $13.4 million for the three months ended March 31, 2016, due principally to the impact of acquisitions and higher employee-related costs. Cost related to management of our joint venture investment in China was $0.8 million compared to $0.4 million in the first quarter of 2015.
Interest and other expenses, net — Interest and other expenses, net for the three months ended March 31, 2016 increased $3.7 million compared to the same period in 2015. The increase was driven by higher debt levels outstanding at March 31, 2016 primarily due to the 2015 acquisitions of EIEIO, Vega, and Wallaby and capital investments. These increases were partially offset by lower mark-to-market losses on our interest rate swaps of $1.9 million in the first quarter of 2016 compared to $3.8 million in the same quarter 2015.
Income tax expense — The effective tax rate for the three months ended March 31, 2016 was 33.8% compared to 35.0% for the three months ended March 31, 2015. The decrease in the effective tax rate was due primarily to changes in the mix of income before income taxes between the U.S. and foreign countries principally driven by the Vega acquisition. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
Loss in equity method investments — Our share of the loss related to the China joint venture was $2.0 million in the three months ended March 31, 2016 compared to $4.1 million in the three months ended March 31, 2015. This decrease was due to heavy start-up costs in the first quarter of 2015. Our share of the loss related to our other equity investment was $0.2 million for the three months ended March 31, 2016.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results:

	Three months ended March 31,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$894.8	100.0%	$780.3	100.0%	$114.5	14.7%
Cost of sales	600.4	67.1%	528.0	67.7%	72.4	13.7%
Gross profit	294.4	32.9%	252.3	32.3%	42.1	16.7%
Operating expenses	198.7	22.2%	170.6	21.9%	28.1	16.5%
Operating income	$95.7	10.7%	$81.7	10.4%	$14.0	17.1%
Total net sales — Total net sales increased $114.5 million, or 14.7%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase was driven by a combination of volume growth, including the acquisitions of EIEIO, Vega and Wallaby which contributed $64.3 million in net sales in the quarter, and pricing. These increases were partially offset by a $2.7 million unfavorable impact of currency translation driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the plant-based foods and beverages platform increased 29.0%, with the acquisition of Vega contributing 20.9 points of growth. Organic growth was primarily driven by increased sales of frozen desserts, plant-based yogurt products, coconut beverages and nut-based beverages, including almond and cashew products, which was partially offset by declines in soy beverages of $4.6 million.
Net sales growth in the coffee creamers and beverages platform increased 10.4%. This performance was driven by higher volumes, with the acquisition of EIEIO contributing 2.0 points of growth. The key driver of organic growth was growth in new products and increased distribution, along with some benefit of pricing taken in the third quarter of 2015.
Our premium dairy brand platform sales growth of 15.6% was principally driven by the acquisition of Wallaby, which contributed 9.0 points of growth, and higher pricing taken in the second quarter of 2015 to offset the rising costs of organic milk. With the exception of the Wallaby growth, volume was essentially flat across the platform with growth in meals and snacks and other dairy products offsetting slight declines in milk volumes.

Our fresh foods platform grew 0.2% in the first quarter of 2016 as slightly lower volumes were offset by favorable mix and pricing. The platform continues to improve its shipping and customer service levels following the SAP implementation related business disruptions during the fourth quarter of 2015.
Cost of sales — Cost of sales increased $72.4 million, or 13.7%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase was driven by the impact of acquisitions, along with volume increases in the plant-based beverage and coffee creamers and beverages platforms, and higher commodity costs, particularly organic dairy inputs. Costs were also impacted by $6.0 million of transition costs related to the SAP implementation at Fresh Foods.
Gross profit — Gross profit margin increased 60 basis points to 32.9% for the three months ended March 31, 2016. The increase was primarily driven by a favorable product mix, including the impact of acquisitions. Higher pricing largely offset increased commodity costs. Mix favorability was partially offset by the impact of a strengthening U.S. dollar relative to the Canadian dollar, which reduced gross margin by approximately 20 basis points, and the impact of the SAP implementation related costs.

Operating expenses — Operating expenses increased $28.1 million, or 16.5%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase was principally due to acquisitions but was also driven by increased marketing investments in our brands, higher distribution costs linked to higher sales volumes, and higher employee related costs.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results:

	Three months ended March 31,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Net sales	$144.9	100.0%	$130.8	100.0%	$14.1	10.8%
Cost of sales	85.5	59.0%	74.6	57.0%	10.9	14.6%
Gross profit	59.4	41.0%	56.2	43.0%	3.2	5.7%
Operating expenses	44.2	30.5%	41.8	32.0%	2.4	5.7%
Operating income	$15.2	10.5%	$14.4	11.0%	$0.8	5.6%
Net sales — Net sales increased $14.1 million, or 10.8%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was driven principally by continued strong volume growth and a favorable mix, led by nut based and coconut beverages, as well as strong growth in our plant-based yogurts. Net sales growth was partially offset by unfavorable foreign currency translation, which reduced growth by 370 basis points.
Cost of sales — Cost of sales increased $10.9 million, or 14.6%, for the three months ended March 31, 2016 compared to the same period in 2015 driven by higher sales volumes and, to a lesser extent, an unfavorable mix. In addition, we wrote off $2.2 million in fixed assets related to the demolition of the Wevelgem warehouse in connection with European capacity expansion.
Gross profit — Gross profit margin decreased to 41.0% for the three months ended March 31, 2016 compared to 43.0% for the same period in 2015. The warehouse write off had an unfavorable impact on gross margin of approximately 145 basis points, while currency contributed an additional unfavorable 50 basis points.
Operating expenses — Operating expenses increased $2.4 million, or 5.7%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was driven by higher marketing investments and higher general and administrative expenses as we continue to invest behind our brands and our infrastructure. In addition, while distribution costs increased with volume growth, the growth was partially offset by lower co-packed volumes, which reduced shipping costs. Operating expenses were also affected by $1.5 million of favorable currency impacts.
Liquidity and Capital Resources
Debt Facilities

On November 6, 2015, the Company entered into the fourth amendment to its existing senior secured credit facility (the “Fourth Amendment”). As of April 30, 2016, we had outstanding borrowings of $1.7 billion under our $2.5 billion senior secured credit facilities, which consisted of $1.5 billion of term loan borrowings and $174.5 million borrowed under our $1.0 billion revolving credit facility commitment.  We further had $7.6 million in outstanding letters of credit issued under our revolving credit facility.  We had the ability to incur up to a maximum of approximately $620 million of additional indebtedness as governed by the current financial covenants under our senior secured credit facility, assuming such proceeds are not utilized to acquire additional businesses or operations.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of April 30, 2016, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 1.75% per annum for the $1.0 billion revolving commitment and the $750.0 million currently outstanding on the term loan A-1 facility and LIBOR plus 2.00% per annum for the $750.0 million currently outstanding on the term loan A-2 facility.
Alpro maintains a revolving credit facility not to exceed €30.0 million or its currency equivalent. The facility is unsecured and guaranteed by The WhiteWave Foods Company. The Alpro revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit or its currency equivalent. At March 31, 2016 and December 31, 2015, Alpro did not have any outstanding borrowings. Any borrowings under the subsidiary revolving credit facility are due upon maturity on June 29, 2016.
Vega maintains an uncommitted revolving credit facility not to exceed $15.0 million CAD. The facility is unsecured and guaranteed by The WhiteWave Foods Company. The facility is available for working capital and other general corporate purposes of Vega. At March 31, 2016, there were no amounts outstanding in borrowings under the facility. At December 31, 2015, there was $7.1 million CAD ($5.1 million USD) outstanding in borrowings under the facility.
As of March 31, 2016, we were in compliance with all related (or associated) covenants under our debt facilities.

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
As of March 31, 2016, $30.4 million of our total cash on hand was attributable to our foreign operations and currently domiciled outside the U.S. We anticipate permanently reinvesting our foreign earnings outside the U.S.
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
Historical Cash Flow
The following table summarizes our cash flows from operating, investing, and financing activities:

	Three months ended March 31,
	2016	2015	Change
	(In millions)
Net cash flows from:
Operating activities	$47.8	$64.4	$(16.6)
Investing activities	(48.6)	(89.8)	41.2
Financing activities	1.2	10.2	(9.0)
Effect of exchange rate changes on cash and cash equivalents	0.4	(4.1)	4.5
Net increase (decrease) in cash and cash equivalents	$0.8	$(19.3)	$20.1
Operating Activities

Net cash provided by operating activities was $47.8 million for the three months ended March 31, 2016 compared to $64.4 million for the three months ended March 31, 2015. The decrease was due to an increase in operating assets and liabilities, net of acquisition, of $30.7 million partially offset by higher net income excluding non-cash items of $14.1 million. The increase in operating assets and liabilities was driven by the lower accounts payable due to the timing of cash disbursements related to outstanding payments at the end of 2015 relative to the end of 2014.

Investing Activities
Net cash used in investing activities was $48.6 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $89.8 million for the three months ended March 31, 2015. The decrease was primarily driven by lower capital expenditures in 2016.

Financing Activities
Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2016 compared to net cash provided of $10.2 million for the three months ended March 31, 2015. The decrease from 2015 was driven by the repayment in the first quarter of 2016 of principal due on the term loan.
Contractual Obligations and Other Long-Term Liabilities
There have been no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Long-Term Liabilities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
These critical accounting policies are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements within Item 1 of this report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Quantitative and Qualitative Disclosures About Market Risk disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

(b)	Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2C. Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of March 31, 2016, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

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
Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.
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
May 10, 2016