Form 10-Q
period 2016-06-30
WHITEWAVE FOODS Co
filed 2016-08-09
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
 _______________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of July 31, 2016, there were 177,196,000 outstanding shares of common stock, par value $0.01 per share.

ii

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
The WhiteWave Foods Company
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$64,345	$38,610
Trade receivables, net of allowance of $1,812 and $2,127	257,877	257,548
Inventories	295,104	270,737
Prepaid expenses and other current assets	50,354	39,782
Total current assets	667,680	606,677
Equity method investments	26,075	30,772
Property, plant, and equipment, net	1,165,205	1,137,521
Identifiable intangible and other assets, net	1,055,590	1,038,577
Goodwill	1,439,769	1,415,322
Total Assets	$4,354,319	$4,228,869
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$501,729	$549,713
Current portion of debt and capital lease obligations	46,356	51,449
Income taxes payable	5,954	3,043
Total current liabilities	554,039	604,205
Long-term debt and capital lease obligations, net of debt issuance costs	2,102,729	2,078,940
Deferred income taxes	303,266	293,326
Other long-term liabilities	46,789	41,490
Total liabilities	3,006,823	3,017,961
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 1,700,000,000 shares authorized, 177,056,746 issued and outstanding at June 30, 2016; 176,246,199 issued and outstanding at December 31, 2015	1,771	1,762
Additional paid-in capital	933,653	914,975
Retained earnings	520,074	425,705
Accumulated other comprehensive loss	(108,002)	(131,534)
Total shareholders’ equity	1,347,496	1,210,908
Total Liabilities and Shareholders’ Equity	$4,354,319	$4,228,869
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Net sales	$1,049,648	$923,632	$2,089,343	$1,834,773
Cost of sales	679,240	597,474	1,365,168	1,200,041
Gross profit	370,408	326,158	724,175	634,732
Operating expenses:
Selling, distribution and marketing	188,465	174,311	374,309	342,072
General and administrative	81,115	74,845	165,201	145,589
Total operating expenses	269,580	249,156	539,510	487,661
Operating income	100,828	77,002	184,665	147,071
Other expense:
Interest expense	18,437	13,933	32,117	22,600
Other expense, net	1,289	988	3,728	4,787
Total other expense	19,726	14,921	35,845	27,387
Income before income taxes	81,102	62,081	148,820	119,684
Income tax expense	27,188	22,214	50,096	42,396
Income before loss in equity method investments	53,914	39,867	98,724	77,288
Loss in equity method investments	2,145	2,423	4,355	6,497
Net income	$51,769	$37,444	$94,369	$70,791
Weighted average common shares:
Basic	176,968,212	175,317,750	176,759,289	175,007,291
Diluted	180,731,638	180,044,401	180,595,772	179,662,304
Net income per share:
Basic	$0.29	$0.21	$0.53	$0.40
Diluted	$0.29	$0.21	$0.52	$0.39
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$51,769	$37,444	$94,369	$70,791
Other comprehensive income (loss), net of tax
Change in defined benefit pension plan, net of tax benefit/(expense) of ($9), $34, $8 and ($82)	19	(69)	(17)	162
Foreign currency translation adjustment	(20,246)	16,422	24,703	(27,248)
Change in fair value of derivative instruments, net of tax benefit/(expense) of ($209), $223, ($52) and ($33)	(1,369)	(433)	(1,154)	63
Other comprehensive income (loss), net of tax	(21,596)	15,920	23,532	(27,023)
Comprehensive income	$30,173	$53,364	$117,901	$43,768
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2015	176,246,199	$1,762	$914,975	$425,705	$(131,534)	$1,210,908
Net income	—	—	—	94,369	—	94,369
Share-based compensation	—	—	19,262	—	—	19,262
Excess tax benefit from share-based compensation	—	—	6,004	—	—	6,004
Shares issued in connection with share-based compensation	810,547	9	6,172	—	—	6,181
Minimum tax withholdings related to net share settlements of share-based compensation	—	—	(12,760)	—	—	(12,760)
Other comprehensive income (loss)	—	—	—	—	23,532	23,532
Balance at June 30, 2016	177,056,746	$1,771	$933,653	$520,074	$(108,002)	$1,347,496
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2014	174,388,132	$1,744	$878,549	$257,312	$(61,118)	$1,076,487
Net income	—	—	—	70,791	—	70,791
Share-based compensation	—	—	20,433	—	—	20,433
Excess tax benefit from share-based compensation	—	—	11,345	—	—	11,345
Shares issued in connection with share-based compensation	1,233,481	12	12,004	—	—	12,016
Minimum tax withholdings related to net share settlements of share-based compensation	—	—	(16,011)	—	—	(16,011)
Other comprehensive income (loss)	—	—	—	—	(27,023)	(27,023)
Balance at June 30, 2015	175,621,613	$1,756	$906,320	$328,103	$(88,141)	$1,148,038
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,369	$70,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,388	55,337
Share-based compensation expense	19,262	20,433
Amortization of debt issuance costs	2,215	2,017
Loss (gain) on fixed asset disposals	5,481	(2,010)
Deferred income taxes	4,672	16,439
Unrealized gain on derivative instruments	(5,003)	(262)
Loss in equity method investments	4,355	6,497
Other	(1,314)	(1,762)
Net change in operating assets and liabilities, net of acquisitions	(75,879)	(60,617)
Net cash provided by operating activities	116,546	106,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	—	(701)
Payments for acquisitions, net of cash acquired of $835 and $1,530	(17,418)	(38,672)
Proceeds from acquisition adjustments	—	346
Payments for property, plant, and equipment	(93,082)	(140,637)
Proceeds from sale of fixed assets	87	8,880
Net cash used in investing activities	(110,413)	(170,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(22,500)	(10,000)
Payments on capital lease obligations	(577)	(584)
Proceeds from revolver line of credit	438,242	270,345
Payments on revolver line of credit	(398,680)	(222,100)
Proceeds from exercise of stock options	6,172	12,004
Minimum tax withholding paid on behalf of employees for share-based compensation	(12,760)	(16,011)
Excess tax benefit from share-based compensation	6,265	11,345
Payment of deferred financing costs	(172)	(39)
Net cash provided by financing activities	15,990	44,960
Effect of exchange rate changes on cash and cash equivalents	3,612	(3,871)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,735	(22,832)
Cash and cash equivalents, beginning of period	38,610	50,240
Cash and cash equivalents, end of period	$64,345	$27,408
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Accrued and unpaid purchases of plant and equipment	$26,518	$21,673
See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015
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

Effective January 1, 2016, we report results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2014 and 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our management restructure in early 2016, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment. Accordingly, prior year segment data has been recast to reflect this new segment structure.
Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission ("SEC") on February 29, 2016.
As discussed in Note 16 Subsequent Events, on July 6, 2016 the Company entered into a merger agreement with Danone S.A., a société anonyme organized under the laws of France (“Danone”), as a result of which the Company will become a wholly-owned subsidiary of Danone. The closing of the transaction is subject to the approval of our shareholders, regulatory approvals, and customary conditions, and is expected to be completed by the end of the year. As a result, none of the condensed consolidated financial statements and related disclosures in this Form 10-Q consider the potential impact of the pending merger.
In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations applicable to quarterly reporting on Form 10-Q. Our results of operations for the three and six months ended June 30, 2016 and 2015 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Certain reclassifications of previously reported amounts have been made to conform to current year presentation in the unaudited condensed consolidated statements of shareholders' equity, unaudited condensed consolidated statements of cash flows, and Note 15 "Supplemental Guarantor Financial Information." These reclassifications did not impact previously reported amounts on the Company’s unaudited condensed consolidated balance sheets, statements of income, shareholders' equity or statements of cash flows.
Recently Issued Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to clarify the principles used to recognize revenue for all entities. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. In 2016, the FASB has issued the following additional guidance: i) ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),which provides clarification when assessing whether an entity is a principal or agent in a revenue transaction, and impacts whether an entity reports revenue on a gross or net basis, ii) ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 regarding the identification of performance obligations and accounting for licenses of intellectual property, iii) ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, which rescinds specific SEC guidance related to revenue recognition currently codified in US GAAP as a result of the new revenue standard, and iv) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends the guidance in ASU 2014-09 by providing practical expedients to simplify the transition to the new revenue standard and clarify certain aspects of the standard. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. Early adoption will be permitted as of the December 31, 2016 original effective date. We are currently evaluating the effects, if any, the adoption of this guidance will have on the Company's consolidated financial statements.
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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance will require companies to include excess tax benefits (deficiencies) as a component of income tax expense rather than additional paid-in capital. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We are currently evaluating the effects adoption of this guidance will have on the Company’s consolidated financial statements or financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which provides changes on how companies measure and recognize credit losses on financial instruments. The new guidance will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of financial assets that are in the cope of the standard. The new standard is effective for public companies in fiscal years beginning after December 31, 2019. We are currently evaluating the effects, if any, the adoption of this guidance will have on the Company's consolidated financial statements.
2. Acquisitions
2016 Acquisitions
IPP
On June 2, 2016, the Company acquired Innovation Packaging and Process, S.A. DE C.V. ("IPP"). Founded in 2007, IPP is an aseptic beverage co-packer based in San Luis Potosi, Mexico. The Company purchased IPP for total cash consideration of $18.2 million. We funded this acquisition through cash provided from operations. Our preliminary purchase price allocation includes goodwill of $12.8 million, property, plant, and equipment of $9.0 million, and liabilities assumed net of working capital items of $3.6 million.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their preliminary fair values. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations, and as a result, the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. We expect to finalize the allocation of the purchase price within one year of the acquisition.
IPP produces a wide variety of products for WhiteWave and third parties. The acquisition of IPP provides the ability to grow in Latin American markets by providing in-house manufacturing. We have included IPP's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition.

2015 Acquisitions
Wallaby

On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. ("Wallaby") for approximately $122.4 million in cash. We funded this acquisition with borrowings under our credit facility. Founded in 1994 and based in American Canyon, California, Wallaby is a leading manufacturer and distributor of organic dairy yogurt products including Greek and Australian style yogurts and Kefir beverages. The addition of Wallaby strengthened and expanded our growing yogurt portfolio and provided entry into several fast-growing yogurt categories. The acquisition also provided us with additional West Coast manufacturing capabilities and further expansion and growth opportunities. We have included Wallaby's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were estimated by management based in part on a preliminary independent valuation of assets acquired, which includes intangible assets of approximately $57.1 million and relate primarily to tradenames. Estimated intangible assets subject to amortization of approximately $9.1 million are being amortized over a 15 year term and relate primarily to customer relationships. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations, and as a result, the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. We expect to finalize the allocation of the purchase price within one year of the acquisition. Any change in the estimated fair value of the net assets will change the purchase price allocation. During the the six months ended June 30, 2016, we recorded $6.3 million of purchase accounting adjustments to goodwill primarily related to the finalization of the fair value of certain intangible assets. See Note 5 "Goodwill and Intangible Assets."

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

During the six months ended June 30, 2016, we recorded $4.4 million of purchase accounting adjustments to goodwill primarily related to the finalization of certain income tax matters. See Note 5 "Goodwill and Intangible Assets." As of June 30, 2016, the Company has finalized its purchase price allocations related to the acquisition of Sequel Naturals Ltd.

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
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $21.8 million and relate primarily to tradenames and customer relationships. Intangible assets subject to amortization of approximately $10.2 million are being amortized over a 15 year term and relate primarily to customer relationships. As of June 30, 2016, the Company has finalized its purchase price allocations related to the acquisition of EIEIO.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed for the fiscal 2015 acquisitions.

	EIEIO	Vega	Wallaby
	May 29, 2015	August 1, 2015	August 30, 2015
	(In thousands)
Assets acquired:
Cash and cash equivalents	$1,546	$5,235	$1,740
Inventories	3,050	18,379	2,252
Other current assets	1,951	18,886	5,245
Property, plant and equipment	554	650	11,492
Trademarks	11,600	189,963	48,036
Intangible assets with finite lives	10,160	106,920	9,058
Other long-term assets	—	1,779	50
Liabilities assumed:
Accounts payable and other accruals	2,296	12,802	1,542
Deferred taxes	—	76,739	—
Other long-term liabilities	173	7,581	1,031
Total identifiable net assets	26,392	244,690	75,300
Goodwill	13,810	308,942	47,052
Total purchase price	$40,202	$553,632	$122,352
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the acquired businesses into our operations. Goodwill is recorded in the Americas Foods & Beverages segment. Goodwill related to EIEIO and Wallaby is tax deductible. None of the goodwill recorded in the Vega or IPP acquisitions is tax deductible.

The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired EIEIO, Vega and Wallaby on January 1, 2015. The pro forma consolidated results of operations below do not include pro forma results related to our purchase of IPP due to such amounts being immaterial:

	Three months ended June 30, 2015	Six months ended June 30, 2015
	2015	2015
	(In thousands, except share data)
Net sales	$974,074	$1,930,973
Income before income taxes	68,204	128,359
Diluted earnings per common share	$0.23	$0.43

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

Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. No contributions were made during the three and six months ended June 30, 2016 as the joint venture entered into a new credit facility in 2016 with Mengniu for up to an additional Chinese yuan (CNY) of 90 million ($13.5 million USD) in addition to its existing credit facility of Chinese yuan 120 million ($18.1 million USD). The new facility is expected to support its liquidity requirements for 2016. We guarantee up to 49% on the total commitment amount of this credit facility or Chinese yuan 102.9 million ($15.5 million USD). As of June 30, 2016, the joint venture had borrowed Chinese yuan 170 million ($25.6 million USD) under this facility.

4. Inventories
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$137,714	$120,922
Finished goods	157,390	149,815
Total	$295,104	$270,737
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows:

	Americas Foods & Beverages	Europe Foods & Beverages	Total
	(In thousands)
Balance at December 31, 2015	$1,278,753	$136,569	$1,415,322
Acquisitions	12,824	—	12,824
Purchase price adjustments (1)	(10,493)	—	(10,493)
Foreign currency translation	19,738	2,378	22,116
Balance at June 30, 2016	$1,300,822	$138,947	$1,439,769
 ____________________________________
(1) Purchase price adjustments are the result of adjustments made for the finalization of the fair value of certain intangible assets and the finalization of certain income tax matters.
The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$792,125	$—	$792,125	$777,718	$—	$777,718
Intangible assets with finite lives:
Customer-related and other (1)	283,951	(49,559)	234,392	270,801	(39,828)	230,973
Supplier relationships	12,000	(2,400)	9,600	12,000	(1,920)	10,080
Non-compete agreements (1)	1,344	(726)	618	1,267	(592)	675
Trademarks	968	(966)	2	968	(965)	3
Total	$1,090,388	$(53,651)	$1,036,737	$1,062,754	$(43,305)	$1,019,449
 ____________________________________
 (1) The change in the carrying amount is the result of foreign currency translation and purchase accounting adjustments.

Amortization expense on finite-lived intangible assets for the three months ended June 30, 2016 and 2015 was $5.1 million and $3.0 million, respectively. Amortization expense on finite-lived intangible assets for the six months ended June 30, 2016 and 2015 was $10.3 million and $5.8 million, respectively.
6. Income Taxes
For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.
The effective tax rate for the three months ended June 30, 2016 was 33.5% compared to 35.8% for the three months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 33.7% compared to 35.4% for the six months ended June 30, 2015. The decrease in the effective tax rates for the three and six month comparative periods was due primarily to changes in the mix of income before income taxes between the U.S. and foreign countries principally driven by an increase in the investment deduction in Belgium and the generally lower foreign tax rates associated with our Vega acquisition. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
7. Debt and Capital Lease Obligations
Our outstanding debt and capital lease obligations as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016			December 31, 2015
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,649,500	2.32%	*	$1,627,000	2.54%	*
Senior unsecured notes	500,000	5.38%		500,000	5.38%
Capital lease obligations	20,920			21,635
Other borrowings	—			5,133	3.70%
Less current portion	(46,356)			(51,449)
Less debt issuance costs	(21,335)			(23,379)
Total long-term debt	$2,102,729			$2,078,940
 ____________________________________
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

As of June 30, 2016, we had outstanding borrowings of $1.6 billion under our $2.5 billion senior secured credit facilities consisting of $172.0 million outstanding under the revolving credit facility, a $731.3 million principal balance under term loan A-1, and a $746.3 million principal balance under term loan A-2. We had $7.6 million in outstanding letters of credit issued under our revolving credit facilities. We had additional borrowing capacity of approximately $820.4 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

The senior secured credit facilities are secured by security interests and liens on substantially all of our domestic assets, and are guaranteed by our material domestic subsidiaries. As of June 30, 2016, borrowings under the revolving credit facility and term loan A-1 bore interest at a rate of LIBOR plus 1.75% and the term loan A-2 at a rate of LIBOR plus 2.00% per annum.
Alpro Revolving Credit Facility

On June 29, 2015, Alpro entered into a revolving credit facility not to exceed €30.0 million or its currency equivalent. The facility is unsecured and guaranteed by the Company. The facility is available for working capital and other general purposes of Alpro and for the issuance of up to €30.0 million letters of credit or its currency equivalent. At June 30, 2016 and December 31, 2015, there were no outstanding borrowings. During the second quarter of 2016, Alpro extended the maturity date to June 29, 2017.
Vega Revolving Credit Facility
In April, 2016, Vega increased the limit on its uncommitted revolving credit facility from $10.0 million Canadian dollars ("CAD") to not exceed $15.0 million CAD. The facility is unsecured and guaranteed by the Company. The facility is available for working capital and other general purposes of Vega. At June 30, 2016, there were no outstanding borrowings under this facility. At December 31, 2015, there was $7.1 million CAD ($5.1 million USD) outstanding in borrowings under the facility.
Senior Unsecured Notes
In 2014, we issued $500.0 million in aggregate principal amount of senior notes. The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year.
Capital Lease Obligations
We are party to leases of certain operating facilities and equipment under capital lease arrangements which bear interest at rates from 3.1% to 8.0% and have expiration dates through 2033. These assets are included in property, plant, and equipment, net, on the condensed consolidated balance sheets.
8. Derivative Financial Instruments and Fair Value Measurement
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments include interest rate risk, foreign currency risk and commodity price risk. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes.
Credit risk under these arrangements is believed to be remote as the counterparties to the derivatives are major financial institutions; however, if any of the counterparties to the derivative agreements become unable to fulfill their obligation, we may lose the financial benefits of these arrangements.
Interest Rates
In connection with our initial public offering, on October 31, 2012, Dean Foods novated to us certain of its interest rate swaps (the “2017 swaps”) with a notional value of $650 million and a maturity date of March 31, 2017. The 2017 swaps effectively change the interest payments on a portion of our debt from variable-rate, based on short term LIBOR, to fixed-rate payments. We are the sole counterparty to the financial institutions under these swap agreements and are directly responsible for any required settlements, and the sole beneficiary of any receipts of funds, pursuant to their terms. We are subject to market risk with respect to changes in the underlying benchmark interest rate that impact the fair value of the 2017 swaps.
The following table summarizes the terms of the 2017 swap agreements as of June 30, 2016:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the 2017 swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded on our condensed consolidated balance sheets. We recorded losses on these contracts of $0.7 million and $2.6 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, losses on these contracts were $1.0 million and $4.8 million, respectively. Gains and losses are recorded in other expense, net in our condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 is included in the fair value table below.

Commodities
We are exposed to commodity price fluctuations, including organic and conventional milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, coconut, cashews, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity, but can be longer in limited cases. These contracts are considered normal purchases.
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter hedge contracts from qualified financial institutions for commodities associated with the production and distribution of our products. Certain of these contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. As of June 30, 2016, we have not entered into any commodity cash flow hedges.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded to cost of sales and selling, distribution, and marketing expenses in our condensed consolidated statements of income depending on commodity type. We recorded gains on these contracts of $4.3 million and $2.2 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, we recorded gains (losses) of $1.1 million and $(0.9) million, respectively. As of June 30, 2016, the Company had outstanding contracts for the purchase of 22.8 million gallons of diesel expiring throughout 2016 and 2017. A summary of our open commodities contracts recorded at fair value in our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 is included in the table below.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 19% and 19% of net sales for the six months ended June 30, 2016 and 2015, respectively. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk primarily consists of the Euro, British pound, Canadian dollar, Mexican peso and Chinese yuan related to net sales and expenses in currencies other than the functional currency of the business. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. These contracts are designated as cash flow hedges and are recorded as an asset or liability in our condensed consolidated balance sheets at fair value with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. As of June 30, 2016, the Company had an aggregate U.S. dollar equivalent of $273.1 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2016 and 2017. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three and six months ended June 30, 2016 and 2015.

Fair Value - Derivatives
As of June 30, 2016 and December 31, 2015, derivatives recorded at fair value in our condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)	$317	$483	$13,813	$—
Total	317	483	13,813	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	12,499	15,228
Commodities contracts - current (1)	584	—	5,148	11,093
Commodities contracts - noncurrent (2)	650	—	—	1,551
Interest rate swap contracts - noncurrent (2)	—	—	—	3,142
Total	$1,234	$—	$17,647	$31,014
Total derivatives	$1,551	$483	$31,460	$31,014
  ____________________________________

(1)
Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our condensed consolidated balance sheets.

(2)
Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Gains on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Realized gains on foreign currency contracts (1)	$14	$347	$55	$359

  ____________________________________
(1) Recorded in cost of sales in our condensed consolidated statements of income. See Note 10 "Accumulated Other Comprehensive Loss."
Based on current exchange rates, we estimate that $13.5 million in net losses of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive loss to operating results within the next 12 months.
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

A summary of our financial assets and liabilities subject to recurring fair value measurements and the basis for that measurement according to the levels in the fair value hierarchy as of June 30, 2016 and December 31, 2015 is as follows:

	Fair value as of June 30, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$87	$87	$—	$—
Supplemental Executive Retirement Plan investments	3,102	3,102	—	—
Qualifying insurance policies (1)	10,870	—	—	10,870
Foreign currency contracts	317	—	317	—
Commodities contracts	1,234	—	1,234	—
Deferred compensation investments	4,883	—	4,883	—
Total assets	$20,493	$3,189	$6,434	$10,870
Liabilities:
Foreign currency contracts	$13,813	$—	$13,813	$—
Commodities contracts	5,148	—	5,148	—
Interest rate swap contracts	12,499	—	12,499	—
Total liabilities	$31,460	$—	$31,460	$—
  ____________________________________
(1) Change in value since December 31, 2015 due to foreign currency translation.

There were no transfers between the three levels of the fair value hierarchy during the six months ended June 30, 2016.

	Fair value as of December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$107	$107	$—	$—
Supplemental Executive Retirement Plan investments	3,164	3,164	—	—
Qualifying insurance policies	10,631	—	—	10,631
Foreign currency contracts	483	—	483	—
Deferred compensation investments	4,359	—	4,359	—
Total assets	$18,744	$3,271	$4,842	$10,631
Liabilities:
Commodities contracts	$12,644	$—	$12,644	$—
Interest rate swap contracts	18,370	—	18,370	—
Total liabilities	$31,014	$—	$31,014	$—

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

We estimate the fair value of our senior unsecured notes primarily using quoted market prices in markets that are not active. As of June 30, 2016, the carrying value and fair value of the Company's borrowings was $500.0 million and $534.8 million, respectively. See Note 7 "Debt and Capital Lease Obligations." As of December 31, 2015, the carrying value and fair value of the Company's borrowings was $500.0 million and $521.3 million, respectively. If measured at fair value in the condensed consolidated balance sheets, our senior unsecured notes would be classified in Level 2 of the fair value hierarchy.

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

9. Share-Based Compensation
Under the Amended and Restated 2012 Stock Incentive Plan (the "2012 SIP"), a total of 26,850,000 shares of our common stock were reserved for issuance upon the exercise of stock options or the vesting of restricted stock units (“RSUs”), performance stock units ("PSUs") or restricted stock awards that may be issued to our employees, non-employee directors and consultants. The 2012 SIP also permits awards of stock appreciation rights (“SARs”) and phantom shares as part of our long-term incentive compensation program. In general, awards granted to our employees under the 2012 SIP vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Unvested awards vest immediately in the following circumstances: (i) an employee retires after reaching the age of 65, (ii) in certain cases upon an employee’s death or qualified disability, (iii) an employee with 10 years of service retires after reaching the age of 55, or (vi) upon a change of control, except for PSUs and all equity awards granted after 2014 to the Company's executive officers.
Upon the completion of the acquisition of the Company by Danone S.A., all of the Company's outstanding share-based compensation awards will vest. See Note 16 Subsequent Events for further discussion.
Share-Based Compensation Expense
The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Equity awards:
Stock options	$1,627	$2,381	$5,708	$7,057
RSUs	2,852	3,648	8,686	9,601
PSUs	1,838	1,608	4,868	3,775
Equity awards share-based compensation expense	6,317	7,637	19,262	20,433

Liability awards:
Phantom shares	—	376	13	740
SARs	488	4,196	769	4,975
Liability awards share-based compensation expense	488	4,572	782	5,715
Total share-based compensation expense	$6,805	$12,209	$20,044	$26,148

Share-based compensation expense is recorded within general and administrative expense. This expense is recognized one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date, unless the employee has reached the retirement age of 65 or is 55 years of age and has 10 years of service, then all share-based compensation expense is recognized at the time of grant.

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
Since the Company’s common stock did not have a long history of being publicly traded at grant date, the expected term was determined under the simplified method, using an average of the contractual term and vesting period of the stock options. For stock options granted in 2015 and thereafter, the expected volatility assumption was calculated based on a blend of compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date, and the Company's current implied stock price volatility. For stock options granted prior to 2015, the expected volatility assumption was calculated based solely on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the average implied yield available on five-year and seven-year U.S. Treasury issues. The forfeiture rates are based on historical rates and the Company elected to use a 0% forfeiture rate due to historically immaterial forfeiture rates. We have not paid, and do not anticipate paying, a cash dividend on our common stock.
The following table summarizes stock option activity during the six months ended June 30, 2016:

	Number of options	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
Options outstanding at January 1, 2016	9,440,803	$19.14
Granted	795,906	$36.35
Forfeited, canceled and expired (1)	(49,671)	$40.70
Exercised (including tax withholding) (1)	(967,646)	$19.56
Options outstanding at June 30, 2016	9,219,392	$20.47	5.73	$244,122,222
Options vested and expected to vest at June 30, 2016	9,219,392	$20.47	5.73	$244,122,222
Options exercisable at June 30, 2016	7,630,968	$17.47	5.07	$224,881,409
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

During the six months ended June 30, 2016, we received $6.2 million of cash from stock option exercises. At June 30, 2016, there was $9.7 million of unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.89 years.
Restricted Stock Units
RSUs are issued to certain senior employees under the 2012 SIP as part of our long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the six months ended June 30, 2016:

RSUs outstanding January 1, 2016	839,252
RSUs granted	402,622
Shares issued upon vesting of RSUs (including tax withholding) (1)	(423,199)
RSUs canceled (1)	(27,015)
RSUs outstanding at June 30, 2016	791,660
Weighted average grant date fair value per share	$34.84
 __________________________________

(1)
Pursuant to the terms of the 2012 SIP, RSUs that are canceled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are not added back to the pool of shares available for future awards.

At June 30, 2016, there was $16.6 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.91 years.

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

We recognize share-based compensation expense in the condensed consolidated statements of income over the three year performance period based on the Company’s estimated relative performance for each vesting tranche. Accordingly, for the grant made each year we recognize 100% of the estimated first year expense, 50% of the estimated second year expense and 33.3% of the estimated third year expense. As of June 30, 2016, based upon our assessment of our relative performance versus the S&P 500, the 2015 PSU awards have been expensed based upon a target payout 175% for the year two tranche (2015-2016) and 150% for the year three tranche (2015-2017). As of June 30, 2016, the 2016 PSU awards have been expensed based upon a target payout assumption of 150% for year one tranche (2016-2017), 125% for tranche year two (2016-2018), and 117% for tranche year three (2016-2019).

The following table summarizes PSU activity during the six months ended June 30, 2016:

PSUs outstanding January 1, 2016	107,358
PSUs granted	155,846
Shares issued upon vesting of PSUs (1)	(71,580)
PSUs canceled (1)	—
PSUs outstanding at March 31, 2016	191,624
Weighted average grant date fair value per share	$37.16
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

At June 30, 2016 there was $2.7 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.66 years.

Phantom Shares
We previously granted phantom shares under the 2012 SIP as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at each vesting period. The fair value of the awards was re-measured at each reporting period. As of March 31, 2016 all phantom shares have been cash settled.

Stock Appreciation Rights
We previously granted SARs under the 2012 SIP as part of our long-term incentive compensation program, which are similar to stock options in that they are based on the price of WhiteWave stock and vest ratably over a three-year period, but are cash-settled based upon the value of WhiteWave stock at the exercise date. We have not granted any SARs since 2013 and all outstanding SARs are fully vested.

     The fair value of the awards is re-measured at each reporting period. A liability has been recorded in current liabilities in our condensed consolidated balance sheets totaling $1.5 million and $2.7 million as of June 30, 2016 and December 31, 2015, respectively. The following table summarizes SARs activity during the six months ended June 30, 2016:

	Number of SARs	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
SARs outstanding at January 1, 2016	122,031	$16.45
Granted	—	$—
Forfeited and canceled (1)	—	$—
Exercised	(74,397)	$16.44
SARs outstanding at June 30, 2016	47,634	$16.45	6.41	$1,452,249
SARs vested and expected to vest at June 30, 2016	47,634	$16.45	6.41	$1,452,249
SARs exercisable at June 30, 2016	47,634	$16.45	6.41	$1,452,249
 _____________________________________

(1)	Pursuant to the terms of the 2012 SIP, SARs that are canceled or forfeited may be available for future grants.

10. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended June 30, 2016 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at April 1, 2016	$720	$(797)	$(86,329)	$(86,406)
Other comprehensive income/(loss) before reclassifications	(1,383)	20	(20,246)	(21,609)
Amounts reclassified from accumulated other comprehensive income/(loss)	14	(1)	—	13
Other comprehensive income/(loss), net of tax expense of $218	(1,369)	19	(20,246)	(21,596)
Balance at June 30, 2016	$(649)	$(778)	$(106,575)	$(108,002)
  ____________________________________

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 11 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the six months ended June 30, 2016 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2016	$505	$(761)	$(131,278)	$(131,534)
Other comprehensive income/(loss) before reclassifications	(1,209)	(15)	24,703	23,479
Amounts reclassified from accumulated other comprehensive income/(loss)	55	(2)	—	53
Other comprehensive income/(loss), net of tax expense of $44	(1,154)	(17)	24,703	23,532
Balance at June 30, 2016	$(649)	$(778)	$(106,575)	$(108,002)
  ____________________________________

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

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
  ____________________________________

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
  ____________________________________

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

11. Employee Retirement Plans
We provide employee retirement benefits under 401(k) and defined benefit plans. Additionally, we contribute to one multi-employer pension plan on behalf of certain employees. We have defined benefit pension plans for our Europe Foods and Beverages segment employees, under which the benefits are based on years of service and employee compensation.
The components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2016 and 2015 are detailed below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$405	$444	$810	$888
Interest cost	95	84	190	168
Expected return on plan assets	(70)	(68)	(140)	(136)
Amortization:
Unrecognized net loss	1	24	2	48
Net periodic benefit cost	$431	$484	$862	$968
12. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such operating leases, which are primarily for operating facilities, office space, machinery, and equipment, have lease terms ranging from one to 14 years. Rent expense was $9.9 million and $6.1 million for the three months ended June 30, 2016 and 2015, respectively, and $18.1 million and $10.3 million for the six months ended June 30, 2016 and 2015, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the condensed consolidated balance sheets.
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
13. Segment, Geographic, and Customer Information

Effective January 1, 2016, we report results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2014 and 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our management restructure in early 2016, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment. Accordingly, prior year segment data has been recast to reflect this new segment structure.
The Americas Foods & Beverages segment offers products in the plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic produce categories throughout North America. Our Europe Foods & Beverages segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, health food stores and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force, independent brokers, regional brokers, and distributors. We utilize twelve manufacturing plants, multiple distribution centers, and three strategic co-packers across the United States. Additionally, we have three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize third-party co-packers across Europe for certain products.
We evaluate the performance of our segments based on net sales and operating income. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.
Expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other”.

The following table presents the summarized income statement amounts by segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Total net sales:
Americas Foods & Beverages	$898,456	$791,015	$1,793,218	$1,571,388
Europe Foods & Beverages	151,192	132,617	296,125	263,385
Total net sales	$1,049,648	$923,632	$2,089,343	$1,834,773
Operating income:
Americas Foods & Beverages	$105,920	$89,144	$201,635	$170,850
Europe Foods & Beverages	20,506	16,744	35,710	31,108
Total reportable segment operating income	126,426	105,888	237,345	201,958
Corporate and other	(25,598)	(28,886)	(52,680)	(54,887)
Total operating income	100,828	77,002	184,665	147,071
Other expense:
Interest expense	18,437	13,933	32,117	22,600
Other expense, net	1,289	988	3,728	4,787
Income before taxes	$81,102	$62,081	$148,820	$119,684
Depreciation and amortization:
Americas Foods & Beverages	$28,000	$22,439	$55,147	$44,963
Europe Foods & Beverages	6,404	4,795	12,147	9,237
Corporate and other	544	573	1,094	1,137
Total depreciation and amortization	$34,948	$27,807	$68,388	$55,337
The following tables present sales amounts by product categories:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Total net sales:
Americas Foods & Beverages
Plant-based foods and beverages	$276,167	$220,933	$542,299	$427,258
Coffee creamers and beverages	278,736	242,750	563,274	500,520
Premium dairy	195,267	176,101	399,489	352,732
Fresh foods	148,286	151,231	288,156	290,878
Americas Foods & Beverages net sales	898,456	791,015	1,793,218	1,571,388

Europe Foods & Beverages
Plant-based foods and beverages	151,192	132,617	296,125	263,385
Europe Foods & Beverages net sales	151,192	132,617	296,125	263,385

Total net sales	$1,049,648	$923,632	$2,089,343	$1,834,773

The following tables present assets and capital expenditures by segment:

	June 30, 2016	December 31, 2015
	(In thousands)
Assets:
Americas Foods & Beverages	$3,652,586	$3,555,988
Europe Foods & Beverages	637,612	605,843
Corporate	64,121	67,038
Total	$4,354,319	$4,228,869

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Capital expenditures:
Americas Foods & Beverages	$36,427	$39,797	$55,251	$92,526
Europe Foods & Beverages	22,820	17,445	37,111	37,823
Corporate	140	115	720	243
Total	$59,387	$57,357	$93,082	$130,592
Significant Customers
The Company had a single customer that represented 12.0% and 13.2% of its consolidated net sales in the three months ended June 30, 2016 and 2015, respectively. The same customer represented 12.7% and 13.8% of our consolidated net sales in the six months ended June 30, 2016 and 2015, respectively. Sales to this customer are primarily included in the Americas Foods & Beverages segment.
14. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$51,769	$37,444	$94,369	$70,791
Denominator:
Weighted average common shares	176,968,212	175,317,750	176,759,289	175,007,291
Basic earnings per share	$0.29	$0.21	$0.53	$0.40
Diluted earnings per share computation:
Numerator:
Net income	$51,769	$37,444	$94,369	$70,791
Denominator:
Weighted average common shares - basic	176,968,212	175,317,750	176,759,289	175,007,291
Stock option conversion (1)	3,299,628	4,236,404	3,282,746	4,095,672
Stock units (2)	463,798	490,247	553,737	559,341
Weighted average common shares - diluted	180,731,638	180,044,401	180,595,772	179,662,304
Diluted earnings per share	$0.29	$0.21	$0.52	$0.39
(1) Anti-dilutive options excluded	642,586	—	837,924	—
(2) Anti-dilutive RSUs excluded	241	—	438	261

15. Supplemental Guarantor Financial Information

In September of 2014, we issued debt securities that are guaranteed by certain of our 100% owned subsidiaries. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the balance sheets as of June 30, 2016 and December 31, 2015, the statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, and the statements of cash flows for the six months ended June 30, 2016 for The WhiteWave Foods Company (referred to as “Parent” for the purpose of this note only), the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for this presentation. All guarantors of our debt securities are also guarantors for our senior secured credit facilities. The guarantee is full and unconditional and joint and several. Our senior secured credit facilities are secured by security interest and liens on substantially all of our assets and the assets of our domestic subsidiaries and is presented in the Parent column of the accompanying condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015.

Condensed Consolidating Balance Sheets

	June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3	$4,807	$59,535	$—	$64,345
Trade receivables, net of allowance	451	173,349	84,077	—	257,877
Inventories	—	252,398	48,668	(5,962)	295,104
Prepaid expenses and other current assets	18,048	16,594	15,712	—	50,354
Intercompany receivables	1,840,474	693,240	1,030	(2,534,744)	—
Total current assets	1,858,976	1,140,388	209,022	(2,540,706)	667,680
Equity method investments	2,515	—	23,560	—	26,075
Investment in consolidated subsidiaries	2,328,004	996,125	—	(3,324,129)	—
Property, plant, and equipment, net	5,783	890,071	269,351	—	1,165,205
Identifiable intangible and other assets, net	36,531	662,918	380,734	(24,593)	1,055,590
Goodwill	—	982,352	457,417	—	1,439,769
Total Assets	$4,231,809	$4,671,854	$1,340,084	$(5,889,428)	$4,354,319

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$40,568	$307,175	$153,986	$—	$501,729
Current portion of debt and capital lease obligations	45,000	1,356	—	—	46,356
Income taxes payable	—	—	5,954	—	5,954
Intercompany payables	693,239	1,808,574	32,931	(2,534,744)	—
Total current liabilities	778,807	2,117,105	192,871	(2,534,744)	554,039
Long-term debt and capital lease obligations, net of debt issuance costs	2,083,164	19,565	—	—	2,102,729
Deferred income taxes	—	205,126	122,733	(24,593)	303,266
Other long-term liabilities	22,342	2,054	22,393	—	46,789
Total liabilities	2,884,313	2,343,850	337,997	(2,559,337)	3,006,823
Total shareholders' equity	1,347,496	2,328,004	1,002,087	(3,330,091)	1,347,496
Total Liabilities and Shareholders' Equity	$4,231,809	$4,671,854	$1,340,084	$(5,889,428)	$4,354,319

Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,282	$36,328	$—	$38,610
Trade receivables, net of allowance	2,649	200,808	54,091	—	257,548
Inventories	—	232,757	46,755	(8,775)	270,737
Prepaid expenses and other current assets	15,442	11,070	13,270	—	39,782
Intercompany receivables	1,878,299	686,469	37,962	(2,602,730)	—
Total current assets	1,896,390	1,133,386	188,406	(2,611,505)	606,677
Equity method investments	2,983	—	27,789	—	30,772
Investment in consolidated subsidiaries	2,156,856	943,501	—	(3,100,357)	—
Property, plant, and equipment, net	6,169	893,594	237,758	—	1,137,521
Identifiable intangible and other assets, net	34,441	663,101	365,316	(24,281)	1,038,577
Goodwill	—	991,085	424,237	—	1,415,322
Total Assets	$4,096,839	$4,624,667	$1,243,506	$(5,736,143)	$4,228,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,713	$374,483	$127,517	$—	$549,713
Current portion of debt and capital lease obligations	45,000	1,415	5,034	—	51,449
Income taxes payable	—	—	3,043	—	3,043
Intercompany payables	710,984	1,866,496	25,250	(2,602,730)	—
Total current liabilities	803,697	2,242,394	160,844	(2,602,730)	604,205
Long-term debt and capital lease obligations, net of debt issuance costs	2,058,621	20,219	100	—	2,078,940
Deferred income taxes	—	200,642	116,965	(24,281)	293,326
Other long-term liabilities	23,613	4,556	13,321	—	41,490
Total liabilities	2,885,931	2,467,811	291,230	(2,627,011)	3,017,961
Total shareholders' equity	1,210,908	2,156,856	952,276	(3,109,132)	1,210,908
Total Liabilities and Shareholders' Equity	$4,096,839	$4,624,667	$1,243,506	$(5,736,143)	$4,228,869

Condensed Consolidating Statements of Comprehensive Income

	Three months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$877,978	$204,261	$(32,591)	$1,049,648
Cost of sales	—	593,748	117,511	(32,019)	679,240
Gross profit	—	284,230	86,750	(572)	370,408
Operating expenses:
Selling, distribution and marketing	—	148,092	40,373	—	188,465
General and administrative	22,943	36,845	21,327	—	81,115
Total operating expenses	22,943	184,937	61,700	—	269,580
Operating (loss) income	(22,943)	99,293	25,050	(572)	100,828
Other (income) expense:
Interest expense	18,058	220	159	—	18,437
Other (income) expense, net	(38,962)	39,618	633	—	1,289
Total other (income) expense	(20,904)	39,838	792	—	19,726
Income (loss) before income taxes and equity in earnings of subsidiaries	(2,039)	59,455	24,258	(572)	81,102
Income tax expense	1,069	22,041	4,078	—	27,188
(Loss) income before loss in equity method investments and equity in earnings of subsidiaries	(3,108)	37,414	20,180	(572)	53,914
Loss in equity method investments	252	—	1,893	—	2,145
Equity in earnings of consolidated subsidiaries	55,129	17,715	—	(72,844)	—
Net income	51,769	55,129	18,287	(73,416)	51,769
Other comprehensive income (loss), net of tax	(21,596)	(21,596)	(21,596)	43,192	(21,596)
Comprehensive income (loss)	$30,173	$33,533	$(3,309)	$(30,224)	$30,173

Condensed Consolidating Statements of Comprehensive Loss

	Three months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$791,015	$132,617	$—	$923,632
Cost of sales	—	523,639	73,835	—	597,474
Gross profit	—	267,376	58,782	—	326,158
Operating expenses:
Selling, distribution and marketing	—	144,343	29,968	—	174,311
General and administrative	26,131	33,889	14,825	—	74,845
Total operating expenses	26,131	178,232	44,793	—	249,156
Operating (loss) income	(26,131)	89,144	13,989	—	77,002
Other (income) expense:
Interest expense	13,522	326	85	—	13,933
Other (income) expense, net	(46,504)	43,351	4,141	—	988
Total other (income) expense	(32,982)	43,677	4,226	—	14,921
Income before income taxes and equity in earnings of subsidiaries	6,851	45,467	9,763	—	62,081
Income tax expense	3,534	16,593	2,087	—	22,214
Income before loss in equity method investments and equity in earnings of subsidiaries	3,317	28,874	7,676	—	39,867
Loss in equity method investments	205	—	2,218	—	2,423
Equity in earnings of consolidated subsidiaries	34,332	5,458	—	(39,790)	—
Net income	37,444	34,332	5,458	(39,790)	37,444
Other comprehensive income, net of tax	15,920	15,920	16,317	(32,237)	15,920
Comprehensive income	$53,364	$50,252	$21,775	$(72,027)	$53,364

Condensed Consolidating Statements of Comprehensive Loss

	Six months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$1,762,076	$373,656	$(46,389)	$2,089,343
Cost of sales	—	1,195,758	217,620	(48,210)	1,365,168
Gross profit	—	566,318	156,036	1,821	724,175
Operating expenses:
Selling, distribution and marketing	—	298,602	75,707	—	374,309
General and administrative	47,772	78,167	39,262	—	165,201
Total operating expenses	47,772	376,769	114,969	—	539,510
Operating (loss) income	(47,772)	189,549	41,067	1,821	184,665
Other (income) expense:
Interest expense	31,376	426	315	—	32,117
Other (income) expense, net	(73,127)	75,943	912	—	3,728
Total other (income) expense	(41,751)	76,369	1,227	—	35,845
Income (loss) before income taxes and equity in earnings of subsidiaries	(6,021)	113,180	39,840	1,821	148,820
Income tax expense	754	41,825	7,517	—	50,096
(Loss) income before loss in equity method investments and equity in earnings of subsidiaries	(6,775)	71,355	32,323	1,821	98,724
Loss in equity method investments	468	—	3,887	—	4,355
Equity in earnings of consolidated subsidiaries	101,612	30,257	—	(131,869)	—
Net income	94,369	101,612	28,436	(130,048)	94,369
Other comprehensive income, net of tax	23,532	23,532	23,532	(47,064)	23,532
Comprehensive income	$117,901	$125,144	$51,968	$(177,112)	$117,901

Condensed Consolidating Statements of Comprehensive Loss

	Six months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$1,571,389	$263,384	$—	$1,834,773
Cost of sales	—	1,051,644	148,397	—	1,200,041
Gross profit	—	519,745	114,987	—	634,732
Operating expenses:
Selling, distribution and marketing	—	282,053	60,019	—	342,072
General and administrative	50,317	66,841	28,431	—	145,589
Total operating expenses	50,317	348,894	88,450	—	487,661
Operating (loss) income	(50,317)	170,851	26,537	—	147,071
Other (income) expense:
Interest expense	21,859	589	152	—	22,600
Other (income) expense, net	(77,018)	77,664	4,141	—	4,787
Total other (income) expense	(55,159)	78,253	4,293	—	27,387
Income before income taxes and equity in earnings of subsidiaries	4,842	92,598	22,244	—	119,684
Income tax expense	3,461	33,957	4,978	—	42,396
Income before loss in equity method investments and equity in earnings of subsidiaries	1,381	58,641	17,266	—	77,288
Loss in equity method investments	339	—	6,158	—	6,497
Equity in earnings of consolidated subsidiaries	69,749	11,108	—	(80,857)	—
Net income	70,791	69,749	11,108	(80,857)	70,791
Other comprehensive (loss) income, net of tax	(27,023)	(27,023)	(27,005)	54,028	(27,023)
Comprehensive income (loss)	$43,768	$42,726	$(15,897)	$(26,829)	$43,768

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,839	$37,293	$74,414	$—	$116,546
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired of $835	—	(60)	(17,358)	—	(17,418)
Payments for property, plant, and equipment	(660)	(55,005)	(37,417)	—	(93,082)
Intercompany contributions	(26,159)	—	—	26,159	—
Proceeds from sale of fixed assets	—	80	7	—	87
Net cash (used in) provided by investing activities	(26,819)	(54,985)	(54,768)	26,159	(110,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	20,794	5,365	(26,159)	—
Repayment of debt	(22,500)	—	—	—	(22,500)
Payments on capital lease obligations	—	(577)	—	—	(577)
Proceeds from revolver line of credit	391,050	—	47,192	—	438,242
Payments on revolver line of credit	(346,050)	—	(52,630)	—	(398,680)
Proceeds from exercise of stock options	6,172	—	—	—	6,172
Minimum tax withholding paid on behalf of employees for share-based compensation	(12,760)	—	—	—	(12,760)
Excess tax benefit from share-based compensation	6,243	—	22	—	6,265
Payment of deferred financing costs	(172)	—	—	—	(172)
Net cash provided by (used in) financing activities	21,983	20,217	(51)	(26,159)	15,990
Effect of exchange rate changes on cash and cash equivalents	—	—	3,612	—	3,612
INCREASE IN CASH AND CASH EQUIVALENTS	3	2,525	23,207	—	25,735
Cash and cash equivalents, beginning of period	—	2,282	36,328	—	38,610
Cash and cash equivalents, end of period	$3	$4,807	$59,535	$—	$64,345

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$3,939	$88,970	$13,954	$—	$106,863
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	(701)	—	—	—	(701)
Payments for acquisition, net of cash acquired of $1,530	—	(38,672)	—	—	(38,672)
Proceeds from acquisition adjustments	—	346	—	—	346
Payments for property, plant, and equipment	(586)	(103,158)	(36,893)	—	(140,637)
Intercompany contributions	(48,196)	—	(4,772)	52,968	—
Proceeds from sale of fixed assets	—	1,619	7,261	—	8,880
Net cash (used in) provided by investing activities	(49,483)	(139,865)	(34,404)	52,968	(170,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	52,968	—	(52,968)	—
Repayment of debt	(10,000)	—	—	—	(10,000)
Payments on capital lease obligations	—	(584)	—	—	(584)
Proceeds from revolver line of credit	270,345	—	—	—	270,345
Payments on revolver line of credit	(222,100)	—	—	—	(222,100)
Proceeds from exercise of stock options	12,004	—	—	—	12,004
Minimum tax withholding paid on behalf of employees for share-based compensation	(16,011)	—	—	—	(16,011)
Excess tax benefit from share-based compensation	11,345	—	—	—	11,345
Payment of deferred financing costs	(39)	—	—	—	(39)
Net cash provided by (used in) financing activities	45,544	52,384	—	(52,968)	44,960
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,871)	—	(3,871)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,489	(24,321)	—	(22,832)
Cash and cash equivalents, beginning of period	—	524	49,716	—	50,240
Cash and cash equivalents, end of period	$—	$2,013	$25,395	$—	$27,408

16. Subsequent Events
On July 6, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danone, and July Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Danone (“Merger Sub”).

The Merger Agreement provides that, among other things and in accordance with the terms and subject to the conditions thereof, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation. As a result of the Merger, the Company will become a wholly-owned subsidiary of Danone. At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.01 per share, issued and outstanding prior to the Effective Time (other than shares owned by the Company or any of its subsidiaries or Danone or any of its subsidiaries (including Merger Sub)), will automatically be cancelled for no consideration, and converted into the right to receive $56.25 in cash, without interest.

If the Merger Agreement is terminated in specified circumstances (including if the Company’s board of directors terminates the Merger Agreement to accept a superior proposal), the Company will be required to pay Danone a termination fee of $310.0 million.  If Danone or the Company terminates the merger agreement because approval of the merger by the Company's shareholders has not been obtained, the Company could be required to pay Danone $40.0 million, as expense reimbursement for fees and expenses incurred by Danone in connection with the merger, which amount is creditable against any termination fee payable.

The Merger has been unanimously approved by the Board of Directors of both companies. Closing of the transaction is subject to the approval of our shareholders, regulatory approvals, and customary conditions and is expected to close by the end of 2016.

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
Effective January 1, 2016, we report our results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2014 and 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our management restructure in early 2016, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment. Accordingly, prior year segment data has been recast to reflect this new segment structure.
We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, health food stores and convenience stores, as well as through various away-from-home channels, including foodservice outlets. We sell our products primarily through our direct sales force, independent brokers, regional brokers and distributors.
We have an extensive production and supply chain footprint and we utilize twelve production facilities and also rely on third-party co-packers to fulfill our manufacturing needs in North America and Latin America. In Europe, we have strategically positioned three plants in the United Kingdom, Belgium, and France, each supported by an integrated supply chain, and we also utilize third-party co-packers. Furthermore, we utilize a broad commercial partner network to access certain markets in Europe, in addition to our own sales organizations in the United Kingdom, Belgium, Germany, and the Netherlands.

Recent Developments
On July 6, 2016, we entered into a definitive merger agreement with Danone S.A., a société anonyme ("Danone") under which Danone will acquire the Company for $56.25 per share in an all-cash transaction. The transaction has been unanimously approved by the Board of Directors of both companies. The transaction is expected to close by the end of the current fiscal year, subject to the approval of our shareholders, regulatory approvals, and customary conditions. Upon completion of the transaction, the Company will become a wholly-owned subsidiary of Danone.
For additional information regarding the Company and Danone transaction, see Note 16 to the condensed consolidated financial statements within Item 1 of this report on Form 10-Q.

Factors Affecting Our Business and Results of Operations
The following trends have impacted our sales and operating income over the past two years and we believe that they will continue to be factors affecting our business and results of operations in the future:
Acquisitions and Joint Venture
We have grown and may continue to grow our business in part by acquiring new brands and businesses, and forming joint ventures, both in the United States and globally. The addition of acquisitions or joint ventures allows us to leverage our resources and capabilities but can also divert resources and management attention from our day-to-day operations as we integrate them into existing operations.
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
Manufacturing and Warehousing Capacity Constraints

Our volume growth has exerted and continues to exert pressure on our internal plant and warehousing capacity across our segments. In response, we have historically relied on our third-party network, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, capacity constraints sometimes create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. We have increased and are increasing internal capacity and will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements.
Matters Affecting Comparability

Our results of operations for the three and six months ended June 30, 2016 and 2015 were affected by the following:

Acquisitions of IPP, Wallaby, Vega and EIEIO

On June 2, 2016, the Company acquired Innovation Packaging and Process, S.A. DE C.V. ("IPP"). Founded in 2007, IPP is an aseptic beverage co-packer based in San Luis Potosi, Mexico. We funded this acquisition through cash provided from operations. The Company purchased IPP for total cash consideration of $18.2 million. Our preliminary purchase price allocation includes goodwill of $12.8 million, property, plant, and equipment of $9.0 million, and liabilities assumed net of working capital items of $3.6 million. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their preliminary fair values. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations, and as a result, the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. We have included IPP's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition.

On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. ("Wallaby") for approximately $122.4 million in cash. We funded this acquisition with borrowings under our credit facility. We have included Wallaby's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes estimated intangible assets of approximately $57.1 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $9.1 million are being amortized over a 15 year term and relate primarily to customer relationships. During the six months ended June 30, 2016, we recorded $6.3 million of purchase accounting adjustments to goodwill primarily related to the finalization of the fair value of certain intangible assets.

On August 1, 2015, we completed our acquisition of Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") and is a pioneer and leader in plant-based nutrition products, for approximately $553.6 million in cash funded by borrowings under our credit facility. We have included Vega's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $296.9 million and relate primarily to tradenames and customer relationships. Intangible assets subject to amortization of approximately $106.9 million are being amortized over a 15 year term and relate primarily to customer relationships. During the six months ended June 30, 2016, we recorded $4.4 million of purchase accounting adjustments to goodwill primarily related to the finalization of certain income tax matters.

On May 29, 2015, the Company acquired substantially all the assets and liabilities of EIEIO, Inc. ("EIEIO"), which owns the Magicow brand as well as other brands, for $40.2 million in cash. We funded this acquisition with borrowings under our credit facility. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $21.8 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $10.2 million are being amortized over a 15 year term and relate primarily to customer relationships. We have included EIEIO's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition.

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our exposures to foreign exchange rates are the Euro, British pound, Canadian dollar, Mexican peso and Chinese yuan against the U.S. dollar. The financial statements of our Europe Foods & Beverages segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country of our subsidiary. Accordingly, income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses and are recorded in general and administrative expense in the condensed consolidated statements of income.
Results of Operations

The following table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales (note: totals may not sum and percentages may not recalculate due to rounding):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Total net sales	$1,049.6	100.0%	$923.6	100.0%	$2,089.3	100.0%	$1,834.8	100.0%
Cost of sales	679.2	64.7%	597.5	64.7%	1,365.2	65.3%	1,200.0	65.4%
Gross profit (1)	370.4	35.3%	326.1	35.3%	724.2	34.7%	634.8	34.6%
Operating expenses
Selling, distribution and marketing	188.5	18.0%	174.3	18.9%	374.3	17.9%	342.1	18.6%
General and administrative	81.1	7.7%	74.8	8.1%	165.2	7.9%	145.6	7.9%
Total operating expenses	269.6	25.7%	249.2	27.0%	539.5	25.8%	487.7	26.5%
Operating income	100.8	9.6%	77.0	8.3%	184.7	8.9%	147.1	8.1%
Interest and other expenses, net	19.7		14.9		35.8		27.4
Income tax expense	27.2		22.2		50.1		42.4
Loss in equity method investments	2.1		2.4		4.4		6.5
Net income	$51.8		$37.4		94.4		$70.8
   ____________________________________

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below (note: totals may not sum due to rounding):

	Three months ended June 30,
	2016	2015	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$898.5	$791.0	$107.4	13.6%
Europe Foods & Beverages	151.2	132.6	18.6	14.0%
Total net sales	$1,049.6	$923.6	$126.0	13.6%
The changes in total net sales were due to the following (note: totals may not sum due to rounding):

	Change in net sales Three months ended June 30, 2016 vs. June 30, 2015
	Acquisitions	Volume	Pricing, product mix and currency changes	Total increase
	(Dollars in millions)
Americas Foods & Beverages	$62.9	$41.2	$3.3	$107.4
Europe Foods & Beverages	—	17.9	0.7	18.6
Total change in net sales	$62.9	$59.1	$4.0	$126.0
Total net sales — Consolidated total net sales increased $126.0 million, or 13.6%, for the three months ended June 30, 2016 compared to the same period in 2015. This increase was driven by acquisitions within the last year which contributed 6.8 percentage points of growth. Organic growth was largely volume driven with additional contributions from pricing and favorable mix. The increase was partially offset by an unfavorable currency impact of 30 basis points.
Cost of sales — Cost of sales increased $81.7 million, or 13.7%, for the three months ended June 30, 2016 compared to the same period in 2015. This increase was principally driven by higher sales volumes, including the impact of acquisitions, and increased raw material costs partially offset by $0.9 million of foreign currency translation and $1.5 million of gains on our commodity hedges compared to $1.2 million in the same period of 2015. Costs were also impacted by $4.1 million of costs related to the SAP implementation within the Fresh Foods platform in the Americas Foods & Beverages segment.
Gross profit — Gross profit margin remained unchanged at 35.3% for the three months ended June 30, 2016 compared to the same period in 2015 as a small increase in the Americas Foods & Beverages segment offset the currency related decline in the Europe Foods & Beverages segment. Currency impact reduced gross margin by 20 basis points.
Operating expenses — Total operating expenses increased $20.4 million, or 8.2%, for the three months ended June 30, 2016 compared to the same period in 2015.
Selling, distribution and marketing expense increased $14.2 million for the three months ended June 30, 2016 compared to the same period in 2015. This increase was driven primarily by higher marketing expenses and volume related growth in selling and distribution expense, including incremental growth from acquisitions, which were partially offset by $5.7 million of gains on our commodity hedges compared to $3.0 million in 2015, as well as cost savings in both the Americas Foods & Beverages and Europe Foods & Beverages segments.

General and administrative expense increased $6.3 million for the three months ended June 30, 2016 compared to the same period in 2015, due principally to the impact of acquisitions and higher employee-related costs. Cost related to management of our joint venture investment in China was $1.1 million compared to $1.2 million in the second quarter of 2015. During the quarter, we incurred $2.5 million of integration costs related to acquisitions, of which $1.0 million related to the SAP implementation within the Fresh Foods platform. The total integration costs related to acquisitions in the second quarter of 2016 were flat compared to the same quarter of 2015. Also during the quarter, we incurred $3.4 million of transaction costs related to merger and acquisition activities compared to $2.7 million of transaction costs related to acquisitions in the same quarter of 2015.
Interest and other expenses, net — Interest and other expenses, net for the three months ended June 30, 2016 increased $4.8 million compared to the same period in 2015. The increase was driven by higher debt levels outstanding during the quarter primarily due to the acquisitions completed in 2015 and capital investments. These increases were partially offset by lower mark-to-market losses on our interest rate swaps of $0.7 million in the second quarter of 2016 compared to $1.0 million in the same quarter of 2015.
Income tax expense — The effective tax rate for the three months ended June 30, 2016 was 33.5% compared to 35.8% for the three months ended June 30, 2015. The decrease in the effective tax rate was due primarily to changes in the mix of income before income taxes between the U.S. and foreign countries principally driven by an increase in the investment deduction in Belgium and the generally lower foreign tax rates associated with our Vega acquisition. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.

Loss in equity method investments — Our share of the loss related to the China joint venture was $1.9 million in the three months ended June 30, 2016 compared to $2.2 million in the same period of 2015. Our share of the loss related to our other equity investment was $0.2 million for the three months ended June 30, 2016 and 2015.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results (note: totals may not sum and percentages may not recalculate due to rounding):

	Three months ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$898.5	100.0%	$791.0	100.0%	$107.4	13.6%
Cost of sales	593.8	66.1%	523.6	66.2%	70.2	13.4%
Gross profit	304.6	33.9%	267.4	33.8%	37.2	13.9%
Operating expenses	198.7	22.1%	178.2	22.5%	20.5	11.5%
Operating income	$105.9	11.8%	$89.2	11.3%	$16.7	18.7%
Total net sales — Total net sales increased $107.4 million, or 13.6%, for the three months ended June 30, 2016 compared to the same period in 2015. This increase was driven by acquisitions within the last year which contributed $62.9 million in net sales in the quarter, organic volume and pricing. These increases were partially offset by a $0.7 million unfavorable impact of currency translation driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the Plant-based Foods and Beverages platform increased 25.0%, with the acquisitions of Vega and IPP contributing 20.3 points of growth, collectively. Organic growth was primarily driven by increased sales of plant based yogurt products and coconut and nut-based beverages, including almond and cashew products, which was partially offset by declines in soy beverages of $4.1 million, and plant-based frozen desserts.
Net sales growth in the Coffee Creamers and Beverages platform increased 14.8%. This performance was driven by higher volumes, with the acquisition of EIEIO contributing 1.3 points of growth. Organic growth was primarily driven by new product introductions along with increased distribution and velocities, and some benefit of pricing taken in the third quarter of 2015.
Premium Dairy platform sales growth of 10.9% was principally driven by the acquisition of Wallaby, which contributed 8.5 points of growth, and higher pricing taken in the second quarter of 2015 to offset the rising costs of organic milk. Excluding Wallaby, volume was essentially flat across the platform with growth in cheese and aseptic beverages offsetting slight declines in refrigerated milk volumes.

Fresh Foods platform sales decreased 1.9% in the second quarter of 2016. Growth in commodity and frozen volumes was offset by declines in packaged salads and lower commodity pricing. The platform continues to improve its shipping and customer service levels following the SAP implementation related business disruptions during the fourth quarter of 2015.
Cost of sales — Cost of sales increased $70.2 million, or 13.4%, for the three months ended June 30, 2016 compared to the same period in 2015. This increase was driven by the impact of acquisitions, along with underlying volume increases and organic dairy inputs, partially offset by decreases in other commodity costs including $1.5 million of gains on our commodity hedges compared to $1.2 million in the same period of 2015. Costs were also impacted by $4.1 million of costs related to the SAP implementation within the Fresh Foods platform.
Gross profit — Gross profit margin increased 10 basis points to 33.9% for the three months ended June 30, 2016. The increase was primarily driven by a favorable product mix, including the impact of acquisitions, and pricing which largely offset increased commodity costs. Currency impact reduced gross margins by approximately 10 basis points.
Operating expenses — Operating expenses increased $20.5 million, or 11.5%, for the three months ended June 30, 2016 compared to the same period in 2015. This increase was primarily due to incremental expenses attributable to acquisitions but was also driven by increased marketing investments with higher employee-related costs. Volume related distribution cost increases were significantly offset by cost saving initiatives. During the quarter, we incurred $2.5 million of integration costs related to acquisitions, of which $1.0 million related to the SAP implementation within the Fresh Foods platform, total costs for the quarter were flat compared to the same period of 2015.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results (note: totals may not sum due to rounding):

	Three months ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$151.2	100.0%	$132.6	100.0%	$18.6	14.0%
Cost of sales	85.4	56.5%	73.8	55.7%	11.6	15.7%
Gross profit	65.8	43.5%	58.8	44.3%	7.0	11.9%
Operating expenses	45.3	30.0%	42.1	31.7%	3.2	7.6%
Operating income	$20.5	13.6%	$16.7	12.6%	$3.8	22.8%
Total net sales — Net sales increased $18.6 million, or 14.0%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was driven principally by continued strong volume growth and a favorable mix, led by nut-based and coconut beverages, and strong growth in our plant-based yogurts. Net sales growth was partially offset by unfavorable foreign currency translation, which reduced growth by 130 basis points.
Cost of sales — Cost of sales increased $11.6 million, or 15.7%, for the three months ended June 30, 2016 compared to the same period in 2015 driven by higher sales volumes and an unfavorable mix, which was partially offset by increased internal production. Currency impact to cost of sales was unfavorable by $0.9 million.
Gross profit — Gross profit margin decreased to 43.5% for the three months ended June 30, 2016 compared to 44.3% for the same period in 2015, primarily due to currency translation which had an unfavorable impact of 120 basis points.
Operating expenses — Operating expenses increased $3.2 million, or 7.6%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was driven by higher marketing investments and higher general and administrative expenses as we continue to invest in our brands, personnel and infrastructure. This was partially offset by a reduction in distribution costs as higher volumes were offset by efficiency gains and increased internal production.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below (note: totals may not sum due to rounding):

	Six months ended June 30,
	2016	2015	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$1,793.2	$1,571.4	$221.8	14.1%
Europe Foods & Beverages	296.1	263.4	32.7	12.4%
Total net sales	$2,089.3	$1,834.8	$254.6	13.9%
The changes in total net sales were due to the following (note: totals may not sum due to rounding):

	Change in net sales Six months ended June 30, 2016 vs. June 30, 2015
	Acquisitions	Volume	Pricing, product mix and currency changes	Total increase
	(Dollars in millions)
Americas Foods & Beverages	$127.2	$66.1	$28.5	$221.8
Europe Foods & Beverages	—	37.0	(4.2)	32.8
Total change in net sales	$127.2	$103.1	$24.3	$254.6
Total net sales — Consolidated total net sales increased $254.6 million, or 13.9%, for the six months ended June 30, 2016 compared to the same period in 2015. This increase was driven by a combination of acquisitions within the last year, which contributed 6.9 percentage points of growth, and organic growth. Organic growth was largely volume driven with additional contributions from pricing and a favorable mix. The increase was partially offset by an unfavorable currency impact of 50 basis points.
Cost of sales — Cost of sales increased $165.2 million, or 13.8%, for the six months ended June 30, 2016 compared to the same period in 2015. This increase was principally driven by higher sales volumes, including the impact of acquisitions, and increased raw material costs partially offset by $1.1 million of foreign currency translation and $2.7 million of gains on our commodity hedges compared to $1.5 million in the same period of 2015. Costs were also impacted by the $2.2 million first quarter 2016 write-off of a warehouse in the Europe Foods & Beverages segment and $10.2 million of costs related to the SAP implementation within the Fresh Foods platform in the Americas Foods & Beverages segment.
Gross profit — Gross profit margin increased to 34.7% for the six months ended June 30, 2016 from 34.6% for the same period in 2015. This increase was primarily driven by a favorable mix of products sold, including a margin benefit from acquisitions, partly offset by currency. Currency impact reduced gross margin by 30 basis points.
Operating expenses — Total operating expenses increased $51.8 million, or 10.6%, for the six months ended June 30, 2016 compared to the same period in 2015.
Selling, distribution and marketing expense increased $32.2 million for the six months ended June 30, 2016 compared to the same period in 2015. This increase was driven primarily by an increase in distribution and selling costs linked to higher sales volumes, including the impact of acquisitions, along with higher marketing expenses. These increases were partially offset by $6.0 million of gains on our commodity hedges compared to $3.6 million in the same period of 2015.

General and administrative expense increased $19.6 million for the six months ended June 30, 2016 compared to the same period in 2015, due principally to the impact of acquisitions and higher employee-related costs. Cost related to management of our joint venture investment in China was $1.9 million for the six months ended June 30, 2016 compared to $1.6 million in the same period of 2015. During the six months ended June 30, 2016, we incurred $4.7 million of integration costs related to acquisitions, of which $1.9 million related to the SAP implementation within the Fresh Foods platform, compared to $4.8 million of integration costs related to acquisitions in the same period of 2015. Also during the six months ended June 30. 2016, we incurred $3.6 million of transaction costs related to merger and acquisition activities compared to $2.9 million of transaction costs related to acquisitions in the prior year.
Interest and other expenses, net — Interest and other expenses, net for the six months ended June 30, 2016 increased $8.4 million compared to the same period in 2015. The increase was driven by higher debt levels outstanding during the first six months primarily due to acquisitions completed in 2015 and capital investments. These increases were partially offset by lower mark-to-market losses on our interest rate swaps of $2.6 million for the six months ended June 30, 2016 compared to $4.8 million in the same period of 2015.
Income tax expense — The effective tax rate for the six months ended June 30, 2016 was 33.7% compared to 35.4% for the six months ended June 30, 2015. The decrease in the effective tax rate was due primarily to changes in the mix of income before income taxes between the U.S. and foreign countries principally driven by the generally lower foreign tax rates associated with our Vega acquisition and an increase in the investment deduction in Belgium. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.

Loss in equity method investments — Our share of the loss related to the China joint venture was $3.9 million in the six months ended June 30, 2016 compared to $6.2 million in the same period of 2015. This decrease was due to heavy start-up costs in the first quarter of 2015. Our share of the loss related to our other equity investment was $0.5 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results (note: totals may not sum due to rounding):

	Six months ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$1,793.2	100.0%	$1,571.4	100.0%	$221.8	14.1%
Cost of sales	1,194.3	66.6%	1,051.7	66.9%	142.6	13.6%
Gross profit	599.0	33.4%	519.7	33.1%	79.3	15.3%
Operating expenses	397.3	22.2%	348.8	22.2%	48.5	13.9%
Operating income	$201.6	11.2%	$170.9	10.9%	$30.7	18.0%
Total net sales — Total net sales increased $221.8 million, or 14.1%, for the six months ended June 30, 2016 compared to the same period in 2015. This increase was driven by volume growth, including acquisitions within the last year which contributed $127.2 million in net sales year-to-date, organic volume and some incremental pricing. These increases were partially offset by a $3.4 million unfavorable impact of currency translation driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the Plant-based Foods and Beverages platform increased 26.9%, with the acquisition of Vega and IPP contributing 20.6 points of growth, collectively. Organic growth was primarily driven by increased sales of plant-based yogurt and frozen products, coconut beverages and nut-based beverages, including almond and cashew products, which was partially offset by declines in soy beverages of $8.7 million.
Net sales growth in the Coffee Creamers and Beverages platform increased 12.5%. This performance was driven by higher volumes, with the acquisition of EIEIO contributing 1.7 points of growth. Organic growth was primarily driven by new product introductions and increased distribution, along with some benefit of pricing taken in the third quarter of 2015.
Premium Dairy platform sales growth of 13.3% was principally driven by the acquisition of Wallaby, which contributed 8.8 points of growth, and higher pricing taken in the second quarter of 2015 to offset the rising costs of organic milk. Excluding Wallaby growth, volume was essentially flat across the platform with growth in cheese and aseptic beverages offsetting declines in refrigerated milk volumes.

Fresh Foods platform net sales decreased 0.9% for the six months ended June 30, 2016 as lower packaged salad volumes were partially offset by favorable mix and increased pricing. The platform continues to improve its shipping and customer service levels following the SAP implementation related business disruptions during the fourth quarter of 2015.
Cost of sales — Cost of sales increased $142.6 million, or 13.6%, for the six months ended June 30, 2016 compared to the same period in 2015. This increase was driven by the impact of acquisitions, along with underlying volume increases and higher commodity costs, particularly organic dairy inputs. Costs were also impacted by $10.2 million of costs as a result of the SAP implementation at the Fresh Foods platform.
Gross profit — Gross profit margin increased 30 basis points to 33.4% for the six months ended June 30, 2016. The increase was primarily driven by a favorable product mix, including the impact of acquisitions, as pricing offset increased commodity costs. Mix favorability was partially offset by the impact of a strengthening U.S. dollar relative to the Canadian dollar, which reduced gross margin by approximately 10 basis points, and the impact of the SAP implementation related costs.
Operating expenses — Operating expenses increased $48.5 million, or 13.9%, for the six months ended June 30, 2016 compared to the same period in 2015. This increase was primarily due to incremental expenses attributed to acquisitions and marketing investments, higher distribution costs linked to higher sales volumes, and higher employee-related costs. During the six months ended June 30, 2016, we incurred $4.7 million of integration costs related to merger and acquisition activities, including the implementation of SAP within the Fresh Foods platform, compared to $4.8 million in the same period of 2015.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results (note: totals may not sum due to rounding):

	Six months ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$296.1	100.0%	$263.4	100.0%	$32.7	12.4%
Cost of sales	170.9	57.7%	148.4	56.3%	22.5	15.2%
Gross profit	125.2	42.3%	115.0	43.7%	10.2	8.9%
Operating expenses	89.5	30.2%	83.9	31.9%	5.6	6.7%
Operating income	$35.7	12.1%	$31.1	11.8%	$4.6	14.8%
Total net sales — Net sales increased $32.7 million, or 12.4%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was driven principally by continued strong volume growth and a favorable mix, led by nut-based and coconut beverages, and strong growth in our plant-based yogurts. Net sales growth was reduced by unfavorable foreign currency translation of 240 basis points.
Cost of sales — Cost of sales increased $22.5 million, or 15.2%, for the six months ended June 30, 2016 compared to the same period in 2015 driven by higher sales volumes and an unfavorable mix. In addition, during the first quarter, we wrote off $2.2 million in fixed assets related to the demolition of the Wevelgem warehouse in connection with European capacity expansion. The year-to-date currency impact is unfavorable $1.1 million.
Gross profit — Gross profit margin decreased to 42.3% for the six months ended June 30, 2016 compared to 43.7% for the same period in 2015. The warehouse write off had an unfavorable impact on gross margin of approximately 70 basis points, while currency contributed an additional unfavorable 90 basis points.
Operating expenses — Operating expenses increased $5.6 million, or 6.7%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase was driven by higher marketing investments and higher general and administrative expenses as we continue to invest behind our brands and our infrastructure. Distribution costs were flat vs. the same period in 2015 as volume related increases were offset by cost savings including increased internal production and greater shipping efficiencies. Operating expenses were also affected by $1.4 million of favorable currency impacts.
Liquidity and Capital Resources
Debt Facilities

On November 6, 2015, the Company entered into the fourth amendment to its existing senior secured credit facility (the “Fourth Amendment”), which among other things extended the maturity dates of the revolving credit facility and the term loan A-1 credit facility to November 6, 2020 and the term loan A-2 credit facility to November 6, 2022 and increased the term loan on both the A-1 and A-2 credit facilities to $750 million. In addition, the Fourth Amendment modified the maximum consolidated senior secured net leverage ratio to be set at 4.00 to 1.0 at all times.

As of July 31, 2016, we had outstanding borrowings of $1.6 billion under our $2.5 billion senior secured credit facilities, which consisted of $1.5 billion of term loan borrowings and $170.5 million borrowed under our $1.0 billion revolving credit facility commitment.  We further had $7.6 million in outstanding letters of credit issued under our revolving credit facility.  We had the ability to incur up to a maximum of approximately $733 million of additional indebtedness as governed by the current financial covenants under our senior secured credit facility, assuming such proceeds are not utilized to acquire additional businesses or operations.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of July 31, 2016, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 1.75% per annum for the $1.0 billion revolving commitment and the $750.0 million currently outstanding on the term loan A-1 facility and LIBOR plus 2.00% per annum for the $750.0 million currently outstanding on the term loan A-2 facility.

The completion of the Merger of the Company with a wholly-owned subsidiary of Danone will trigger a change of control default under the senior secured credit facilities; however, under the Merger Agreement, Danone has agreed to repay the facility at closing if the change of control default provision is not modified or waived.
Alpro maintains a revolving credit facility not to exceed €30.0 million or its currency equivalent. The facility is unsecured and guaranteed by the Company. The Alpro revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit or its currency equivalent. At June 30, 2016 and December 31, 2015, Alpro did not have any outstanding borrowings. During the second quarter of 2016, Alpro extended the maturity date to June 29, 2017.
Vega maintains an uncommitted revolving credit facility not to exceed $15.0 million CAD. The facility is unsecured and guaranteed by the Company. The facility is available for working capital and other general corporate purposes of Vega. At June 30, 2016, there were no amounts outstanding in borrowings under the facility. At December 31, 2015, there was $7.1 million CAD ($5.1 million USD) outstanding in borrowings under the facility.
As of June 30, 2016, we were in compliance with all related (or associated) covenants under our debt facilities.

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
As of June 30, 2016, $59.5 million of our total cash on hand was attributable to our foreign operations and currently domiciled outside the U.S. We anticipate permanently reinvesting our foreign earnings outside the U.S.
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
Historical Cash Flow
The following table summarizes our cash flows from operating, investing, and financing activities:

	Six months ended June 30,
	2016	2015	Change
	(In millions)
Net cash flows from:
Operating activities	$116.5	$106.9	$9.6
Investing activities	(110.4)	(170.8)	60.4
Financing activities	16.0	45.0	(29.0)
Effect of exchange rate changes on cash and cash equivalents	3.6	(3.9)	7.5
Net increase (decrease) in cash and cash equivalents	$25.7	$(22.8)	$48.5
Operating Activities
Net cash provided by operating activities was $116.5 million for the six months ended June 30, 2016 compared to $106.9 million for the six months ended June 30, 2015. The increase was due to higher net income of $23.6 million offset by a decrease in cash provided from operating assets and liabilities of $15.3 million. The decrease in cash provided from operating assets and liabilities was primarily due to lower accounts payable driven by the timing of cash disbursements related to outstanding payments at the end of 2015 relative to the end of 2014, and higher cash payments of employee bonuses in the first six months of 2016 compared to same period in 2015 as a result of increases in headcount resulting from the 2015 acquisitions and higher operating results in 2015 compared to 2014. These decreases in operating liabilities were partially offset by lower accounts receivable related to a more significant first half increase in sales in 2015 compared to the first half increase in 2016. Further offsetting the decreases in operating liabilities was a decrease in inventory growth including a drawdown of inventory at our Vega brand transitions co-packers.

Investing Activities
Net cash used in investing activities was $110.4 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $170.8 million for the six months ended June 30, 2015. The decrease was primarily driven by lower capital expenditures in 2016.

Financing Activities
Net cash provided by financing activities was $16.0 million for the six months ended June 30, 2016 compared to net cash provided of $45.0 million for the six months ended June 30, 2015. The decrease from 2015 was driven by an increase in principal repayments on the term loan in 2016.
Contractual Obligations and Other Long-Term Liabilities
There have been no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Long-Term Liabilities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

(b)	Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ending June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

The risk factor set forth below relates to the Company’s contemplated merger with Danone S.A. and should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the risks described elsewhere in this Quarterly Report on Form 10-Q.

We may not be able to complete our merger with Danone S.A. and uncertainty concerning completion of the merger may adversely affect our business operations and financial results.

As described elsewhere in this Quarterly Report on Form 10-Q, on July 6, 2016 we signed a merger agreement with Danone S.A. and July Merger Sub, Inc., a subsidiary of Danone, pursuant to which we will merge with July Merger Sub and become a wholly-owned subsidiary of Danone.  Completion of the merger is subject to stockholder approval and the satisfaction of certain closing conditions, including receipt of required regulatory approvals.  We cannot be certain that we will be able to obtain stockholder approval, or satisfy or obtain a waiver of the other conditions to completion of the merger, in which case the merger may not be completed.

In addition, the merger agreement may be terminated by the Company or Danone under certain circumstances.  If the merger agreement is terminated under certain specified circumstances (including if our board of directors terminates the merger agreement to accept a superior proposal), we will be required to pay Danone a termination fee of $310 million.

The restrictions on the conduct of our business prior to the consummation of the merger, and the uncertainties and risks concerning completion of the merger, may cause our business, sales, operations and financial results to suffer during the executory period or in the event the merger is not completed.  The merger agreement requires us to conduct business in the ordinary course, subject to specific limitations, which may delay or prevent us from undertaking business opportunities that, absent the merger agreement, we might have pursued.  The announcement of the merger and any delay in completing the merger may divert management’s attention from ongoing business operations, affect our ability to retain or recruit key employees and negatively impact our business relationships with customers and suppliers.   In addition, the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the merger and instituted against us and others, may be material.

Item 2C. Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150 million of its common stock. As of June 30, 2016, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Item 5. Other Information
On August 5, 2016, the Company signed a letter agreement with Kelly J. Haecker, the Company’s former Executive Vice President and Chief Financial Officer who remains employed by the Company in a non-executive capacity, which amends the Change in Control Agreement dated as of May 1, 2013 between Mr. Haecker and the Company (the “CIC Agreement”). Pursuant to the letter agreement, if a change in control of the Company occurs within 12 months after the date of the letter agreement, Mr. Haecker will be eligible to receive benefits under the CIC Agreement if he resigns from his employment within 30 days after the consummation of the change of control, provided that he remains employed by the Company and continues to provide assistance with transitional matters through the consummation of the change in control.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of July 6, 2016, by and among The WhiteWave Foods Company, Danone S.A., and July Merger Sub Inc. (1)
10.1	Fiscal Year 2016 Short-Term Incentive Compensation Plan-Corporate
10.2	Fiscal Year 2016 Short-Term Incentive Compensation Plan-Americas Foods & Beverages
10.3	Fiscal Year 2016 Short-Term Incentive Compensation Plan-Europe Foods & Beverages
10.4	Letter Agreement between The WhiteWave Foods Company and Kelly J. Haecker dated August 5, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document
(1) Incorporated by reference to the exhibits to the Current Report on Form 8-K filed on July 7, 2016
Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.
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
August 9, 2016