Form 10-Q
period 2016-09-30
WHITEWAVE FOODS Co
filed 2016-11-09
CIK 1555365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-Q
 _______________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of October 31, 2016, there were 177,228,763 outstanding shares of common stock, par value $0.01 per share.

ii

Part I — Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)
The WhiteWave Foods Company
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,490	$38,610
Trade receivables, net of allowance of $1,861 and $2,127	284,239	257,548
Inventories	296,083	270,737
Prepaid expenses and other current assets	68,777	39,782
Total current assets	701,589	606,677
Equity method investments	23,555	30,772
Property, plant, and equipment, net	1,204,169	1,137,521
Identifiable intangible and other assets, net	1,048,126	1,038,577
Goodwill	1,435,272	1,415,322
Total Assets	$4,412,711	$4,228,869
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$514,337	$549,713
Current portion of debt and capital lease obligations	46,374	51,449
Income taxes payable	5,198	3,043
Total current liabilities	565,909	604,205
Long-term debt and capital lease obligations, net of debt issuance costs	2,077,216	2,078,940
Deferred income taxes	303,596	293,326
Other long-term liabilities	49,631	41,490
Total liabilities	2,996,352	3,017,961
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 170,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 1,700,000,000 shares authorized, 177,222,669 issued and outstanding at September 30, 2016; 176,246,199 issued and outstanding at December 31, 2015	1,772	1,762
Additional paid-in capital	943,833	914,975
Retained earnings	578,111	425,705
Accumulated other comprehensive loss	(107,357)	(131,534)
Total shareholders’ equity	1,416,359	1,210,908
Total Liabilities and Shareholders’ Equity	$4,412,711	$4,228,869
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Net sales	$1,053,598	$1,003,888	$3,142,941	$2,838,661
Cost of sales	672,479	652,757	2,037,647	1,852,797
Gross profit	381,119	351,131	1,105,294	985,864
Operating expenses:
Selling, distribution and marketing	188,909	187,784	563,218	529,856
General and administrative	82,883	70,235	248,084	215,824
Total operating expenses	271,792	258,019	811,302	745,680
Operating income	109,327	93,112	293,992	240,184
Other expense:
Interest expense	18,655	15,979	50,772	38,580
Other expense, net	940	2,549	4,668	7,337
Total other expense	19,595	18,528	55,440	45,917
Income before income taxes	89,732	74,584	238,552	194,267
Income tax expense	29,194	21,831	79,290	64,227
Income before loss in equity method investments	60,538	52,753	159,262	130,040
Loss in equity method investments	2,501	2,731	6,856	9,227
Net income	$58,037	$50,022	$152,406	$120,813
Weighted average common shares:
Basic	177,185,368	175,846,533	176,902,352	175,290,113
Diluted	181,511,335	180,444,521	180,952,569	180,006,702
Net income per share:
Basic	$0.33	$0.28	$0.86	$0.69
Diluted	$0.32	$0.28	$0.84	$0.67
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$58,037	$50,022	$152,406	$120,813
Other comprehensive income (loss), net of tax
Change in defined benefit pension plan, net of tax benefit/(expense) of $5, $4, $13 and ($78)	(9)	(7)	(26)	155
Foreign currency translation adjustment	488	(13,305)	25,191	(40,553)
Change in fair value of derivative instruments, net of tax benefit of $56, $292, $4 and $259	166	(1,509)	(988)	(1,446)
Other comprehensive income (loss), net of tax	645	(14,821)	24,177	(41,844)
Comprehensive income	$58,682	$35,201	$176,583	$78,969
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2015	176,246,199	$1,762	$914,975	$425,705	$(131,534)	$1,210,908
Net income	—	—	—	152,406	—	152,406
Share-based compensation	—	—	24,780	—	—	24,780
Excess tax benefit from share-based compensation	—	—	7,592	—	—	7,592
Shares issued in connection with share-based compensation	976,470	10	9,369	—	—	9,379
Minimum tax withholdings related to net share settlements of share-based compensation	—	—	(12,883)	—	—	(12,883)
Other comprehensive income	—	—	—	—	24,177	24,177
Balance at September 30, 2016	177,222,669	$1,772	$943,833	$578,111	$(107,357)	$1,416,359
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(In thousands, except share data)
Balance at December 31, 2014	174,388,132	$1,744	$878,549	$257,312	$(61,118)	$1,076,487
Net income	—	—	—	$120,813	—	120,813
Share-based compensation	—	—	27,537	—	—	27,537
Excess tax benefit from share-based compensation	—	—	20,464	—	—	20,464
Shares issued in connection with share-based compensation	1,649,180	16	13,815	—	—	13,831
Minimum tax withholdings related to net share settlements of share-based compensation	—	—	(27,856)	—	—	(27,856)
Other comprehensive loss	—	—	—	—	(41,844)	(41,844)
Balance at September 30, 2015	176,037,312	$1,760	$912,509	$378,125	$(102,962)	$1,189,432
See notes to condensed consolidated financial statements (unaudited).

The WhiteWave Foods Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,406	$120,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,407	86,675
Share-based compensation expense	24,780	27,537
Amortization of debt issuance costs	3,223	3,067
Loss (gain) on fixed asset disposals	6,515	(1,978)
Deferred income taxes	5,620	(11,752)
Unrealized (gain) loss on derivative instruments	(5,836)	6,053
Loss in equity method investments	6,856	9,227
Gain on Earthbound settlement	—	(4,200)
Other	(1,314)	(1,235)
Net change in operating assets and liabilities, net of acquisitions	(88,668)	(65,162)
Net cash provided by operating activities	206,989	169,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	—	(701)
Payments for acquisitions, net of cash acquired of $833 and $8,521	(17,373)	(707,605)
Proceeds from acquisition adjustments	—	346
Payments for property, plant, and equipment	(167,726)	(196,896)
Proceeds from sale of fixed assets	259	8,931
Net cash used in investing activities	(184,840)	(895,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(33,750)	(15,000)
Payments on capital lease obligations	(872)	(875)
Proceeds from revolver line of credit	651,942	1,141,068
Payments on revolver line of credit	(627,080)	(434,219)
Proceeds from exercise of stock options	9,369	13,815
Minimum tax withholding paid on behalf of employees for share-based compensation	(12,883)	(27,856)
Excess tax benefit from share-based compensation	7,858	20,464
Payment of deferred financing costs	(426)	(462)
Net cash (used in) provided by financing activities	(5,842)	696,935
Effect of exchange rate changes on cash and cash equivalents	(2,427)	8,726
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,880	(21,219)
Cash and cash equivalents, beginning of period	38,610	50,240
Cash and cash equivalents, end of period	$52,490	$29,021
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash activity - Accrued and unpaid purchases of plant and equipment	$21,350	$19,621
See notes to condensed consolidated financial statements (unaudited).

THE WHITEWAVE FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015
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

Effective January 1, 2016, we report results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our management restructure in early 2016, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment. Accordingly, prior year segment data has been recast to reflect this new segment structure.
Basis of Presentation — The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) have been prepared on the same basis as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission ("SEC") on February 29, 2016.
As discussed in Note 16 The Proposed Merger with Danone, on July 6, 2016 the Company entered into a merger agreement with Danone S.A., a société anonyme organized under the laws of France (“Danone”), as a result of which the Company is expected to become a wholly-owned subsidiary of Danone. Since the merger has not yet been completed, none of the unaudited condensed consolidated financial statements and related disclosures in this Form 10-Q consider the potential impact of the pending merger.

In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations applicable to quarterly reporting on Form 10-Q. The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from these estimates. Our results of operations for the three and nine months ended September 30, 2016 and 2015 may not be indicative of our operating results for the full year. The unaudited condensed consolidated financial statements contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Issued Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, to clarify the principles used to recognize revenue for all entities. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. In 2016, the FASB has issued the following additional guidance: i) ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),which provides clarification when assessing whether an entity is a principal or agent in a revenue transaction, and impacts whether an entity reports revenue on a gross or net basis, ii) ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 regarding the identification of performance obligations and accounting for licenses of intellectual property, iii) ASU No. 2016-11, Rescission of SEC

Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting, which rescinds specific SEC guidance related to revenue recognition currently codified in US GAAP as a result of the new revenue standard, and iv) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends the guidance in ASU 2014-09 by providing practical expedients to simplify the transition to the new revenue standard and clarify certain aspects of the standard. The new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. The standard includes a five step model to determine when revenue should be recognized, which is when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The standard allows several methods of adoption including either a full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. Early adoption will be permitted as of the December 31, 2016 original effective date. We are currently evaluating the effects, if any, the adoption of this guidance will have on the Company's consolidated financial statements and the transition method that we will select to implement the new standard.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. This guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Adoption will require establishing a going concern assessment process to meet the standard. The adoption will not have an impact to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU discusses amendments to existing accounting guidance to modify the subsequent measurement of inventory. Under existing guidance, an entity measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value ("NRV"), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (ceiling) or below NRV less a normal profit margin (floor). Amendments in the new guidance require an entity to subsequently measure inventory at the lower of cost or net realizable value and eliminates the need to determine replacement cost and evaluate whether it is above the ceiling or below the floor. NRV is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, the ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We expect that the adoption of this guidance will not have any impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effects adoption of this guidance will have on the Company’s consolidated financial statements and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance will require companies to include excess tax benefits (deficiencies) as a component of income tax expense rather than additional paid-in capital. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The impact ASU No. 2016-09 will have on the Company’s consolidated financial statements upon adoption will mainly depend on unpredictable future events, including the timing and value realized for future share-based transactions upon exercise/vesting versus the fair value at grant date, and will create additional benefit or expense to our consolidated statements of income.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which provides changes on how companies measure and recognize credit losses on financial instruments. The new guidance will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of financial assets that are in the scope of the standard. The new standard is effective for public companies in fiscal years beginning after

December 31, 2019. We expect that the adoption of this guidance will not have any impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides clarification on the treatment of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating transition date, but we do not expect that the adoption of this guidance will have any impact on the Company's consolidated financial statements.

2. Acquisitions
2016 Acquisitions
IPP
On June 2, 2016, the Company acquired Innovation Packaging and Process, S.A. DE C.V. ("IPP"). Founded in 2007, IPP is an aseptic beverage co-packer based in San Luis Potosi, Mexico. The Company purchased IPP for total cash consideration of $18.1 million. We funded this acquisition through cash provided from operations. Our preliminary purchase price allocation includes goodwill of $12.3 million, property, plant, and equipment of $9.1 million, intangible assets subject to amortization of $0.6 million related to customer relationships, and liabilities assumed net of working capital items of $3.9 million. Customer relationships are being amortized over a 3 year term.
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

During the the nine months ended September 30, 2016, we recorded $6.3 million of purchase accounting adjustments to goodwill primarily related to the finalization of the fair value of certain intangible assets. See Note 5 "Goodwill and Intangible Assets." As of September 30, 2016, the Company has finalized its purchase price allocations related to the acquisition of Wallaby.

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

For the nine months ended September 30, 2016, we recorded $4.4 million of purchase accounting adjustments to goodwill primarily related to the finalization of certain income tax matters. See Note 5 "Goodwill and Intangible Assets." As of June 30, 2016, the Company has finalized its purchase price allocations related to the acquisition of Sequel Naturals Ltd.

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
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating the acquired businesses into our operations. Goodwill related to the 2016 and 2015 acquisitions is recorded in the Americas Foods & Beverages segment. Goodwill related to EIEIO and Wallaby is tax deductible. None of the goodwill recorded in the Vega or IPP acquisitions is tax deductible.

The following table summarizes unaudited supplemental pro forma consolidated results of operations as if we acquired EIEIO, Vega and Wallaby on January 1, 2015. No pro forma unaudited consolidated results of operations is presented for the three and nine months ended September 30, 2016 or the corresponding prior periods related to the IPP acquisition as their results are not material to the condensed consolidated results of the Company.

	Three months ended September 30, 2015	Nine months ended September 30, 2015
	(In thousands, except share data)
Net sales	$1,024,720	$2,955,693
Income before income taxes	76,886	202,578
Diluted earnings per common share	$0.32	$0.76
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

3. Joint Venture with China Mengniu Dairy Company
On January 5, 2014, the Company entered into a joint venture agreement with China Mengniu Dairy Company Limited (“Mengniu”), a leading Chinese dairy company. The joint venture manufactures, markets and sells a range of premium plant-

based beverage products in China. Under the terms of the agreement, the Company owns a 49% stake in the venture while Mengniu owns a 51% stake.
Based on the joint venture agreement, the Company has the ability to exert significant influence over the operations and financial policies of the joint venture and has in-substance common stock in the joint venture. Thus, the joint venture is accounted for as an equity-method investment. No contributions were made during the three and nine months ended September 30, 2016. The joint venture has a credit facility with Mengniu of Chinese yuan (CNY) 120 million ($18.0 million USD) and, in 2016, entered into a new credit facility with Mengniu for up to an additional CNY of 90 million ($13.5 million USD), for total capacity of CNY 210 million ($31.5 million USD). The current facility is expected to support its liquidity requirements for 2016. We guarantee up to 49% on the total commitment amount of this credit facility or Chinese yuan 102.9 million ($15.4 million USD). As of September 30, 2016, the joint venture had borrowed Chinese yuan 190 million ($28.5 million USD) under this facility.

4. Inventories
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$141,105	$120,922
Finished goods	154,978	149,815
Total	$296,083	$270,737
5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

	Americas Foods & Beverages	Europe Foods & Beverages	Total
	(In thousands)
Balance at December 31, 2015	$1,278,753	$136,569	$1,415,322
Acquisitions	12,257	—	12,257
Purchase price adjustments (1)	(10,492)	—	(10,492)
Foreign currency translation	14,322	3,863	18,185
Balance at September 30, 2016	$1,294,840	$140,432	$1,435,272
 ____________________________________
(1) Purchase price adjustments are the result of adjustments made for the finalization of the fair value of certain intangible assets and the finalization of certain income tax matters.
The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks (1)	$790,067	$—	$790,067	$777,718	$—	$777,718
Intangible assets with finite lives:
Customer-related and other (1)	283,008	(54,223)	228,785	270,801	(39,828)	230,973
Supplier relationships	12,000	(2,640)	9,360	12,000	(1,920)	10,080
Non-compete agreements (1)	1,337	(835)	502	1,267	(592)	675
Trademarks	968	(966)	2	968	(965)	3
Total	$1,087,380	$(58,664)	$1,028,716	$1,062,754	$(43,305)	$1,019,449
 ____________________________________
 (1) The change in the carrying amount is the result of foreign currency translation and purchase accounting adjustments.

Amortization expense on finite-lived intangible assets for the three months ended September 30, 2016 and 2015 was $5.2 million and $4.9 million, respectively. Amortization expense on finite-lived intangible assets for the nine months ended September 30, 2016 and 2015 was $15.5 million and $10.7 million, respectively.
6. Income Taxes
For each interim period, the Company estimates the effective tax rate expected to be applicable for the full year and applies that rate to income before income taxes for the period. Additionally, the Company records discrete income tax items in the period in which they are incurred.
The effective tax rate for the three months ended September 30, 2016 was 32.5% compared to 29.3% for the three months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 33.2% compared to 33.1% for the nine months ended September 30, 2015. The increase in the effective tax rates for the three and nine month comparative periods was due primarily to a decrease in favorable return to provision adjustments in 2015 related to changes in estimates associated with a credit for qualified research activities and an increase in the U.S. manufacturing deduction. The increase in the effective tax rate was partially offset by changes in the mix of income before income taxes between the U.S. and foreign countries, which were principally driven by an increase in the investment deduction in Belgium and the generally lower foreign tax rates associated with our Vega acquisition. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.

7. Debt and Capital Lease Obligations
Our outstanding debt and capital lease obligations as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016			December 31, 2015
	Amount outstanding	Interest rate		Amount outstanding	Interest rate
	(In thousands, except percentages)
Senior secured credit facilities	$1,623,550	2.39%	*	$1,627,000	2.54%	*
Senior unsecured notes	500,000	5.38%		500,000	5.38%
Capital lease obligations	20,622			21,635
Other borrowings	—			5,133	3.70%
Less current portion	(46,374)			(51,449)
Less debt issuance costs	(20,582)			(23,379)
Total long-term debt	$2,077,216			$2,078,940
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

As of September 30, 2016, we had outstanding borrowings of $1.6 billion under our $2.5 billion senior secured credit facilities consisting of $157.3 million outstanding under the revolving credit facility, a $721.9 million principal balance under term loan A-1, and a $744.4 million principal balance under term loan A-2. We have $9.0 million in outstanding letters of credit issued under our revolving credit facilities. We have additional borrowing capacity of approximately $833.7 million under our senior secured credit facilities, which amount will vary over time depending on our financial covenants and operating performance.

The senior secured credit facilities are secured by security interests and liens on substantially all of our domestic assets, and are guaranteed by our material domestic subsidiaries. As of September 30, 2016, borrowings under the revolving credit facility and term loan A-1 bore interest at a rate of LIBOR plus 1.75% and the term loan A-2 at a rate of LIBOR plus 2.00% per annum.
Alpro Revolving Credit Facility
On June 29, 2015, Alpro entered into a revolving credit facility not to exceed €30.0 million or its currency equivalent. The facility is unsecured and guaranteed by the Company. The facility is available for working capital and other general purposes of Alpro and for the issuance of up to €30.0 million letters of credit or its currency equivalent. At September 30, 2016 and December 31, 2015, there were no outstanding borrowings.
Vega Revolving Credit Facility
In April, 2016, Vega increased the limit on its uncommitted revolving credit facility from $10.0 million Canadian dollars ("CAD") to not exceed $15.0 million CAD. The facility is unsecured and guaranteed by the Company. The facility is available for working capital and other general purposes of Vega. At September 30, 2016, there were no outstanding borrowings under this facility. At December 31, 2015, there was $7.1 million CAD ($5.1 million USD) outstanding in borrowings under the facility.
Senior Unsecured Notes
In 2014, we issued $500.0 million in aggregate principal amount of senior notes. The notes mature on October 1, 2022 and bear interest at a rate of 5.375% per annum payable on April 1 and October 1 of each year.
Capital Lease Obligations
We are party to leases of certain operating facilities and equipment under capital lease arrangements which bear interest at rates from 3.1% to 8.0% and have expiration dates through 2033. These assets are included in property, plant, and equipment, net, in the condensed consolidated balance sheets.
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
The following table summarizes the terms of the 2017 swap agreements as of September 30, 2016:

Fixed Interest Rates	Expiration Date	Notional Amount
		(In thousands)
2.75% to 3.19%	March 31, 2017	$650,000
We have not designated such contracts as hedging instruments; therefore, the 2017 swap agreements are marked to market at the end of each reporting period and a derivative asset or liability is recorded in our condensed consolidated balance sheets. We recorded gains/(losses) on these contracts of $0.5 million and $(2.1) million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, losses on these contracts were $2.3 million and $7.1 million, respectively. Gains and losses are recorded in other expense, net in our condensed consolidated statements of income. A summary of these open swap agreements recorded at fair value in our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 is included in the fair value table below.

Commodities
We are exposed to commodity price fluctuations, including organic and conventional milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, coconut, cashews, sweeteners, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin, and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging, and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to eighteen month's anticipated requirements, depending on the ingredient or commodity, but can be longer in limited cases. These contracts are considered normal purchases.
In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter hedge contracts from qualified financial institutions for commodities associated with the production and distribution of our products. Certain of these contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. As of September 30, 2016, we have not entered into any commodity cash flow hedges.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to commodity price risk but do not meet the authoritative guidance for hedge accounting. From time to time, the Company enters into commodity forward contracts to fix the price of natural gas and diesel fuel purchases and other commodities at a future delivery date. Changes in the fair value of derivatives not designated in hedging relationships are recorded to cost of sales and selling, distribution, and marketing expenses in our condensed consolidated statements of income depending on commodity type. We recorded gains/(losses) on these contracts of $(0.9) million and $1.3 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, we recorded losses of $8.0 million and $8.9 million, respectively. As of September 30, 2016, the Company had outstanding contracts for the purchase of 19.9 million gallons of diesel expiring throughout 2016 and 2017. A summary of our open commodities contracts recorded at fair value in our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 is included in the table below.
Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.
Foreign Currency
Our international operations represented approximately 19% of net sales for the nine months ended September 30, 2016 and 2015. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk primarily consists of the Euro, British pound, Canadian dollar, Mexican peso and Chinese yuan related to net sales and expenses in currencies other than the functional currency of the business. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. These contracts are designated as cash flow hedges and are recorded as an asset or liability in our condensed consolidated balance sheets at fair value with an offset to accumulated other comprehensive loss to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings as the underlying transaction occurs. As of September 30, 2016, the Company had an aggregate U.S. dollar equivalent of $256.3 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2016 and 2017 for an intercompany note receivable and commodity purchases denominated in a currency other than the functional currency. Any ineffectiveness in our foreign currency exchange hedges is recorded as an adjustment to cost of goods sold in our condensed consolidated statements of income. There was no material hedge ineffectiveness related to our foreign currency exchange contracts designated as hedging instruments during the three and nine months ended September 30, 2016 and 2015.

Fair Value - Derivatives
As of September 30, 2016 and December 31, 2015, derivatives recorded at fair value in our condensed consolidated balance sheets were as follows:

	Derivative assets		Derivative liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In thousands)
Derivatives designated as Hedging Instruments
Foreign currency contracts - current (1)(3)	$1,761	$483	$10	$—
Total	1,761	483	10	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts - current (1)	—	—	7,852	15,228
Commodities contracts - current (1)	936	—	3,484	11,093
Commodities contracts - noncurrent (2)	380	—	—	1,551
Interest rate swap contracts - noncurrent (2)	—	—	—	3,142
Total	$1,316	$—	$11,336	$31,014
Total derivatives	$3,077	$483	$11,346	$31,014
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

(3)
$1.6 million of the derivative asset balance as of September, 30 2016 relates to a foreign currency hedge on an intercompany note for which the change in fair value offsets the impact of the note being re-measured into the functional currency.

Gains on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into income for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Realized gains/(losses) on foreign currency contracts (1)	$(31)	$623	$24	$982

  ____________________________________
(1) Recorded in cost of sales in our condensed consolidated statements of income. See Note 10 "Accumulated Other Comprehensive Loss."
Based on current exchange rates, we estimate that $1.8 million in net gains of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive loss to operating results within the next 12 months.
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

A summary of our financial assets and liabilities subject to recurring fair value measurements and the basis for that measurement according to the levels in the fair value hierarchy as of September 30, 2016 and December 31, 2015 is as follows:

	Fair value as of September 30, 2016	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$88	$88	$—	$—
Supplemental Executive Retirement Plan investments	3,747	3,747	—	—
Qualifying insurance policies (1)	11,001	—	—	11,001
Foreign currency contracts	1,761	—	1,761	—
Commodities contracts	1,316	—	1,316	—
Deferred compensation investments	5,079	—	5,079	—
Total assets	$22,992	$3,835	$8,156	$11,001
Liabilities:
Foreign currency contracts	$10	$—	$10	$—
Commodities contracts	3,484	—	3,484	—
Interest rate swap contracts	7,852	—	7,852	—
Total liabilities	$11,346	$—	$11,346	$—
  ____________________________________
(1) Change in value since December 31, 2015 due to foreign currency translation.

There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2016.

	Fair value as of December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Cash equivalents	$107	$107	$—	$—
Supplemental Executive Retirement Plan investments	3,164	3,164	—	—
Qualifying insurance policies	10,631	—	—	10,631
Foreign currency contracts	483	—	483	—
Deferred compensation investments	4,359	—	4,359	—
Total assets	$18,744	$3,271	$4,842	$10,631
Liabilities:
Commodities contracts	$12,644	$—	$12,644	$—
Interest rate swap contracts	18,370	—	18,370	—
Total liabilities	$31,014	$—	$31,014	$—

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

We estimate the fair value of our senior unsecured notes primarily using quoted market prices in markets that are not active. As of September 30, 2016, the carrying value and fair value of the Company's borrowings was $500.0 million and $570.0 million, respectively. See Note 7 "Debt and Capital Lease Obligations." As of December 31, 2015, the carrying value and fair value of the Company's borrowings was $500.0 million and $521.3 million, respectively. If measured at fair value in the condensed consolidated balance sheets, our senior unsecured notes would be classified in Level 2 of the fair value hierarchy.

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
Upon the completion of the acquisition of the Company by Danone S.A., all of the Company's outstanding share-based compensation awards will vest. See Note 16 The Proposed Merger with Danone for further discussion.

Share-Based Compensation Expense
The following table summarizes the share-based compensation expense recognized for the Company’s equity and liability classified plans in the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Equity awards:
Stock options	$1,541	$2,353	$7,249	$9,410
RSUs	2,603	3,676	11,289	13,277
PSUs	1,374	1,075	6,242	4,850
Equity awards share-based compensation expense	5,518	7,104	24,780	27,537

Liability awards:
Phantom shares	—	62	13	802
SARs	357	(282)	1,126	4,693
Liability awards share-based compensation expense	357	(220)	1,139	5,495
Total share-based compensation expense	$5,875	$6,884	$25,919	$33,032

Share-based compensation expense is recorded within general and administrative expense. Except for PSUs, this expense is recognized one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date, unless the employee has reached the retirement age of 65 or is 55 years of age and has 10 years of service, in which case all share-based compensation expense is recognized at the time of grant.

Stock Options
Under the terms of the 2012 SIP, our employees may be granted options to purchase our common stock at a price equal to the market price on the date the option is granted. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Nine months ended September 30,
	2016	2015
Expected volatility	28% - 29%	28% - 29%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.14% to 1.70%	1.45% to 1.82%
Forfeiture rate	—%	—%
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
The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Number of options	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
Options outstanding at January 1, 2016	9,440,803	$19.14
Granted	813,267	$36.59
Forfeited, canceled and expired (1)	(53,119)	$40.59
Exercised (including tax withholding) (1)	(1,115,518)	$19.83
Options outstanding at September 30, 2016	9,085,433	$20.49	5.51	$308,323,353
Options vested and expected to vest at September 30, 2016	9,085,433	$20.49	5.51	$308,323,353
Options exercisable at September 30, 2016	7,499,147	$17.42	4.84	$277,562,397
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

During the nine months ended September 30, 2016, we received $9.4 million of cash from stock option exercises. At September 30, 2016, there is $8.4 million of unrecognized stock option expense, all of which is related to non-vested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.66 years.
Restricted Stock Units
RSUs are issued to certain senior employees under the 2012 SIP as part of our long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees vest ratably over three years.

The following table summarizes RSU activity during the nine months ended September 30, 2016:

RSUs outstanding January 1, 2016	839,252
RSUs granted	409,415
Shares issued upon vesting of RSUs (including tax withholding) (1)	(443,594)
RSUs canceled (1)	(33,659)
RSUs outstanding at September 30, 2016	771,414
Weighted average grant date fair value per share	$34.99
 __________________________________

(1)
Pursuant to the terms of the 2012 SIP, RSUs that are canceled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's tax withholding related to an RSU vesting are not added back to the pool of shares available for future awards.

At September 30, 2016, there is $14.1 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.68 years.

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

We recognize share-based compensation expense in the condensed consolidated statements of income over the three year performance period based on the Company’s estimated relative performance for each vesting tranche. Accordingly, for the grant made each year we recognize 100% of the estimated first year expense, 50% of the estimated second year expense and 33.3% of the estimated third year expense. As of September 30, 2016, based upon our assessment of our relative performance versus the S&P 500, the 2015 PSU awards have been expensed based upon a target payout 188% for the year two tranche (2015-2016) and 158% for the year three tranche (2015-2017). As of September 30, 2016, the 2016 PSU awards have been expensed based upon a target payout assumption of 175% for year one tranche (2016-2017), 138% for tranche year two (2016-2018), and 125% for tranche year three (2016-2019).

The following table summarizes PSU activity during the nine months ended September 30, 2016:

PSUs outstanding January 1, 2016	107,358
PSUs granted	155,846
Shares issued upon vesting of PSUs (1)	(71,580)
PSUs canceled (1)	—
PSUs outstanding at September 30, 2016	191,624
Weighted average grant date fair value per share	$37.16
__________________________________________

(1)
Pursuant to the terms of the 2012 SIP, PSUs that are canceled or forfeited before they vest may be available for future grants; however shares delivered to or withheld by the Company for the payment of the employee's tax withholding related to a PSU vesting are not added back to the pool of shares available for future awards. Shares issued upon vesting of PSUs on April 18, 2016 were 71,580, which represented 200% payout.

At September 30, 2016 there is $2.3 million of total unrecognized PSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.40 years.

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

     The fair value of the awards is re-measured at each reporting period. A liability has been recorded in current liabilities in our condensed consolidated balance sheets totaling $1.8 million and $2.7 million as of September 30, 2016 and December 31, 2015, respectively. The following table summarizes SARs activity during the nine months ended September 30, 2016:

	Number of SARs	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
SARs outstanding at January 1, 2016	122,031	$16.45
Granted	—	$—
Forfeited and canceled (1)	—	$—
Exercised	(74,397)	$16.44
SARs outstanding at September 30, 2016	47,634	$16.45	6.16	$1,809,028
SARs vested and expected to vest at September 30, 2016	47,634	$16.45	6.16	$1,809,028
SARs exercisable at September 30, 2016	47,634	$16.45	6.16	$1,809,028
 _____________________________________

(1)	Pursuant to the terms of the 2012 SIP, SARs that are canceled or forfeited may be available for future grants.

10. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component for the three months ended September 30, 2016 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at July 1, 2016	$(649)	$(778)	$(106,575)	$(108,002)
Other comprehensive income/(loss) before reclassifications	245	(14)	488	719
Amounts reclassified from accumulated other comprehensive income/(loss)	(79)	5	—	(74)
Other comprehensive income/(loss), net of tax benefit of $61	166	(9)	488	645
Balance at September 30, 2016	$(483)	$(787)	$(106,087)	$(107,357)
  ____________________________________

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

(2)
The accumulated other comprehensive loss reclassification components are related to amortization of unrecognized actuarial losses and prior service costs which are both included in the computation of net periodic pension cost. See Note 11 “Employee Retirement Plans.”

The changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2016 were as follows (net of tax):

	Derivative instruments (1)	Defined benefit pension plan (2)	Foreign currency translation adjustment	Total
		(In thousands)
Balance at January 1, 2016	$505	$(761)	$(131,278)	$(131,534)
Other comprehensive income/(loss) before reclassifications	(964)	(29)	25,191	24,198
Amounts reclassified from accumulated other comprehensive income/(loss)	(24)	3	—	(21)
Other comprehensive income/(loss), net of tax benefit of $17	(988)	(26)	25,191	24,177
Balance at September 30, 2016	$(483)	$(787)	$(106,087)	$(107,357)
  ____________________________________

(1)	The accumulated other comprehensive loss reclassification components affect cost of sales. See Note 8 “Derivative Financial Instruments and Fair Value Measurement.”

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

11. Employee Retirement Plans
We provide employee retirement benefits under 401(k) and defined benefit plans. Additionally, we contribute to one multi-employer pension plan on behalf of certain employees. We have defined benefit pension plans for certain of our Europe Foods and Beverages segment employees, under which the benefits are based on years of service and employee compensation.
The components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2016 and 2015 are detailed below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$404	$444	$1,214	$1,332
Interest cost	95	84	285	252
Expected return on plan assets	(71)	(68)	(211)	(204)
Amortization:
Unrecognized net loss	1	24	3	72
Net periodic benefit cost	$429	$484	$1,291	$1,452
12. Commitments and Contingencies
Lease and Purchase Obligations
We lease certain property, plant, and equipment used in our operations under both capital and operating lease agreements. Such operating leases, which are primarily for operating facilities, office space, and equipment, have lease terms ranging from one to 14 years. Rent expense was $9.4 million and $8.4 million for the three months ended September 30, 2016 and 2015, respectively, and $27.5 million and $18.7 million for the nine months ended September 30, 2016 and 2015, respectively. The Company leases certain operating facilities and equipment under capital lease arrangements. These assets are included in property, plant, and equipment, net, on the condensed consolidated balance sheets.
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
13. Segment, Geographic, and Customer Information

Effective January 1, 2016, we report results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our management restructure in early 2016, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment. Accordingly, prior year segment data has been recast to reflect this new segment structure.
The Americas Foods & Beverages segment offers products in the plant-based foods and beverages, coffee creamers and beverages, premium dairy products and organic produce categories throughout North America. Our Europe Foods & Beverages segment offers plant-based food and beverage products throughout Europe. We sell our products to a variety of customers, including grocery stores, mass merchandisers, club stores, health food stores and convenience stores, as well as various away-from-home channels, including foodservice outlets, across North America and Europe. We sell our products in North America and Europe primarily through our direct sales force, independent brokers, regional brokers, and distributors. We utilize twelve manufacturing plants, multiple distribution centers, and three strategic co-packers across North America. Additionally, we have three plants across Europe in the United Kingdom, Belgium and France, each supported by an integrated supply chain. We also utilize third-party co-packers across Europe for certain products.
We evaluate the performance of our segments based on net sales and operating income. The amounts in the following tables are obtained from reports used by our chief operating decision maker. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.
Expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and other”.

The following table presents the summarized income statement amounts by segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Total net sales:
Americas Foods & Beverages	$909,450	$869,074	$2,702,668	$2,440,463
Europe Foods & Beverages	144,148	134,814	440,273	398,198
Total net sales	$1,053,598	$1,003,888	$3,142,941	$2,838,661
Operating income:
Americas Foods & Beverages	$120,350	$94,662	$321,985	$265,512
Europe Foods & Beverages	17,299	18,959	53,009	50,066
Total reportable segment operating income	137,649	113,621	374,994	315,578
Corporate and other	(28,322)	(20,509)	(81,002)	(75,394)
Total operating income	109,327	93,112	293,992	240,184
Other expense:
Interest expense	18,655	15,979	50,772	38,580
Other expense, net	940	2,549	4,668	7,337
Income before taxes	$89,732	$74,584	$238,552	$194,267
Depreciation and amortization:
Americas Foods & Beverages	$28,144	$25,868	$83,291	$70,831
Europe Foods & Beverages	6,295	4,943	18,442	14,180
Corporate and other	580	527	1,674	1,664
Total depreciation and amortization	$35,019	$31,338	$103,407	$86,675
The following tables present sales amounts by product categories:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Total net sales:
Americas Foods & Beverages
Plant-based foods and beverages	$277,315	$252,831	$819,614	$680,090
Coffee creamers and beverages	298,832	274,526	862,106	775,045
Premium dairy	205,566	195,165	605,055	547,897
Fresh foods	127,737	146,552	415,893	437,431
Americas Foods & Beverages net sales	909,450	869,074	2,702,668	2,440,463

Europe Foods & Beverages
Plant-based foods and beverages	144,148	134,814	440,273	398,198
Europe Foods & Beverages net sales	144,148	134,814	440,273	398,198

Total net sales	$1,053,598	$1,003,888	$3,142,941	$2,838,661

The following tables present assets and capital expenditures by segment:

	September 30, 2016	December 31, 2015
	(In thousands)
Assets:
Americas Foods & Beverages	$3,669,413	$3,555,988
Europe Foods & Beverages	668,867	605,843
Corporate	74,431	67,038
Total	$4,412,711	$4,228,869

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Capital expenditures:
Americas Foods & Beverages	$39,068	$32,787	$94,319	$125,313
Europe Foods & Beverages	34,977	21,620	72,088	59,443
Corporate	599	84	1,319	327
Total	$74,644	$54,491	$167,726	$185,083
Significant Customers
The Company had a single customer that represented 13.7% and 14.0% of its consolidated net sales in the three months ended September 30, 2016 and 2015, respectively. The same customer represented 13.0% and 13.9% of our consolidated net sales in the nine months ended September 30, 2016 and 2015, respectively. Sales to this customer are primarily included in the Americas Foods & Beverages segment.
14. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Basic earnings per share computation:
Numerator:
Net income	$58,037	$50,022	$152,406	$120,813
Denominator:
Weighted average common shares	177,185,368	175,846,533	176,902,352	175,290,113
Basic earnings per share	$0.33	$0.28	$0.86	$0.69
Diluted earnings per share computation:
Numerator:
Net income	$58,037	$50,022	$152,406	$120,813
Denominator:
Weighted average common shares - basic	177,185,368	175,846,533	176,902,352	175,290,113
Stock option conversion (1)	3,757,586	3,903,791	3,456,172	4,033,138
Stock units (2)	568,381	694,197	594,045	683,451
Weighted average common shares - diluted	181,511,335	180,444,521	180,952,569	180,006,702
Diluted earnings per share	$0.32	$0.28	$0.84	$0.67
(1) Anti-dilutive options excluded	32,888	448,961	209,328	359,955
(2) Anti-dilutive RSUs excluded	0	7,706	100	2,597

15. Supplemental Guarantor Financial Information

In September of 2014, we issued debt securities that are guaranteed by certain of our 100% owned subsidiaries. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the balance sheets as of September 30, 2016 and December 31, 2015, the statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the statements of cash flows for the nine months ended September 30, 2016 and 2015 for The WhiteWave Foods Company (referred to as “Parent” for the purpose of this note only), the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and elimination adjustments necessary to arrive at the information for the Parent, guarantor subsidiaries and non-guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for using the equity method for this presentation. All guarantors of our debt securities are also guarantors for our senior secured credit facilities. The guarantee is full and unconditional and joint and several. Our senior secured credit facilities are secured by security interest and liens on substantially all of our assets and the assets of our domestic subsidiaries and is presented in the Parent column of the accompanying condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015.

Condensed Consolidating Balance Sheets

	September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3	$4,672	$47,815	$—	$52,490
Trade receivables, net of allowance	473	195,795	87,971	—	284,239
Inventories	—	255,117	48,140	(7,174)	296,083
Prepaid expenses and other current assets	29,703	22,803	16,271	—	68,777
Intercompany receivables	1,914,669	802,197	6,761	(2,723,627)	—
Total current assets	1,944,848	1,280,584	206,958	(2,730,801)	701,589
Equity method investments	2,255	—	21,300	—	23,555
Investment in consolidated subsidiaries	2,405,870	1,008,175	—	(3,414,045)	—
Property, plant, and equipment, net	5,795	897,393	300,981	—	1,204,169
Identifiable intangible and other assets, net	41,461	659,432	375,486	(28,253)	1,048,126
Goodwill	—	982,922	452,350	—	1,435,272
Total Assets	$4,400,229	$4,828,506	$1,357,075	$(6,173,099)	$4,412,711

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,534	$308,065	$151,738	$—	$514,337
Current portion of debt and capital lease obligations	45,000	1,374	—	—	46,374
Income taxes payable	—	—	5,198	—	5,198
Intercompany payables	802,197	1,882,281	39,149	(2,723,627)	—
Total current liabilities	901,731	2,191,720	196,085	(2,723,627)	565,909
Long-term debt and capital lease obligations, net of debt issuance costs	2,057,968	19,248	—	—	2,077,216
Deferred income taxes	—	209,362	122,487	(28,253)	303,596
Other long-term liabilities	24,171	2,306	23,154	—	49,631
Total liabilities	2,983,870	2,422,636	341,726	(2,751,880)	2,996,352
Total shareholders' equity	1,416,359	2,405,870	1,015,349	(3,421,219)	1,416,359
Total Liabilities and Shareholders' Equity	$4,400,229	$4,828,506	$1,357,075	$(6,173,099)	$4,412,711

Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,282	$36,328	$—	$38,610
Trade receivables, net of allowance	2,649	200,808	54,091	—	257,548
Inventories	—	232,757	46,755	(8,775)	270,737
Prepaid expenses and other current assets	15,442	11,070	13,270	—	39,782
Intercompany receivables	1,878,299	686,469	37,962	(2,602,730)	—
Total current assets	1,896,390	1,133,386	188,406	(2,611,505)	606,677
Equity method investments	2,983	—	27,789	—	30,772
Investment in consolidated subsidiaries	2,156,856	943,501	—	(3,100,357)	—
Property, plant, and equipment, net	6,169	893,594	237,758	—	1,137,521
Identifiable intangible and other assets, net	34,441	663,101	365,316	(24,281)	1,038,577
Goodwill	—	991,085	424,237	—	1,415,322
Total Assets	$4,096,839	$4,624,667	$1,243,506	$(5,736,143)	$4,228,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,713	$374,483	$127,517	$—	$549,713
Current portion of debt and capital lease obligations	45,000	1,415	5,034	—	51,449
Income taxes payable	—	—	3,043	—	3,043
Intercompany payables	710,984	1,866,496	25,250	(2,602,730)	—
Total current liabilities	803,697	2,242,394	160,844	(2,602,730)	604,205
Long-term debt and capital lease obligations, net of debt issuance costs	2,058,621	20,219	100	—	2,078,940
Deferred income taxes	—	200,642	116,965	(24,281)	293,326
Other long-term liabilities	23,613	4,556	13,321	—	41,490
Total liabilities	2,885,931	2,467,811	291,230	(2,627,011)	3,017,961
Total shareholders' equity	1,210,908	2,156,856	952,276	(3,109,132)	1,210,908
Total Liabilities and Shareholders' Equity	$4,096,839	$4,624,667	$1,243,506	$(5,736,143)	$4,228,869

Condensed Consolidating Statements of Comprehensive Income

	Three months ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$886,351	$209,720	$(42,473)	$1,053,598
Cost of sales	—	588,308	125,134	(40,963)	672,479
Gross profit	—	298,043	84,586	(1,510)	381,119
Operating expenses:
Selling, distribution and marketing	—	147,051	41,858	—	188,909
General and administrative	25,269	38,602	19,012	—	82,883
Total operating expenses	25,269	185,653	60,870	—	271,792
Operating (loss) income	(25,269)	112,390	23,716	(1,510)	109,327
Other (income) expense:
Interest expense	18,340	258	57	—	18,655
Other (income) expense, net	(42,407)	42,265	1,082	—	940
Total other (income) expense	(24,067)	42,523	1,139	—	19,595
Income (loss) before income taxes and equity in earnings of subsidiaries	(1,202)	69,867	22,577	(1,510)	89,732
Income tax (benefit) expense	(2,052)	24,952	6,294	—	29,194
Income before loss in equity method investments and equity in earnings of subsidiaries	850	44,915	16,283	(1,510)	60,538
Loss in equity method investments	260	—	2,241	—	2,501
Equity in earnings of consolidated subsidiaries	57,447	12,532	—	(69,979)	—
Net income	58,037	57,447	14,042	(71,489)	58,037
Other comprehensive income, net of tax	645	645	645	(1,290)	645
Comprehensive income	$58,682	$58,092	$14,687	$(72,779)	$58,682

Condensed Consolidating Statements of Comprehensive Income

	Three months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$861,699	$161,062	$(18,873)	$1,003,888
Cost of sales	—	576,277	92,764	(16,284)	652,757
Gross profit	—	285,422	68,298	(2,589)	351,131
Operating expenses:
Selling, distribution and marketing	—	156,124	31,660	—	187,784
General and administrative	17,648	35,403	17,184	—	70,235
Total operating expenses	17,648	191,527	48,844	—	258,019
Operating (loss) income	(17,648)	93,895	19,454	(2,589)	93,112
Other (income) expense:
Interest expense	15,684	207	88	—	15,979
Other (income) expense, net	(27,700)	30,666	(417)	—	2,549
Total other (income) expense	(12,016)	30,873	(329)	—	18,528
Income (loss) before income taxes and equity in earnings of subsidiaries	(5,632)	63,022	19,783	(2,589)	74,584
Income tax (benefit) expense	(6,930)	26,963	1,798	—	21,831
Income before loss in equity method investments and equity in earnings of subsidiaries	1,298	36,059	17,985	(2,589)	52,753
Loss in equity method investments	236	—	2,495	—	2,731
Equity in earnings of consolidated subsidiaries	48,960	12,901	—	(61,861)	—
Net income	50,022	48,960	15,490	(64,450)	50,022
Other comprehensive loss, net of tax	(14,821)	(14,821)	(13,315)	28,136	(14,821)
Comprehensive income	$35,201	$34,139	$2,175	$(36,314)	$35,201

Condensed Consolidating Statements of Comprehensive Income

	Nine months ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,648,427	$583,376	$(88,862)	$3,142,941
Cost of sales	—	1,784,066	342,754	(89,173)	2,037,647
Gross profit	—	864,361	240,622	311	1,105,294
Operating expenses:
Selling, distribution and marketing	—	445,653	117,565	—	563,218
General and administrative	73,041	116,769	58,274	—	248,084
Total operating expenses	73,041	562,422	175,839	—	811,302
Operating (loss) income	(73,041)	301,939	64,783	311	293,992
Other (income) expense:
Interest expense	49,716	684	372	—	50,772
Other (income) expense, net	(115,534)	118,208	1,994	—	4,668
Total other (income) expense	(65,818)	118,892	2,366	—	55,440
Income (loss) before income taxes and equity in earnings of subsidiaries	(7,223)	183,047	62,417	311	238,552
Income tax (benefit) expense	(1,298)	66,777	13,811	—	79,290
(Loss) income before loss in equity method investments and equity in earnings of subsidiaries	(5,925)	116,270	48,606	311	159,262
Loss in equity method investments	728	—	6,128	—	6,856
Equity in earnings of consolidated subsidiaries	159,059	42,789	—	(201,848)	—
Net income	152,406	159,059	42,478	(201,537)	152,406
Other comprehensive income, net of tax	24,177	24,177	24,177	(48,354)	24,177
Comprehensive income	$176,583	$183,236	$66,655	$(249,891)	$176,583

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
Net sales	$—	$2,433,087	$424,447	$(18,873)	$2,838,661
Cost of sales	—	1,627,921	241,160	(16,284)	1,852,797
Gross profit	—	805,166	183,287	(2,589)	985,864
Operating expenses:
Selling, distribution and marketing	—	438,177	91,679	—	529,856
General and administrative	67,965	102,244	45,615	—	215,824
Total operating expenses	67,965	540,421	137,294	—	745,680
Operating (loss) income	(67,965)	264,745	45,993	(2,589)	240,184
Other (income) expense:
Interest expense	37,543	796	241	—	38,580
Other (income) expense, net	(104,718)	108,330	3,725	—	7,337
Total other (income) expense	(67,175)	109,126	3,966	—	45,917
Income (loss) before income taxes and equity in earnings of subsidiaries	(790)	155,619	42,027	(2,589)	194,267
Income tax (benefit) expense	(3,469)	60,920	6,776	—	64,227
Income before loss in equity method investments and equity in earnings of subsidiaries	2,679	94,699	35,251	(2,589)	130,040
Loss in equity method investments	575	—	8,652	—	9,227
Equity in earnings of consolidated subsidiaries	118,709	24,010	—	(142,719)	—
Net income	120,813	118,709	26,599	(145,308)	120,813
Other comprehensive loss, net of tax	(41,844)	(41,844)	(40,319)	82,163	(41,844)
Comprehensive income (loss)	$78,969	$76,865	$(13,720)	$(63,145)	$78,969

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2016
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$11,932	$89,497	$105,560	$—	$206,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired of $833	—	(60)	(17,313)	—	(17,373)
Payments for property, plant, and equipment	(1,259)	(91,722)	(74,745)	—	(167,726)
Intercompany contributions	(11,128)	—	—	11,128	—
Proceeds from sale of fixed assets	—	251	8	—	259
Net cash used in investing activities	(12,387)	(91,531)	(92,050)	11,128	(184,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	5,296	5,832	(11,128)	—
Repayment of debt	(33,750)	—	—	—	(33,750)
Payments on capital lease obligations	—	(872)	—	—	(872)
Proceeds from revolver line of credit	574,400	—	77,542	—	651,942
Payments on revolver line of credit	(544,100)	—	(82,980)	—	(627,080)
Proceeds from exercise of stock options	9,369	—	—	—	9,369
Minimum tax withholding paid on behalf of employees for share-based compensation	(12,883)	—	—	—	(12,883)
Excess tax benefit from share-based compensation	7,848	—	10	—	7,858
Payment of deferred financing costs	(426)	—	—	—	(426)
Net cash provided by financing activities	458	4,424	404	(11,128)	(5,842)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,427)	—	(2,427)
INCREASE IN CASH AND CASH EQUIVALENTS	3	2,390	11,487	—	13,880
Cash and cash equivalents, beginning of period	—	2,282	36,328	—	38,610
Cash and cash equivalents, end of period	$3	$4,672	$47,815	$—	$52,490

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2015
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$41,984	$103,850	$23,211	$—	$169,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity method investments	(701)	—	—	—	(701)
Payments for acquisition, net of cash acquired of $8,521	—	(159,208)	(548,397)	—	(707,605)
Proceeds from acquisition adjustments	—	346	—	—	346
Payments for property, plant, and equipment	(245)	(137,420)	(59,231)	—	(196,896)
Intercompany contributions	(736,344)	—	—	736,344	—
Proceeds from sale of fixed assets	—	2,152	6,779	—	8,931
Net cash used in investing activities	(737,290)	(294,130)	(600,849)	736,344	(895,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	194,229	542,115	(736,344)	—
Repayment of debt	(15,000)	—	—	—	(15,000)
Payments on capital lease obligations	—	(875)	—	—	(875)
Proceeds from revolver line of credit	1,093,945	—	47,123	—	1,141,068
Payments on revolver line of credit	(389,600)	—	(44,619)	—	(434,219)
Proceeds from exercise of stock options	13,815	—	—	—	13,815
Minimum tax withholding paid on behalf of employees for share-based compensation	(27,856)	—	—	—	(27,856)
Excess tax benefit from share-based compensation	20,464	—	—	—	20,464
Payment of deferred financing costs	(462)	—	—	—	(462)
Net cash provided by financing activities	695,306	193,354	544,619	(736,344)	696,935
Effect of exchange rate changes on cash and cash equivalents	—	—	8,726	—	8,726
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	3,074	(24,293)	—	(21,219)
Cash and cash equivalents, beginning of period	—	524	49,716	—	50,240
Cash and cash equivalents, end of period	$—	$3,598	$25,423	$—	$29,021

16. The Proposed Merger with Danone
On July 6, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Danone, and July Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Danone (“Merger Sub”).

The Merger Agreement provides that, among other things, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation. As a result of the Merger, the Company will become a wholly-owned subsidiary of Danone. At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.01 per share, issued and outstanding prior to the Effective Time (other than shares owned by the Company or any of its subsidiaries or Danone or any of its subsidiaries (including Merger Sub)), will automatically be canceled for no consideration, and converted into the right to receive $56.25 in cash, without interest.

If the Merger Agreement were to be terminated in specified circumstances, the Company would be required to pay Danone a termination fee of $310.0 million. These circumstances include if the merger agreement were terminated because closing has not occurred by the specified long stop date (subject to applicable extensions) or because WhiteWave has breached its obligations under the agreement, and a Company takeover proposal has been made for WhiteWave which is not publicly withdrawn as of the date of termination, and prior to the first anniversary of such termination WhiteWave enters into a definitive agreement with respect to or consummates a Company takeover proposal.

On October 4, 2016 stockholders approved our merger agreement with Danone. The closing of the merger remains subject to the satisfaction of customary conditions, including the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR”) and approval of the merger by the European Commission pursuant to the EU Merger Regulation.  On October 3, 2016, the United States Department of Justice (“DOJ”) issued a request for additional information, commonly known as a “second request,” which extends the HSR waiting period until the 30th calendar day after the date that both parties substantially comply with the second request, unless the waiting period terminates earlier.  On October 26, 2016, Danone filed its Form CO with the European Commission. WhiteWave and Danone continue to work with the DOJ and the European Commission to obtain regulatory clearance and approval. We currently expect closing to occur in first quarter 2017, though there can be no assurance regarding timing of completion of regulatory processes.

During the third quarter of 2016, the Company has incurred $7.5 million of transaction costs related to the planned Merger with Danone, which were recorded in general and administrative expense in our condensed consolidated statements of income.

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
Effective January 1, 2016, we report our results of operations through two reportable segments: Americas Foods & Beverages and Europe Foods & Beverages. This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, monitors operating performance, allocates resources, and deploys capital. In 2015, we reported results of operations through three reportable segments: Americas Foods & Beverages, Americas Fresh Foods and Europe Foods & Beverages.  In connection with our management restructure in early 2016, we consolidated the historical Americas Foods & Beverages and Americas Fresh Foods segments into a single Americas Foods & Beverages segment. Accordingly, prior year segment data has been recast to reflect this new segment structure.
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

Recent Developments
On July 6, 2016, we entered into a definitive merger agreement with Danone S.A., a société anonyme ("Danone") under which Danone will acquire the Company for $56.25 per share in an all-cash transaction. The transaction has been unanimously approved by the Board of Directors of both companies. On October 4, 2016 stockholders approved our merger agreement with

Danone. The closing of the merger remains subject to the satisfaction of customary conditions, including the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR”) and approval of the merger by the European Commission pursuant to the EU Merger Regulation.  On October 3, 2016, the United States Department of Justice (“DOJ”) issued a request for additional information, commonly known as a “second request,” which extends the HSR waiting period until the 30th calendar day after the date that both parties substantially comply with the second request, unless the waiting period terminates earlier.  On October 26, 2016, Danone filed its Form CO with the European Commission. WhiteWave and Danone continue to work with the DOJ and the European Commission to obtain regulatory clearance and approval. We currently expect closing to occur in first quarter 2017, though there can be no assurance regarding timing of completion of regulatory processes.
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

Volatility in Commodity Costs

Our business is heavily dependent on raw materials and other inputs, such as organic and conventional raw milk, butterfat, almonds, organic and non-genetically modified (“non-GMO”) soybeans, coconut, cashews, sweeteners, organic salads, fruits and vegetables, and other commodity costs used in the manufacturing, packaging, and distribution of our products, including utilities, natural gas, resin and diesel fuel. Changes in the costs of raw materials and other inputs historically impacted, and are expected to continue to impact our profitability. Increases in commodity costs have led, and in the future could lead, to price increases across our portfolio to mitigate the impacts of these increased costs.
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
Manufacturing and Warehousing Capacity Constraints

Our volume growth has required production levels and warehousing above our historical internal capacity. In response, we have relied on our third-party network for some production, which has resulted in higher costs for the production, distribution, and warehousing of our products. In addition, capacity constraints sometimes create the need for us to shift production between internal facilities, which increases overall shipping and warehousing costs. We have increased and are increasing internal capacity and will continue to both shift production between internal facilities and utilize our co-packing network, as needed, to meet our production and warehousing requirements.
Matters Affecting Comparability

Our results of operations for the three and nine months ended September 30, 2016 and 2015 were affected by the following:

Acquisitions of IPP, Wallaby, Vega and EIEIO

On June 2, 2016, the Company acquired Innovation Packaging and Process, S.A. DE C.V. ("IPP"). Founded in 2007, IPP is an aseptic beverage co-packer based in San Luis Potosi, Mexico. We funded this acquisition through cash provided from operations. The Company purchased IPP for total cash consideration of $18.1 million. Our preliminary purchase price allocation includes goodwill of $12.3 million, property, plant, and equipment of $9.1 million, intangible assets subject to amortization of $0.6 million related to customer relationships, and liabilities assumed net of working capital items of $3.9 million. Customer relationships are being amortized over a 3 year term. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their preliminary fair values. Certain estimated values for the acquisition are not yet finalized pending the final purchase price allocations, and as a result, the Company's estimates and assumptions are subject to change within the measurement period as valuations are finalized. We have included IPP's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition.

On August 30, 2015, we completed our acquisition of Wallaby Yogurt Company, Inc. ("Wallaby") for approximately $122.4 million in cash. We funded this acquisition with borrowings under our credit facility. We have included Wallaby's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes estimated intangible assets of approximately $57.1 million and relate primarily to tradenames. Intangible assets subject to amortization of approximately $9.1 million are being amortized over a 15 year term and relate primarily to customer relationships. During the nine months ended September 30, 2016, we recorded $6.3 million of purchase accounting adjustments to goodwill primarily related to the finalization of the fair value of certain intangible assets.

On August 1, 2015, we completed our acquisition of Sequel Naturals Ltd, the company that owns the Vega brand ("Vega") and is a pioneer and leader in plant-based nutrition products, for approximately $553.6 million in cash funded by borrowings under our credit facility. We have included Vega's results of operations in our condensed consolidated statements of income in our Americas Foods & Beverages segment from the date of acquisition. The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $296.9 million and relate primarily to tradenames and customer relationships. Intangible assets subject to amortization of approximately $106.9 million are being amortized over a 15 year term and relate primarily to customer relationships. During the nine months ended September 30, 2016, we recorded $4.4 million of purchase accounting adjustments to goodwill primarily related to the finalization of certain income tax matters.

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

Foreign Exchange Movements

Due to the international aspect of our business, our net sales and expenses are influenced by foreign exchange movements. Our exposures to foreign exchange rates are primarily the Euro, British pound, Canadian dollar, Mexican peso and

Chinese yuan against the U.S. dollar. The financial statements of our Europe Foods & Beverages segment are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country of our subsidiary. Accordingly, income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses and are recorded in general and administrative expense in the condensed consolidated statements of income.
Results of Operations
The following table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales (note: totals may not sum and percentages may not recalculate due to rounding):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Total net sales	$1,053.6	100.0%	$1,003.9	100.0%	$3,142.9	100.0%	$2,838.7	100.0%
Cost of sales	672.5	63.8%	652.8	65.0%	2,037.6	64.8%	1,852.8	65.3%
Gross profit (1)	381.1	36.2%	351.1	35.0%	1,105.3	35.2%	985.9	34.7%
Operating expenses
Selling, distribution and marketing	188.9	17.9%	187.8	18.7%	563.2	17.9%	529.9	18.7%
General and administrative	82.9	7.9%	70.2	7.0%	248.1	7.9%	215.8	7.6%
Total operating expenses	271.8	25.8%	258.0	25.7%	811.3	25.8%	745.7	26.3%
Operating income	109.3	10.4%	93.1	9.3%	294.0	9.4%	240.2	8.5%
Interest and other expenses, net	19.6		18.6		55.4		46.0
Income tax expense	29.2		21.8		79.3		64.2
Loss in equity method investments	2.5		2.7		6.9		9.2
Net income	$58.0		$50.0		$152.4		$120.8
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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below (note: totals may not sum due to rounding):

	Three months ended September 30,
	2016	2015	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$909.5	$869.1	$40.4	4.6%
Europe Foods & Beverages	144.1	134.8	9.3	6.9%
Total net sales	$1,053.6	$1,003.9	$49.7	5.0%
The changes in total net sales were due to the following (note: totals may not sum due to rounding):

	Change in net sales Three months ended September 30, 2016 vs. September 30, 2015
	Acquisitions	Volume	Pricing, product mix and currency changes	Total increase
	(Dollars in millions)
Americas Foods & Beverages	$25.7	$(2.1)	$16.9	$40.4
Europe Foods & Beverages	—	20.4	(11.1)	9.3
Total change in net sales	$25.7	$18.3	$5.8	$49.7
Total net sales — Consolidated total net sales increased $49.7 million, or 5.0%, for the three months ended September 30, 2016 compared to the same period in 2015. This increase was driven by acquisitions within the last year, which contributed 2.6 percentage points of growth, along with organic growth that was largely volume driven with an additional contribution from a favorable mix. The increase was partially offset by an unfavorable currency impact of approximately 90 basis points.
Cost of sales — Cost of sales increased $19.7 million, or 3.0%, for the three months ended September 30, 2016 compared to the same period in 2015. This increase was principally driven by higher sales volumes, including the impact of acquisitions, partially offset by lower raw material costs, $1.2 million of foreign currency translation, and $0.4 million of mark-to-market gains on commodity hedges compared to losses of $1.1 million in the same period of 2015.
Gross profit — Gross profit margin increased to 36.2% for the three months ended September 30, 2016 compared to 35.0% for the same period in 2015 as an increase in the Americas Foods & Beverages segment offset the currency related decline in the Europe Foods & Beverages segment. Currency impact reduced gross margin by approximately 40 basis points.
Operating expenses — Total operating expenses increased $13.8 million, or 5.3%, for the three months ended September 30, 2016 compared to the same period in 2015.
Selling, distribution and marketing expense increased $1.1 million for the three months ended September 30, 2016 compared to the same period in 2015. This increase was driven primarily by volume related growth in selling expense, including incremental growth from acquisitions, which was partially offset by $1.4 million of gains on commodity hedges compared to losses of $2.9 million in 2015, as well as cost savings in both the Americas Foods & Beverages and Europe Foods & Beverages segments.

General and administrative expense increased $12.7 million for the three months ended September 30, 2016 compared to the same period in 2015, due principally to the impact of acquisitions, as well as higher employee-related costs. Costs related to management of our joint venture investment in China was $0.8 million compared to $1.1 million in the third quarter of 2015. During the third quarter of 2016, we incurred $1.2 million of integration costs related to acquisitions, down from $2.1 million incurred in the same quarter of 2015. Also during the quarter, we incurred $7.6 million of transaction costs related to the planned merger with Danone and other merger and acquisition activities compared to $7.0 million of transaction costs related to acquisitions in the same quarter of 2015. Offsetting the prior year transaction costs related to acquisitions was a $7.9 million gain recognized on the negotiated purchase price settlement of the Earthbound Farm acquisition that occurred after purchase accounting was closed.
Interest and other expenses, net — Interest and other expenses, net for the three months ended September 30, 2016 increased $1.0 million compared to the same period in 2015. The increase was primarily driven by higher debt levels outstanding during the quarter due to the acquisitions completed in 2015 and continued capital investments. These increases were partially offset by a mark-to-market gain on our interest rate swaps of $0.5 million in the third quarter of 2016 compared to a $2.3 million mark-to-market loss in the same quarter of 2015.
Income tax expense — The effective tax rate for the three months ended September 30, 2016 was 32.5% compared to 29.3% for the three months ended September 30, 2015. The increase in the effective tax rate was due primarily to a decrease in favorable return to provision adjustments in 2015 related to changes in estimates associated with a credit for qualified research activities and an increase in the U.S. manufacturing deduction. The increase in the effective tax rate was partially offset by changes in the mix of income before income taxes between the U.S. and foreign countries, which were principally driven by an increase in the investment deduction in Belgium and the generally lower foreign tax rates associated with our Vega acquisition. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.

Loss in equity method investments — Our share of the loss related to the China joint venture was $2.2 million in the three months ended September 30, 2016 compared to $2.5 million in the same period of 2015. Our share of the loss related to our other equity investment was $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results (note: totals may not sum and percentages may not recalculate due to rounding):

	Three months ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$909.5	100.0%	$869.1	100.0%	$40.4	4.6%
Cost of sales	588.6	64.7%	578.3	66.5%	10.3	1.8%
Gross profit	320.8	35.3%	290.8	33.5%	30.0	10.3%
Operating expenses	200.5	22.0%	196.1	22.6%	4.4	2.2%
Operating income	$120.4	13.2%	$94.7	10.9%	$25.7	27.1%
Total net sales — Total net sales increased $40.4 million, or 4.6%, for the three months ended September 30, 2016 compared to the same period in 2015. This increase was driven by acquisitions within the last year, which contributed $25.7 million in net sales in the quarter, and organic growth from a favorable mix that was partially offset by pricing. These increases were partially offset by a $0.1 million unfavorable impact of currency translation driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the Plant-based Foods and Beverages platform increased 9.7% behind contributions from acquisitions and organic growth. The acquisitions of Vega and IPP contributed 6.1 percentage points of growth. Organic growth was driven by increased sales of plant-based yogurts, frozen desserts, and nutritional offerings, which was partially offset by a decline in soy beverages of $4.6 million. Sales and market share performance in plant-based beverages were hampered by a transition to new Silk packaging designs that negatively impacted shelf presence and brand shoppability, along with a significant increase in competitive promotional and marketing activity during the quarter.
Net sales in the Coffee Creamers and Beverages platform increased 8.9%. This growth was primarily driven by higher volumes from new product introductions, including Stok cold-brew coffees and new flavors of International Delight iced-coffees, along with increases in flavored creamers, plant-based creamers and organic dairy creamers driven by expanded distribution and increased velocities.
Premium Dairy platform net sales increased 5.3%. This growth was principally driven by the acquisition of Wallaby, which contributed 5.3 percentage points of growth. Net sales across the balance of the platform were essentially flat compared to the prior year period and in line with management expectations due to continued historically high price gaps to conventional milks.

Fresh Foods platform sales decreased 12.8% primarily due to supply chain-related constraints hampering order fulfillment in the quarter, along with continued lower retail distribution levels following the SAP implementation-related business disruptions experienced in the fourth quarter of 2015. The platform continues to focus on supply chain enhancements and customer service improvements to rebuild distribution levels.
Cost of sales — Cost of sales increased $10.3 million, or 1.8%, for the three months ended September 30, 2016 compared to the same period in 2015. This increase was driven by the impact of acquisitions, along with underlying volume increases, partially offset by decreases in commodity costs including $0.4 million of gains on our commodity hedges compared to losses of $1.1 million in the same period of 2015.

Gross profit — Gross profit margin increased 180 basis points to 35.3% for the three months ended September 30, 2016. The increase was primarily driven by a favorable product mix, including the impact of acquisitions, and lower commodity costs.
Operating expenses — Operating expenses increased $4.4 million, or 2.2%, for the three months ended September 30, 2016 compared to the same period in 2015. This increase was primarily due to incremental expenses attributable to acquisitions and higher employee-related costs, partially offset by lower distribution expense and other cost saving initiatives. During the quarter, we incurred $0.8 million of integration costs related to acquisitions, compared to $2.0 million in the same period of 2015.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results (note: totals may not sum due to rounding):

	Three months ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$144.1	100.0%	$134.8	100.0%	$9.3	6.9%
Cost of sales	83.8	58.2%	74.5	55.3%	9.3	12.5%
Gross profit	60.4	41.9%	60.3	44.7%	0.1	0.2%
Operating expenses	43.0	29.8%	41.3	30.6%	1.7	4.1%
Operating income	$17.3	12.0%	$19.0	14.1%	$(1.7)	(8.9)%
Total net sales — Net sales increased $9.3 million, or 6.9%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was driven principally by continued strong volume growth led by increases in nut-based, coconut and oat beverages, and strong growth in plant-based yogurts. Net sales growth was partially offset by unfavorable foreign currency translation, which reduced growth by 6.4 percentage points.
Cost of sales — Cost of sales increased $9.3 million, or 12.5%, for the three months ended September 30, 2016 compared to the same period in 2015 driven by higher sales volumes, unfavorable mix and higher depreciation, which was partially offset by cost leverage from increased internal production and currency translation which decreased cost of sales by $1.1 million.
Gross profit — Gross profit margin decreased to 41.9% for the three months ended September 30, 2016 compared to 44.7% for the same period in 2015, primarily due to currency translation which had an unfavorable impact of approximately 250 basis points, as well as higher levels depreciation expense and warehousing costs.
Operating expenses — Operating expenses increased $1.7 million, or 4.1%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by higher general and administrative expenses as a result of investments in personnel and infrastructure, and higher distribution costs due to increased volumes that was largely offset by efficiencies from greater levels of internal production.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Consolidated Results
Total net sales — Total net sales by segment are shown in the table below (note: totals may not sum due to rounding):

	Nine months ended September 30,
	2016	2015	$ Increase	% Increase
	(Dollars in millions)
Americas Foods & Beverages	$2,702.7	$2,440.4	$262.3	10.7%
Europe Foods & Beverages	440.3	398.2	42.1	10.6%
Total net sales	$3,142.9	$2,838.6	$304.3	10.7%
The changes in total net sales were due to the following (note: totals may not sum due to rounding):

	Change in net sales Nine months ended September 30, 2016 vs. September 30, 2015
	Acquisitions	Volume	Pricing, product mix and currency changes	Total increase
	(Dollars in millions)
Americas Foods & Beverages	$152.9	$64.0	$45.4	$262.3
Europe Foods & Beverages	—	57.4	(15.3)	42.1
Total change in net sales	$152.9	$121.4	$30.1	$304.3
Total net sales — Consolidated total net sales increased $304.3 million, or 10.7%, for the nine months ended September 30, 2016 compared to the same period in 2015. This increase was driven by a combination of acquisitions within the last year, which contributed 5.4 percentage points of growth, and organic growth that was largely volume driven with additional contributions from pricing and a favorable mix. The increase was partially offset by an unfavorable currency impact of approximately 65 basis points.
Cost of sales — Cost of sales increased $184.8 million, or 10.0%, for the nine months ended September 30, 2016 compared to the same period in 2015. This increase was principally driven by higher sales volumes, including the impact of acquisitions, partially offset by $2.3 million of foreign currency translation and $3.1 million of gains on our commodity hedges compared to $0.3 million in the same period of 2015. Costs were also impacted by the $2.2 million first quarter 2016 write-off of a warehouse in the Europe Foods & Beverages segment and $10.2 million of costs related to the SAP implementation within the Fresh Foods platform in the Americas Foods & Beverages segment.
Gross profit — Gross profit margin increased to 35.2% for the nine months ended September 30, 2016 from 34.7% for the same period in 2015. This increase was primarily driven by a favorable mix of products sold, increased costs leverage from higher volumes, including a margin benefit from acquisitions, partly offset by currency impacts that reduced gross margin by approximately 30 basis points.
Operating expenses — Total operating expenses increased $65.6 million, or 8.8%, for the nine months ended September 30, 2016 compared to the same period in 2015.
Selling, distribution and marketing expense increased $33.3 million for the nine months ended September 30, 2016 compared to the same period in 2015. This increase was driven primarily by an increase in distribution and selling costs driven by higher sales volumes, including the impact of acquisitions, along with higher marketing expenses. These increases were partially offset by $7.3 million of gains on our commodity hedges compared to $0.7 million in the same period of 2015.

General and administrative expense increased $32.3 million for the nine months ended September 30, 2016 compared to the same period in 2015, due principally to the impact of acquisitions and higher employee-related costs. Cost related to management of our joint venture investment in China was $2.7 million for the nine months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016, we incurred $5.9 million of integration costs related to acquisition activities, of which $1.9 million related to the SAP implementation within the Fresh Foods platform, compared to $6.9 million of integration costs related to acquisitions in the same period of 2015. Also during the nine months ended September 30. 2016, we incurred $11.2 million of transaction costs related to the planned merger with Danone and other merger and acquisition activities compared to $9.8 million of transaction costs related to acquisitions in the prior year. Offsetting the prior year transaction costs related to acquisitions was a $7.9 million gain recognized on the negotiated purchase price settlement of the Earthbound Farm acquisition that occurred after purchase accounting was closed.
Interest and other expenses, net — Interest and other expenses, net for the nine months ended September 30, 2016 increased $9.4 million compared to the same period in 2015. The increase was driven by higher debt levels outstanding during the first nine months primarily due to acquisitions completed in 2015 and continued capital investments. These increases were partially offset by lower mark-to-market losses on our interest rate swaps of $2.1 million for the nine months ended September 30, 2016 compared to $7.1 million in the same period of 2015.
Income tax expense — The effective tax rate for the nine months ended September 30, 2016 was 33.2% compared to 33.1% for the nine months ended September 30, 2015. The increase in the effective tax rate was due primarily to a decrease in favorable return to provision adjustments in 2015 related to changes in estimates associated with a credit for qualified research activities and an increase in the U.S. manufacturing deduction. The increase in the effective tax rate was partially offset by changes in the mix of income before income taxes between the U.S. and foreign countries, which were principally driven by an increase in the investment deduction in Belgium and the generally lower foreign tax rates associated with our Vega acquisition. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws may cause the rate to change from historical rates.
Loss in equity method investments — Our share of the loss related to the China joint venture was $6.1 million in the nine months ended September 30, 2016 compared to $8.7 million in the same period of 2015. This decrease was due to heavy start-up costs in the first quarter of 2015 compared to same period of 2016. Our share of the loss related to our other equity investment was $0.8 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Americas Foods & Beverages Segment Results
The following table presents certain financial information concerning our Americas Foods & Beverages segment’s financial results (note: totals may not sum due to rounding):

	Nine months ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$2,702.7	100.0%	$2,440.4	100.0%	$262.3	10.7%
Cost of sales	1,782.9	66.0%	1,630.0	66.8%	152.9	9.4%
Gross profit	919.8	34.0%	810.4	33.2%	109.4	13.5%
Operating expenses	597.8	22.1%	544.9	22.3%	52.9	9.7%
Operating income	$322.0	11.9%	$265.5	10.9%	$56.5	21.3%
Total net sales — Total net sales increased $262.3 million, or 10.7%, for the nine months ended September 30, 2016 compared to the same period in 2015. This increase was driven by volume growth, including acquisitions within the last year which contributed $152.9 million in net sales year-to-date and 6.3 percentage points of growth, and a favorable mix. These increases were partially offset by a $3.5 million unfavorable impact of currency translation driven by the strengthening of the U.S. dollar compared to the Canadian dollar and the Mexican peso.
Net sales in the Plant-based Foods and Beverages platform increased 20.5%, with the acquisition of Vega and IPP contributing 15.2 percentage points of growth, collectively, and organic growth. Organic growth was primarily driven by increased sales of plant-based yogurts and frozen desserts, coconut beverages and nut-based beverages, including almond and cashew products, which was partially offset by declines in soy beverages of $13.3 million.
Net sales growth in the Coffee Creamers and Beverages platform increased 11.2%. This performance was primarily driven by organic growth largely from increased volumes, with the acquisition of EIEIO contributing 1.1 percentage point growth. Organic growth was primarily driven by new product introductions, including Stok cold-brewed coffees, along with increases in flavored creamers, plant-based creamers and organic dairy creamers driven by expanded distribution and improved velocities, along with some benefit of pricing taken in the third quarter of 2015.
Premium Dairy platform sales growth of 10.4% was principally driven by the acquisition of Wallaby, which contributed 7.5 percentage points of growth. Excluding Wallaby, growth was largely driven by growth in refrigerated and aseptic milks driven by higher pricing taken in the second quarter of 2015 to offset the rising costs of organic milk, along with growth in organic cheese.

Fresh Foods platform net sales decreased 4.9% for the nine months ended September 30, 2016 primarily due to lower packaged salad volumes as a result of supply chain constraints and lower distribution, partially offset by higher pricing. The platform continues to focus on supply chain enhancements and customer service improvements to rebuild distribution levels following the SAP implementation-related business disruptions experienced in the fourth quarter of 2015.
Cost of sales — Cost of sales increased $152.9 million, or 9.4%, for the nine months ended September 30, 2016 compared to the same period in 2015. This increase was driven by the impact of acquisitions, along with underlying volume increases, partially offset by $3.1 million of gains on our commodity hedges compared to $0.3 million in the same period of 2015. Costs were also impacted by $10.2 million of costs as a result of the SAP implementation at the Fresh Foods platform.

Gross profit — Gross profit margin increased 80 basis points to 34.0% for the nine months ended September 30, 2016. The increase was primarily driven by a favorable product mix, including the impact of acquisitions, and pricing that offset increased commodity costs. Margin improvement was partially offset by the approximate 40 basis point impact of the SAP implementation related costs.
Operating expenses — Operating expenses increased $52.9 million, or 9.7%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily due to incremental expenses attributed to acquisitions and marketing investments, higher selling and distribution costs related to increased volumes, and higher employee-related costs. During the nine months ended September 30, 2016, we incurred $5.5 million of integration costs related to merger and acquisition activities, including the SAP implementation within the Fresh Foods platform, compared to $6.8 million in the same period of 2015.

Europe Foods & Beverages Segment Results
The following table presents certain financial information concerning our Europe Foods & Beverages segment’s financial results (note: totals may not sum due to rounding):

	Nine months ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent	$ Change	% Change
	(Dollars in millions)
Total net sales	$440.3	100.0%	$398.2	100.0%	$42.1	10.6%
Cost of sales	254.7	57.8%	222.8	56.0%	31.9	14.3%
Gross profit	185.6	42.2%	175.4	44.0%	10.2	5.8%
Operating expenses	132.5	30.1%	125.3	31.5%	7.2	5.7%
Operating income	$53.0	12.0%	$50.1	12.6%	$2.9	5.8%
Total net sales — Net sales increased $42.1 million, or 10.6%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was driven principally by continued strong volume growth and a favorable mix, led by nut-based, coconut and oat beverages, and strong growth in our plant-based yogurts. Net sales growth was partially offset by unfavorable foreign currency translation which reduced growth by 3.8 percentage points.
Cost of sales — Cost of sales increased $31.9 million, or 14.3%, for the nine months ended September 30, 2016 compared to the same period in 2015 driven by higher sales volumes, unfavorable mix, higher depreciation, and negative currency impacts. In addition, during the first quarter of 2016, we wrote off $2.2 million in fixed assets related to the demolition of the Wevelgem warehouse in connection with European capacity expansion. Currency translation increased cost of sales by $2.2 million.
Gross profit — Gross profit margin decreased to 42.2% for the nine months ended September 30, 2016 compared to 44.0% for the same period in 2015. The warehouse write off had an unfavorable impact on gross margins of approximately 50 basis points and currency translation contributed an additional unfavorable impact of approximately 150 basis points.
Operating expenses — Operating expenses increased $7.2 million, or 5.7%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by higher general and administrative expenses as a result of investments in personnel and infrastructure, increased marketing investments, and higher distribution costs from increased volumes that was largely offset by increased internal production and shipping efficiencies. Currency translation increased operating expenses by $3.4 million.
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

As of October 31, 2016, we had outstanding borrowings of $1.6 billion under our $2.5 billion senior secured credit facilities, which consisted of $1.5 billion of term loan borrowings and $137.9 million borrowed under our $1.0 billion revolving credit facility commitment. We further had $9.0 million in outstanding letters of credit issued under our revolving credit facility. We had the ability to incur up to a maximum of approximately $825 million of additional indebtedness as governed by the current financial covenants under our senior secured credit facility, assuming such proceeds are not utilized to acquire additional businesses or operations.

The senior secured credit facilities are secured by security interests and liens on substantially all of our assets and the assets of our domestic subsidiaries. The senior secured credit facilities are guaranteed by our material domestic subsidiaries. As of October 31, 2016, borrowings under our senior secured credit facilities bore interest at a rate of LIBOR plus 1.75% per annum for the $1.0 billion revolving commitment and the $721.9 million currently outstanding on the term loan A-1 facility and LIBOR plus 2.00% per annum for the $744.4 million currently outstanding on the term loan A-2 facility.

The completion of the Merger of the Company with a wholly-owned subsidiary of Danone will trigger a change of control default under the senior secured credit facilities; however, under the Merger Agreement, Danone has agreed to repay the facility at closing if the change of control default provision is not modified or waived.
Alpro maintains a revolving credit facility not to exceed €30.0 million or its currency equivalent. The facility is unsecured and guaranteed by the Company. The Alpro revolving credit facility is available for working capital and other general corporate purposes of Alpro and for the issuance of up to €30.0 million letters of credit or its currency equivalent. At October 31, 2016 and December 31, 2015, Alpro did not have any outstanding borrowings. The facility matures on June 29, 2017.
Vega maintains an uncommitted revolving credit facility not to exceed $15.0 million CAD. The facility is unsecured and guaranteed by the Company. The facility is available for working capital and other general corporate purposes of Vega. At October 31, 2016, there were no amounts outstanding in borrowings under the facility. At December 31, 2015, there was $7.1 million CAD ($5.1 million USD) outstanding in borrowings under the facility.
As of September 30, 2016, we were in compliance with all related (or associated) covenants under our debt facilities.

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
As of September 30, 2016, $47.8 million of our total cash on hand was attributable to our foreign operations and currently domiciled outside the U.S. We anticipate permanently reinvesting our foreign earnings outside the U.S.
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
Historical Cash Flow
The following table summarizes our cash flows from operating, investing, and financing activities (note: totals may not sum and percentages may not recalculate due to rounding):

	Nine months ended September 30,
	2016	2015	Change
	(In millions)
Net cash flows from:
Operating activities	$207.0	$169.0	$38.0
Investing activities	(184.8)	(895.9)	711.1
Financing activities	(5.8)	696.9	(702.7)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	8.8	(11.2)
Net increase (decrease) in cash and cash equivalents	$13.9	$(21.2)	$35.1
Operating Activities
Net cash provided by operating activities was $207.0 million for the nine months ended September 30, 2016 compared to $169.0 million for the nine months ended September 30, 2015. The primary drivers of the increase in cash from operating activities was an increase in net income after adjustments for items such as depreciation and amortization and deferred income taxes offset by a decrease in cash provided from operating assets and liabilities. The decrease in cash provided from operating assets and liabilities was primarily due to an increase in prepaid expense and other assets driven primarily by an increase in income tax receivable due to timing and advance payments related to agricultural operations; along with lower accounts payable and accruals driven by the timing of cash disbursements related to outstanding payments at the end of 2015 relative to the end of 2014, and higher cash payments of employee bonuses in the first nine months of 2016 compared to 2015 as a result of higher operating results in 2015 compared to 2014 and increases in headcount. These decreases in operating liabilities were partially offset by a lesser increase in accounts receivable related to a more significant increase in sales during the first nine months of 2015 to 2016, and a lower increase in inventory in relation to sales primarily due a specific reduction of inventory related to a co-manufacturer transition in 2016.

Investing Activities
Net cash used in investing activities was $184.8 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of $895.9 million for the nine months ended September 30, 2015. The decrease was primarily driven by a $690.2 million decrease in payments for acquisitions and a lower level of capital expenditures in 2016.

Financing Activities
Net cash used in financing activities was $5.8 million for the nine months ended September 30, 2016 compared to net cash provided of $696.9 million for the nine months ended September 30, 2015. The decrease in the amount of cash from financing activities from 2015 was driven primarily by the lower amount of financing related to acquisition activities.
Contractual Obligations and Other Long-Term Liabilities
There have been no material changes in the information provided in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations and Other Long-Term Liabilities” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

(b)	Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ending September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings

On July 12, 2016, plaintiff Kenneth Bottesi, a purported stockholder of WhiteWave, filed a putative class action lawsuit in the District Court for the City and County of Denver, Colorado, against WhiteWave, its directors, Danone, and July Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Danone ("Merger Sub"), challenging the proposed merger between WhiteWave and Danone (Bottesi v. The WhiteWave Foods Company, et al.). The complaint alleged that the WhiteWave directors breached their fiduciary duties in connection with the proposed merger, and that WhiteWave, Danone, and Merger Sub aided and abetted the directors’ alleged breaches of fiduciary duty. On September 6, 2016, plaintiff Bottesi voluntarily dismissed his claims with prejudice.

Between August 8 and August 15, four (4) putative class action lawsuits were filed in the United States District Court for the District of Colorado, each asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against WhiteWave and its directors and a claim for violations of Section 20(a) of the Exchange Act against the WhiteWave Board of Directors (Malkoff v. Engles, et al., Vanden Berge v. Engles, et al., McDonald v. The WhiteWave Foods Company, et al, and Gilhousen v. Engles, et al.). On August 23, 2016, the court ordered the Malkoff, Vanden Berge, McDonald, and Gilhousen actions be consolidated (the “Consolidated Action”). On September 13, 2016, the United States District Court for the District of Colorado dismissed the Consolidated Action, with prejudice.

On August 23, 2016, a fifth putative class action lawsuit was filed in the United States District Court for the District of Colorado, asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against WhiteWave and its directors and a claim for violations of Section 20(a) of the Exchange Act against the WhiteWave Board of Directors and Danone (Louie v. The WhiteWave Foods Company et al.). On September 9, 2016, Plaintiff Edward Louie dismissed the action with prejudice.

The Company has agreed, after arm’s-length negotiations to pay plaintiffs in the Bottesi action, Consolidated Action and Louie action a combined fee and expense payment of $0.5 million , for having caused the Company to make certain supplemental disclosures to the Definitive Proxy Statement regarding the proposed merger, which supplemental disclosures were included in a Current Report on Form 8-K filed with the SEC on September 9, 2016. No court has approved, and no court will approve, the fee and expense payment.

On September 19, 2016, a putative class action lawsuit was filed in the United States District Court for the District of Colorado challenging the proposed merger between WhiteWave and Danone by City of Dearborn Heights Act 345 Police & Retirement System, a purported stockholder of WhiteWave, against WhiteWave, its directors, Danone, and Merger Sub. The complaint alleges that the directors of WhiteWave breached their fiduciary duties in connection with the proposed merger by, among other things, conducting an allegedly unfair and inadequate sale process, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly preclude other potential bidders from making competing bids for WhiteWave, allegedly failing to protect against certain purported conflicts of interest, and allegedly failing to disclose all material information to WhiteWave stockholders in connection with the proposed merger, and that Danone and Merger Sub aided and abetted such alleged breaches of fiduciary duty. The complaint further asserts a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against WhiteWave and its directors, and a claim for violations of Section 20(a) of the Exchange Act against the WhiteWave directors, Danone, and Merger Sub for allegedly disseminating a materially misleading proxy statement in connection with the proposed merger. The complaint seeks, among other things, rescissory damages, and costs, including attorneys’ and experts’ fees. WhiteWave believes the lawsuit is without merit.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 except as previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.
Item 2C. Issuer Purchases of Equity Securities
On May 23, 2013, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company may repurchase up to $150.0 million of its common stock. As of September 30, 2016, no shares of common stock have been repurchased under this program. There is no expiration date for the program, and the authorization to repurchase shares will end when the Company has repurchased the maximum amount of shares authorized, or the Company’s Board of Directors has determined to discontinue such repurchases.

Item 5. Other Information
None.

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
Attached as Exhibit 101 to this report are the following materials from the WhiteWave Foods Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements.
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
November 9, 2016