Form 10-K/A
period 2016-12-31
WHITEWAVE FOODS Co
filed 2017-03-28
CIK 1555365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of March 20, 2017, there were 177,683,543 outstanding shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2016 filed by The WhiteWave Foods Company with the Securities and Exchange Commission (the “SEC”) on February 24, 2017 (the “2016 Form 10-K”). This Form 10-K/A is being filed to include certain information that was previously omitted from Part III of the 2016 Form 10-K because the Company no longer intends to file a definitive proxy statement for an annual meeting of stockholders within 120 days after the end of its fiscal year ended December 31, 2016. In particular, this Form 10-K/A amends the cover page, Items 10 through 14 of Part III and the Exhibit Index of the 2016 Form 10-K and includes certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as exhibits in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2016 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2016 Form 10-K and, except where expressly noted, we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the 2016 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2016 Form 10-K and our other filings with the SEC.

Unless the context requires otherwise, all references to “WhiteWave”, the “Company”, “we”, “us” or “our” mean The WhiteWave Foods Company, a Delaware corporation, and its consolidated subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Our Board of Directors (the “Board”) consists of seven members. Set forth below is the name, age, period of service, biographical information and certain other information with respect to each member of the Board. The Board has identified specific attributes of each director that the Board has determined qualify the person for service on the Board.

Gregg L. Engles

Director since August 2012

Mr. Engles, age 59, has served as Chairman of the Board of Directors and Chief Executive Officer since August 2012. Mr. Engles previously served as the Chief Executive Officer of Dean Foods Company, a leading food and beverage company and former parent company of WhiteWave, from the formation of Dean Foods in October 1994 until WhiteWave’s initial public offering in October 2012. Mr. Engles serves as a director of Liberty Expedia Holdings, Inc., which owns interests in Expedia, Inc. and its subsidiary Bodybuilding.com, LLC, where he Chairs the Audit Committee and serves as a member of the Compensation, Nominating and Corporate Governance and Common Stock Director Committees. He also serves on the board of trustees of Dartmouth College, where he serves on the Finance, Facilities and Master Planning Committees, and is Chair of the Organizational Strategy and the Compensation Committees. Mr. Engles also serves on the board of directors of the Grocery Manufacturers of America, where he serves on the Executive Committee. He previously served as a director and as Chairman of the Board of Dean Foods and as a director of Treehouse Foods, Inc.

Mr. Engles is uniquely qualified to serve as our Chairman and Chief Executive Officer. As the founder and former Chief Executive Officer and Chairman of the Board of Dean Foods Company, he has been the principal architect of our Company’s business platforms, having built Dean Foods’ WhiteWave - Alpro segment through a series of successful strategic acquisitions. Thus, he has unmatched experience with our Company’s business and a deep knowledge of the food and beverage industry.

Michelle P. Goolsby

Director since November 2012

Ms. Goolsby, age 59, was appointed to our Board of Directors in November 2012. Since 2008, she has been a Venture Partner and a member of the Investment Committee of Greenmont Capital Partners II, a private equity firm based in Boulder, Colorado, which focuses on investments in the natural products industry. From 1998 to 2008, Ms. Goolsby held multiple offices with Dean Foods Company, a leading beverage company, including Executive Vice President, General Counsel and Chief Administrative Officer, and Executive Vice President, Development, Sustainability and Corporate

Affairs. Before joining Dean Foods, she spent more than 13 years in private law practice with two major Texas law firms, specializing in mergers and acquisitions, public and private securities offerings and other capital markets transactions. Ms. Goolsby also serves on the board of directors of Capstead Mortgage Corporation, a real estate investment trust, where she chairs the Compensation Committee and serves on the Executive Committee; SACHEM Inc., a private chemical science company, where she serves on the Strategic Planning and HR/Compensation Committees; and Vitamin Angels Alliance, Inc., where she currently serves as chair of the board of directors. Ms. Goolsby is a Founding Member of the Center for Women in Law at the University of Texas School of Law and a former Trustee of the Law School Foundation. She is also a member of the National Association of Corporate Directors, Women Corporate Directors and the Texas State Bar and American Bar Associations.

Ms. Goolsby acquired a deep knowledge of our business, and the food and beverage industry generally, during her 10-year tenure with Dean Foods, which included the period during which our business was built through a series of acquisitions. We believe that this unique knowledge, combined with her continued focus on the organic and natural products industry, plus her broad experience in the areas of legal, corporate development, sustainability, corporate governance, human resources, and communications, qualifies her to serve on our Board of Directors.

Stephen L. Green

Director since August 2012

Mr. Green, age 66, was appointed to our Board of Directors in August 2012. From November 1991 until his retirement in December 2012, Mr. Green was a partner with Canaan Partners, a venture capital firm. From 1985 until 1991, Mr. Green served as Managing Director of the Corporate Finance Group at GE Capital, the financial services unit of General Electric, a multinational conglomerate. Mr. Green previously served on the board of directors of Dean Foods Company from 1994 to May 1, 2013, where he chaired the Compensation Committee; and The Active Network, Inc., a software firm, from 2001 to 2013, where he served on the Compensation Committee and chaired the Audit Committee.

Mr. Green has a broad background in financing companies involved in manufacturing, retail, radio, television, cable broadcasting, and financial services. During his 25-year career in private equity, he has analyzed hundreds of financial statements and served on numerous boards of directors. In addition, Mr. Green held a variety of financial roles over a 12-year period at General Electric, including a five-year term as a Corporate Auditor. Mr. Green also served as Chairman of the Audit Committee at Advance PCS, a NYSE-listed Fortune 500 company, from 1993 to 2005. We believe that Mr. Green is qualified to serve as our director because his comprehensive experience and responsibility for financial and accounting issues serves the Company well in his role as a director and a member of the Audit Committee.

Joseph S. Hardin, Jr.

Director since August 2012

Mr. Hardin, age 71, was appointed to our Board of Directors in August 2012. From 1997 until his retirement in 2001, he served as Chief Executive Officer of Kinko’s, Inc., a leading provider of printing, copying, and binding services. From 1986 to 1997, Mr. Hardin held a variety of positions with increasing responsibility at Wal-Mart Stores, Inc., a leading retailer, ultimately serving as its Executive Vice President and as the President and Chief Executive Officer of Sam’s Club, the wholesale division of Wal-Mart Stores, Inc. Mr. Hardin previously served on the boards of directors of PetSmart, Inc. until it was taken private in March 2015, where he served on the Corporate Governance and Compensation Committees; and Dean Foods Company from 1998 to May 1, 2013, where he served on the Compensation and Executive Committees.

Mr. Hardin’s qualifications include serving as chief executive officer of three different companies with market capitalizations ranging from $2.0 billion to $22.0 billion. He has also previously served on the board of, and as a supply chain consultant to, American Greetings Corporation. We believe that Mr. Hardin is qualified to serve as a director because he has wide ranging leadership experience, including leadership roles with Wal-Mart Stores, Inc., our largest customer.

Anthony J. Magro

Director since January 2016

Mr. Magro, age 63, was appointed to our Board of Directors in January 2016. He is a Senior Advisor of Evercore, an independent investment banking advisory firm where he was Senior Managing Director, Corporate Advisory from 2011 to 2015. Prior to this role, he held various positions with Bank of America Merrill Lynch from 2001 to 2011, including Vice Chairman of Global Investment Banking from 2009 to 2011, and Group Head & Managing Director of Global Investment Banking for Banc of America Securities from 2001 to 2009. Mr. Magro also headed the Merger & Acquisition Group of Bear, Stearns & Co., and worked in mergers and acquisitions at Kidder, Peabody & Co., and Dillon, Read & Co. from 1980 to 2001.

We believe that Mr. Magro is qualified to serve as a director because he brings more than 40 years of leadership and hands-on experience in the investment and corporate advisory services industry, and has extensive experience in identifying, evaluating and executing complex merger and acquisition transactions. We believe his experience will be valuable to WhiteWave as we seek to strategically grow the business, both in North American and globally.

W. Anthony Vernon

Director since January 2016

Mr. Vernon, age 61, was appointed to our Board of Directors in January 2016. He served as Chief Executive Officer of Kraft Foods Group, Inc., one of the largest consumer packaged food and beverage companies in North America, from October 2012, when Kraft was spun-off from Mondelēz International, until December 2014. He also served as a member of the Kraft Foods Group, Inc.’s Board of Directors until May 2015. Prior to October 2012, he served as Executive Vice President of the former parent of Kraft Foods Group, Inc. and President, Kraft Foods North America. Prior to joining Kraft, he was the Healthcare Industry Partner of Ripplewood Holdings LLC, a private equity firm, from 2006 until August 2009. Prior to that Mr. Vernon spent 23 years with Johnson & Johnson, a pharmaceutical company, in a variety of leadership positions, most recently serving as Company Group Chairman of DePuy Inc., an orthopedics company and subsidiary of Johnson & Johnson, from 2004 to 2005. Mr. Vernon is a director of Intersect ENT, Inc., a medical device company, where he chairs the Nominating and Corporate Governance Committee and serves on the Compensation Committee; and NovoCure Ltd., an oncology company, where he serves as the Lead Independent Director, chairs the Nominating and Corporate Governance Committee and serves on the Compensation Committee. He previously served as a director of Medivation, Inc., a biopharmaceutical company, from 2006 until September 2016, where he served on the Compensation and Nominating and Corporate Governance Committees.

Mr. Vernon brings a strong background in the consumer packaged food and beverage industry and deep operational experience to his role as a WhiteWave director. We believe that his leadership experience as the CEO of a global food and beverage company strengthens the board’s ability to oversee WhiteWave’s growth initiatives and qualifies him to serve on our Board of Directors. Mr. Vernon also has extensive experience as a public company director and has chaired several Compensation and Nominating and Corporate Governance committees.

Doreen A. Wright

Director since August 2012

Ms. Wright, age 60, was appointed to our Board of Directors in August 2012. Ms. Wright currently works as an information technology and business transformation consultant. She previously served as Senior Vice President and Chief Information Officer of Campbell Soup Company, a global food company, from 2001 to 2008, and as Interim Chief of Human Resources for Campbell Soup Company in 2002. Prior to that, Ms. Wright served as Executive Vice President and Chief Information Officer for Nabisco Inc., a cookie and snacks company, from 1999 to 2001 and, from 1995 to 1998, held the position of Senior Vice President, Operations & Systems, Prudential Investments, for Prudential Insurance Company of America. Prior to that she held various positions with American Express Company, Bankers Trust Corporation, and Merrill Lynch & Co. From 2009 to May 1, 2013, she served on the board of directors of Dean Foods Company, where she served on the Audit and Governance Committees. Ms. Wright currently serves on the board of directors of Crocs, Inc., a global leader in innovative, casual footwear, where she chairs the Compensation Committee and the Information Technology Committee and is a member of the Audit Committee. She also serves as a director of the Bucks County Playhouse Artists and is director emeritus of New Hope Arts, Inc., which are nonprofit regional arts organizations.

We believe that Ms. Wright is qualified to serve as a director because she brings more than 30 years of leadership experience in the financial services and consumer products industries, with emphasis in the area of information technology, operations, and human resources. Ms. Wright also has extensive experience as a public company director, including service on Audit, Compensation, and Corporate Governance committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on our review of these forms or written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal year 2016, except the following: Anthony J. Magro filed a Form 4 one day late due to WhiteWave’s difficulties in obtaining electronic SEC filing codes for him, and each of W. Anthony Vernon and Kevin C. Yost failed to timely file one transaction report due to administrative errors by WhiteWave.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has established certain standing committees to assist in the performance of its various functions. All Committee members are appointed by our Board of Directors upon recommendation of the Nominating and Corporate Governance Committee. The charters adopted by the Audit, Compensation and Nominating and Corporate Governance Committees are available on our website at www.whitewave.com on the “Investor Relations” page under the link “Corporate Governance.”

The chart below lists the standing committees of our Board of Directors and indicates which directors currently serve on each committee.

Director	Audit (1)		Compensation		Nominating and Corporate Governance
Gregg L. Engles	—		—		—
Michelle P. Goolsby	X	*	—		X
Stephen L. Green	X		X	*	—
Joseph S. Hardin, Jr.	—		X		—
Anthony J. Magro	X		—		X
W. Anthony Vernon	—		X		—
Doreen A. Wright	X		—		X	*

*	Committee Chair
(1)	Our Board of Directors has determined, based upon recommendation of the Nominating and Corporate Governance Committee, that each of Ms. Goolsby and Messrs. Green and Magro is an “audit committee financial expert,” as that term is defined by the SEC and that all members of the Audit Committee are “financially literate,” as that term is used in the NYSE rules.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is intended to provide investors with an understanding of our compensation policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for the year ended December 31, 2016. These executive officers, whom we refer to as our Named Executive Officers, and their current positions are:

•	Gregg L. Engles, Chairman and Chief Executive Officer;

•	Gregory S. Christenson, Executive Vice President, Chief Financial Officer;

•	Blaine E. McPeak, Executive Vice President and Chief Operating Officer;

•	Bernard P.J. Deryckere, Executive Vice President and President, Europe Foods & Beverages; and

•	Kevin C. Yost, Executive Vice President and U.S. Group President, Americas Foods & Beverages.

For 2016, Kelly J. Haecker also is a Named Executive Officer. Mr. Haecker was not an executive officer as of December 31, 2016 but he is a Named Executive Officer because he served as WhiteWave’s Chief Financial Officer for a portion of 2016.

2016 Financial and Strategic Highlights

In evaluating WhiteWave’s overall executive compensation program and payouts under the 2016 programs, the Compensation Committee considered WhiteWave’s strategic and financial performance in 2016. WhiteWave’s strong positions in on-trend categories translated into continued top and bottom line growth. The following were among the highlights and accomplishments considered by the Compensation Committee.

2016 Financial & Operating Performance

•	WhiteWave delivered adjusted net sales of $4.2 billion, a 9% increase from full year 2015. This marked the first year with sales over $4 billion, as well as the fourth quarter of 2016 representing the 6th consecutive quarter with net sales over $1 billion. Net sales have grown at a 16% compounded annual rate since 2012. This growth was driven by robust performance in Europe Foods & Beverages and continued strong growth in Americas Foods & Beverages that was driven by organic growth, along with contributions from strategic acquisitions and partially offset by lower sales in the Fresh Foods platform.

•	We increased our adjusted operating income by 13% from full year 2015, to $423 million for full year 2016. We have delivered adjusted operating income growth of 25% on a compounded annual basis since 2012. On a constant currency basis, adjusted operating income increased by 17%, and in line with our original expectation of high-teen to low twenty percentage growth for the year. Our margin improvement trend continued in 2016, as we delivered nearly 70 basis points of constant currency operating margin expansion.

•	We reported adjusted diluted earnings per share growth of 14% to $1.35, excluding investments associated with our China joint venture, compared with full year 2015. Adjusted earnings per share have grown at a 22% compounded annual rate since 2012. This was in line with our original expectations for the year for earnings per share between $1.33 and $1.37.

2016 Strategic Accomplishments

•	Entered into an agreement for Danone S.A. to acquire the Company for $56.25 per share in cash, representing a premium of approximately 24% over WhiteWave’s 30-day average closing trading price prior to the announcement.

•	Completed a strategic acquisition of Innovation Packaging and Process, S.A. DE C.V. (“IPP”), an aseptic beverage manufacturer based in San Luis Potosi, Mexico that produces a variety of products for WhiteWave and other parties. The acquisition supports WhiteWave’s growth initiatives in Latin America with internal production capacity.

•	Completed the integration of previously acquired businesses Wallaby and Magicow and the transition of the Vega business to WhiteWave.

•	Launched several new and innovative products, including Silk high protein nut-based milk beverages, Wallaby purely unsweetened yogurt, Alpro Greek-style plant-based yogurts and plant-based frozen desserts, new Horizon yogurts, cheeses, and macaroni and cheese products, Sir Bananas bananamilk, International Delight Simply Pure creamers, Stok cold-brew iced coffee beverages, Vega nutritional shakes and protein bars, and expanded Silk and Horizon into single-serve bottles and International Delight and Silk into large size bottles.

•	Further expanded our internal production capacity in the United States and Europe.

•	Continued to foster a diverse and engaged workforce, receiving a perfect score of 100 percent on the 2016 Corporate Equality Index (CEI) and increasing the percentage of females and persons of color holding mid- and senior-management positions since our initial public offering.

•	Scored “A- Leadership” Ranking in CDP (formerly Carbon Disclosure Project), an international, not-for-profit organization providing the only global system for companies and cities to measure, disclose, manage and share vital environmental information. The A- leadership score acknowledges that WhiteWave successfully demonstrated advancement in environmental stewardship, provided a thorough understanding of its risks and opportunities related to climate change, and that we have formulated and implemented strategies to mitigate or capitalize on these risks and opportunities.

•	Recognized as an AgWater Steward by joining the AgWater Challenge, a collaborative initiative organized by Ceres and World Wildlife Fund (WWF) to protect freshwater by developing roadmaps to address agricultural water challenges, as well as supporting policy aimed at strengthening water management in priority sourcing regions. WhiteWave is proud of its progress and commitments and believes its attention to mitigating water risk will benefit its business and the environment.

Long-Term Performance Highlights

*	Net Sales are presented on a pro forma adjusted basis in 2012 and on an adjusted basis in 2015.
**	Adjusted EPS excludes investments associated with our China joint venture.

See Annex A for a reconciliation of GAAP to non-GAAP information used in this Form 10-K/A.

As a result of our strong financial results, stockholder value has significantly increased since our IPO. Since our IPO, our share price has appreciated by 229% through March 6, 2017.

Summary of Compensation Committee Actions in 2016

The Compensation Committee evaluates our compensation philosophy each year and makes changes, as it deems appropriate, to our executive compensation program. In approving the 2016 compensation program, the Compensation Committee determined that the Company’s compensation program was appropriately positioned relative to the Benchmark Peer Group and did not approve any significant changes to the overall program. The Compensation Committee did, however, approve changes in the total compensation of three Named Executive Officers who were promoted, which compensation changes reflect their new positions. On December 1, 2015, Blaine E. McPeak was appointed to the newly created position of Chief Operating Officer of WhiteWave and assumed responsibility for all of WhiteWave’s global operations, and Kevin C. Yost was promoted to U.S. Group President, Americas Foods and Beverages, overseeing WhiteWave’s U.S. businesses. On April 1, 2016, Gregory S. Christenson was promoted to Chief Financial Officer of the Company.

The compensation paid to the Named Executive Officers in 2016 was primarily determined by WhiteWave’s strong financial performance for the year and reflects our pay for performance programs. In February 2017, the Compensation Committee approved payouts under our 2016 short-term incentive (“STI”) plan, which has two components: specific financial performance measures for the corporate functions and each of our business segments, which account for 80% of the payout, and individual objectives, which account for 20% of the payout. In 2016, the financial performance objectives, which consisted of consolidated and segment net sales, segment operating income and EPS, were achieved within a range of 63% to 135% of target performance. With respect to the individual objectives, the Compensation Committee concluded that our Named Executive Officers met or exceeded their respective individual objectives, with one Named Executive Officer below target, and rated such achievements within a range of 75% to 130% of target. As a result, the Compensation Committee approved total payouts under the 2016 STI plan to our Named Executive Officers within a range of 65.5% to 134.1%. The actual payout for each executive correlates to his individual performance, the performance of his respective business and WhiteWave’s overall performance, which reflects our pay for performance compensation philosophy.

Further details regarding our 2016 executive compensation program and decisions made by the Compensation Committee are described in this “—2016 Compensation Program.”

Significant Compensation Practices

Our Compensation Committee regularly evaluates WhiteWave’s compensation programs, practices, and policies and implements modifications to incorporate evolving best practices, as appropriate, and changing regulatory requirements. Listed below are some of our more significant practices and policies:

•	Performance-Based Pay. In accordance with the Company’s pay for performance philosophy, the majority of 2016 compensation for our executive officers was performance-based and equity-based, including our STI plan and LTI awards, and paid in the form of variable, or “at risk,” compensation.

•	Weight of Financial Metrics in the STI Plan. In 2016, the STI plan was 100% based on performance, with 80% based on financial objectives and 20% based on individual objectives.

•	Double Trigger for LTI Vesting. All equity awards granted to our executive officers after 2014 are subject to “double trigger” accelerated vesting upon a change in control, unless the acquiring company does not assume (and continue) the awards following the change in control.

•	Performance Stock Units (“PSUs”). One-third of the annual LTI grants to our executive officers is comprised of PSUs that vest based on WhiteWave’s adjusted diluted earnings per share growth over a three-year performance period relative to the adjusted diluted earnings per share growth of companies in the S&P 500 over the same period.

•	Multiple Performance Measures. The Compensation Committee uses multiple performance measures, including various financial metrics and achievement of individual objectives, to evaluate executive officer performance.

•	Hedging, Pledging and Trading Policies. WhiteWave’s anti-hedging and pledging policies apply to all directors and executive officers. In addition, all directors and employees are prohibited from trading in WhiteWave securities while aware of material nonpublic information, and our directors and executive officers are subject to a trading window policy.

•	Stock Ownership Requirements. We require our senior management team and directors to be meaningfully invested in WhiteWave common stock and, therefore, be personally invested in our performance and strongly aligned with stockholder interests. Our Stock Ownership Guidelines require our executives to own WhiteWave stock with a market value at least equal to six times base salary, for our Chief Executive Officer, and at least three times base salary, for our other executive officers.

•	Change in Control Agreements. All change in control agreements with WhiteWave’s executive officers require a double trigger for severance benefits and do not include a tax “gross-up” for taxes imposed on any change in control payments.

•	Clawback Policy. Our clawback policy provides that if WhiteWave is required to file restated financial statements with the SEC as a result of the misconduct of an executive officer, the Compensation Committee may require the executive officer to repay to WhiteWave or forfeit, if not yet paid, any overpayment of compensation that was predicated on the original financial statements that were subsequently restated.

•	Few Perquisites. We offer very few perquisites to our executive officers, and none of our U.S.-based Named Executive Officers participates in a defined pension benefit plan.

2016 Compensation Program

Executive Compensation Objectives

We operate in a competitive and challenging industry, where competitive compensation is important in attracting and retaining the talent we need to be successful. As a result, our compensation objectives include attracting and retaining top talent; motivating and rewarding the performance of senior executives in support of achievement of strategic, financial, and operating performance objectives; and aligning our executives’ interests with the long-term interests of our stockholders. We designed our executive compensation program to achieve these objectives by following these principles and practices:

•	Pay for Performance. Our compensation program is designed so that a significant portion of a Named Executive Officer’s pay is linked to WhiteWave’s performance through “performance-based” pay programs, such as our STI plan and equity awards, including three-year performance stock units and stock options. Under our compensation program, the majority of compensation is in the form of variable or “at risk” compensation to motivate our executive officers to achieve our long-term performance objectives.

•	Compensation Based on Individual Performance and Potential. The Compensation Committee makes determinations regarding incentive awards based in part on the executive’s overall performance and contribution to his or her business and potential for advancement within the Company.

•	Alignment of the Interests of Our Named Executives Officers and Stockholders. We align the interests of our Named Executive Officers with our stockholders by maintaining robust stock ownership requirements, by having a significant portion of a Named Executive Officer’s target total compensation be stock-based and by using incentive compensation that is tied to key financial metrics that we believe drive stockholder value.

•	Competitive Pay Analysis. The Compensation Committee compares our target and actual compensation, total direct compensation amounts and pay mix against our Benchmark Peer Group and against industry survey data for specific positions to evaluate whether our executive compensation program and our target compensation levels are consistent with market practice and competitive with the companies with which we compete for talent.

Components of Our Compensation Program

The components of our compensation and benefits programs for our Named Executive Officers were approved by the Compensation Committee and consist generally of the following:

Compensation Component	Objectives	Characteristics

Base Salaries	• Compensates executives for their level of experience, responsibility and sustained individual performance. • Helps attract and retain talent.	• Fixed component; evaluated annually.

Short-Term Incentive (STI) Plan	• Promotes achieving our annual corporate and business unit financial goals, as well as other objectives deemed important to the Company’s long-term success.

•       Variable, performance-based component; target opportunity is set based on the executive’s job responsibilities and sustained performance in role/potential.

•       Actual payout primarily depends on company and business segment results and, to a lesser extent, individual performance.

Long-Term Incentive (LTI) Awards

•       Promotes achieving our long-term corporate financial goals with the acquisition of common stock through PSUs, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), and stock price appreciation through stock options.

•       Further aligns management and stockholder interests.

•       Variable, performance-based component; annual grant is set based on market positioning, the executive’s experience, company performance, time in position, sustained performance in role and growth potential.

•       Actual value realized will vary from the targeted grant-date fair value based on actual financial and stock price performance.

Retirement and Other Benefit Plans	• Provides a market competitive level of replacement income upon retirement. • Also provides an incentive for a long-term career with WhiteWave, which is a key objective.

•       Fixed component; however, company contributions that are based on percentage of pay may vary as the executive’s pay varies, based on his or her performance.

•       Intended to prevent against catastrophic expenses (healthcare, disability and life insurance) and encourage saving for retirement.

Post-Termination Compensation

•       Facilitates attracting and retaining high caliber executives in a competitive labor market in which formal severance plans are common.

•       Provides orderly and smooth transition and knowledge transfer.

•       Contingent component; only payable if the executive’s employment is terminated under certain circumstances and, in the case of a change in control, to help provide continuity of management through the transition.

Benchmark Peer Group for Executive Compensation Purposes

The Compensation Committee reviews WhiteWave’s total compensation compared with our peer companies and competitors for purposes of assessing and establishing our compensation programs and setting base salaries, STI target levels and LTI opportunities for our Named Executive Officers. To facilitate this comparison, the Compensation Committee and its independent compensation consultant select a group of peer companies of WhiteWave to serve as a benchmark, which we refer to as the Benchmark Peer Group. For purposes of evaluating our 2016 executive compensation, the Benchmark Peer Group consisted of the following companies, which is the same Benchmark Peer Group used for 2015:

2016 Benchmark Peer Group

• Brown-Forman Corporation	• Kellogg Company

• Campbell Soup Company	• Keurig Green Mountain Inc.

• The Clorox Company	• McCormick & Company, Incorporated

• Constellation Brands, Inc.	• Mead Johnson Nutrition Company

• Dr. Pepper Snapple Group Inc.	• Molson Coors Brewing Company

• Flowers Foods Inc.	• Pinnacle Foods Inc.

• The Hain Celestial Group, Inc.	• Snyder’s-Lance, Inc.

• The Hershey Company	• TreeHouse Foods, Inc.

• Hormel Foods Corporation

In developing the Benchmark Peer Group, the Compensation Committee considered companies with the following attributes:

•	are dynamic, high-growth branded companies, particularly in the consumable food segment, that are innovative and acquisitive;

•	have annual revenues generally between $1.0 billion to $10.0 billion;

•	have a market capitalization generally between one-third to three times WhiteWave’s market capitalization;

•	generate sales outside the U.S. and have a complexity and scale of operations that is comparable to WhiteWave; and

•	appear in the respective peer groups of WhiteWave’s Benchmark Peer Group multiple times.

The Compensation Committee evaluates the appropriate companies to include in the Benchmark Peer Group at least annually and with assistance from its independent compensation consultant.

Compensation Methodology

The Compensation Committee is comprised solely of non-management directors who our Board of Directors has determined are independent within the meaning of the NYSE rules. The Compensation Committee is responsible for determining the executive compensation strategy and philosophy for WhiteWave and its subsidiaries, and reviews and approves individual compensation packages for the most senior executives of WhiteWave, including the Named Executive Officers.

Overall Compensation Philosophy

Our compensation program is designed to emphasize our performance-driven compensation philosophy and to reward individual performance, as well as to reward execution of our business strategies and the creation of value for our stockholders. Accordingly, a significant portion of each executive’s total compensation depends on WhiteWave’s performance and on the executive’s individual performance measured against specific financial and operational objectives. In addition, a substantial portion of each executive’s compensation is delivered in the form of equity awards that tie the executive’s compensation directly to creating stockholder value. With respect to the LTI component, our objective is to offer our executive officers “leading median” target total cash compensation (base salary and target STI) that is at or within a competitive range of the 50th percentile of our Benchmark Peer Group, but with a broader target total direct compensation range of between the 40th and 75th percentiles of our Benchmark Peer Group. Target LTI compensation generally will be within the 40th to 75th percentile of our Benchmark Peer Group, except where the Committee adjusts LTI to achieve target total direct compensation between the 40th and 75th percentiles. Target total direct compensation for each executive officer will vary depending on market positioning, the executive’s unique experience, time in position, company performance and individual performance. We intend for actual total direct compensation to fall between the 40th and 75th percentiles of our Benchmark Peer Group, which may be above or below an executive’s target total compensation opportunity to the extent WhiteWave’s performance and/or the executive’s individual performance fluctuates above or below targeted levels.

Our Compensation Committee reviews and adjusts our executive compensation programs and policies from time to time, as appropriate, to remain aligned with our target percentile ranges; however, the Committee retains discretion to provide compensation outside of our target range, as the Committee deems appropriate, to reflect an executive’s unique skills, time in role, sustained performance and strategic corporate-wide factors, such as succession planning and retention.

We believe that our compensation strategy helps ensure that the Company remains focused on delivering strong annual operating results while simultaneously creating sustainable long-term value. The Compensation Committee also believes that this strategy allows us to attract and retain high-performing executives from key consumer packaged goods companies with which we compete for talent.

Principal Components of our 2016 Compensation Program for Executive Officers

We believe that our executive officers directly influence WhiteWave’s overall performance and that it is critical to pay executives at a competitive level relative to our Benchmark Peer Group in order to attract and retain the talent we need to drive long-term high performance. Accordingly, and consistent with our performance-driven compensation philosophy, the Compensation Committee allocates a significant portion of our executive officers’ compensation to performance-based STI and LTI programs. In addition, as an executive’s responsibility and ability to affect our financial results increases, base salary becomes a relatively smaller component of his or her total compensation and STI and LTI compensation becomes a larger component of total compensation. As illustrated below, in 2016 the majority of total direct compensation for our Named Executive Officers was provided as variable or “at risk” compensation:

*	Excludes compensation for Kelly Haecker, since he did not receive an LTI grant in 2016.

We review competitive pay levels (i.e., our salary structure, the leveling of our positions, our annual target bonus levels and our long-term incentive award guidelines) on an annual basis to evaluate whether our total compensation targets remain competitive. We also use market competitive size-adjusted pay levels to help determine individual pay decisions. See the “Summary Compensation Table for 2016” and the “Grants of Plan-Based Awards in Fiscal Year 2016” table for more information on our 2016 executive compensation program.

Annual Cash Compensation

Base Salary. Base salary is the only fixed component of our executive officers’ total direct compensation. Base salaries for our executive officers are targeted at or within a competitive range of the median of our Benchmark Peer Group, and are set based on each executive officer’s individual contributions, such as unique job responsibilities, level of experience and sustained performance in role, as well as strategic corporate-wide factors, such as succession planning, retention and other business needs. In some cases, such as when an executive is recruited from another company, we may exceed our target base salary level in order to attract and ultimately retain the executive, while in other cases an executive’s base salary may be below our target base salary level due to internal equity or other circumstances.

The Compensation Committee annually reviews base salaries of our executive officers and makes adjustments based on the performance of the executive, their position relative to comparable positions in the Benchmark Peer Group, and WhiteWave’s performance. The Compensation Committee separately reviews the performance of Mr. Engles and makes adjustments as warranted.

In February 2016, our Compensation Committee reviewed the base salaries of our Named Executive Officers to determine if they were within a competitive range around the median of the Benchmark Peer Group. The Committee determined that the base salary of each Named Executive Officer was appropriately positioned relative to the Benchmark Peer Group; however the Committee adjusted the salaries of Blaine E. McPeak and Gregory S. Christenson to reflect their promotions to new positions. Mr. McPeak was promoted from President, Americas Foods & Beverages to Chief Operating Officer of WhiteWave and Mr. Christenson was promoted from Chief Financial Officer, North America to Executive Vice President, Chief Financial Officer of WhiteWave. In acknowledgement of such promotions, Mr. McPeak’s annual base salary was increased from $650,000 to $675,000 and Mr. Christenson’s annual base salary was increased from $400,000 to $450,000.

Short-Term Incentive Compensation. The STI component of our compensation program is designed to motivate senior executives to achieve annual financial and non-financial goals based on our strategic, financial, and operating performance objectives. STI amounts for our executive officers for 2016 were targeted at the 50th to 60th percentile of the Benchmark Peer Group.

In February 2016, our Compensation Committee reviewed the STI target bonus opportunities of our Named Executive Officers to determine if they were within a competitive range around the median of the Benchmark Peer Group. As a result of this review, the Committee adjusted the target STI for several Named Executive Officers to (i) reflect the promotions of Messrs. McPeak, Yost and Christenson, and (ii) maintain internal pay equity. The changes in 2016 STI target bonus opportunities for the Named Executive Officers are shown in the table below:

	2016 STI Target As Percentage of Base Salary	2015 STI Target As Percentage of Base Salary
Gregory S. Christenson	70%	50%
Blaine E. McPeak	100%	90%
Bernard P.J. Deryckere	75%	60%
Kevin C. Yost	85%	80%

The Committee did not make any changes to the 2016 STI targets of the other Named Executive Officers.

For 2016, cash annual incentive payments were based on the 2016 Short-Term Incentive Compensation Plan (the “2016 STI Plan”) approved by the Compensation Committee, which established specific performance measures for the corporate functions and our two business segments. The following table provides, for each Named Executive Officer, the relative weight assigned to each element of the 2016 STI Plan:

Name	Corporate Objectives	Business Segment Performance	Individual Objective Performance	Total
Gregg L. Engles	80%	—	20%	100%
Gregory S. Christenson	80%	—	20%	100%
Blaine E. McPeak	80%	—	20%	100%
Bernard P.J. Deryckere	20%	60%	20%	100%
Kevin C. Yost	20%	60%	20%	100%
Kelly J. Haecker	80%	—	20%	100%

Under the 2016 STI Plan, the financial performance measures for Messrs. Engles, Christenson, McPeak and Haecker were consolidated earnings per share (60%) and net sales (20%), and for Messrs. Deryckere and Yost, the financial performance measures were consolidated earnings per share (20%), business segment operating income (40%) and business segment net sales (20%). The Compensation Committee believes that placing significant weight on the achievement of financial objectives and using consolidated earnings per share as a measure for all executive officers provides incentive to our executives to continue to grow both revenues and overall profitability. In approving the 2016 STI Plan, the Compensation Committee considered earnings per share and net sales as appropriate performance criteria to measure the achievement of our overall corporate objectives, and segment operating income and net sales as appropriate performance criteria to measure the achievement of each business segment’s objectives, because each is representative of the profitability and operating efficiency of WhiteWave and each business segment. In addition, the net sales performance measure for our business segments underscores WhiteWave’s priority on continuing to grow our core businesses.

The payout factor for the 2016 STI compensation for each executive officer ranged from 65.5% to 134.1% of each executive’s target payment, depending on actual performance in 2016 against the financial objectives established by the Compensation Committee and on the executive’s performance in 2016 against their specific individual objectives approved by the Compensation Committee. Below is a description of how the Compensation Committee determined actual payout amounts under the 2016 STI Plan.

2016 Corporate and Business Segment Financial Performance

In February 2017, the Compensation Committee assessed the performance of our Named Executive Officers against the corporate and business segment financial goals that had been established at the beginning of 2016. For the financial measures of the STI Plan, achievement at the target level of performance results in 100% payout and the threshold for payout under the STI Plan is achievement of performance in excess of 90% or 95% of target, depending on the performance measure. The target and actual financial performance measures under the 2016 STI Plan are set forth in the table below. Each financial performance measure under the 2016 STI Plan was computed on an adjusted basis, as reported in our earnings press release for fiscal year 2016 that was issued on February 16, 2017, as further adjusted only for currency translation.

Financial Performance Measures	Performance at Target	Actual Performance	Performance as a Percentage of Target	Payout as a Percentage of Target
	(Dollars in millions, except EPS)
Corporate
Consolidated Net Sales (20%) (1)	$4,312.1	$4,205.1	97.5%	50.4%
WhiteWave Adjusted Earnings Per Share, excluding China joint venture (60%) (2)	$1.349	$1.379	102.2%	122.3%

Americas Foods & Beverages (3)
Segment Net Sales (20%) (4)	$3,557.1	$3,446.2	96.9%	37.6%
Adjusted Segment Operating Income (40%) (5)	$430.4	$407.3	94.6%	46.3%
WhiteWave Adjusted Earnings Per Share, excluding China joint venture (20%)	$1.349	$1.379	102.2%	122.3%

Europe Foods & Beverages
Segment Net Sales (20%) (6)	$601.6	$593.1	98.6%	71.7%
Adjusted Segment Operating Income (40%) (6)	$73.9	$79.4	107.4%	173.4%
WhiteWave Adjusted Earnings Per Share, excluding China joint venture (20%)	$1.349	$1.379	102.2%	122.3%

(1)	On a consolidated basis, actual net sales were increased by $7.0 million for unfavorable foreign currency movements.

(2)	On a consolidated basis, actual earnings per share were increased by $0.027 per share for unfavorable foreign currency movements.

(3)	Segment net sales and adjusted segment operating income exclude results for the Vega business.

(4)	For the Americas Foods & Beverages segment, actual net sales were decreased by $7.0 million for unfavorable foreign currency movements.

(5)	For the Americas Foods & Beverages segment, actual operating income was decreased by $8.0 million for unfavorable foreign currency movements.

(6)	For the Europe Foods & Beverages segment, actual net sales were increased by $15.0 million and actual segment operating income was increased by $10.4 million to reflect the impact of foreign currency movements.

2016 Individual Performance

In addition to the financial performance measures discussed above, the Compensation Committee assessed the performance of our Named Executive Officers against their respective strategic individual objectives, which comprised 20% of the payout determination. The individual objective portion of the 2016 STI Plan, by its nature, has an element of subjectivity. Performance is measured against each executive’s leadership and execution of strategic and organizational objectives established at the beginning of 2016. With respect to the individual objectives under the 2016 STI Plan compensation, our Named Executive Officers met or exceeded their objectives, resulting in ratings ranging from “on target” to “significantly above target” for their respective individual objectives, with one Named Executive Officer receiving a “below target” rating due to missed financial objectives at one business unit. An overview of key objectives achieved by our Named Executive Officers is set forth below.

Gregg L. Engles

As Chief Executive Officer, Mr. Engles is responsible for developing and implementing WhiteWave’s overall short-term and long-term strategy and for recruiting, developing and leading a qualified executive leadership team to implement this strategy. The successful execution by our executive leadership team of their respective individual objectives impacts our consolidated financial results, and therefore affects Mr. Engles’ performance rating and payout. The Compensation Committee determined that Mr. Engles achieved his individual performance objectives at 100% of target performance, and the individual objectives he achieved in 2016 included the following:

•     delivered adjusted net sales of $4.2 billion in 2016, which is a 9% increase over the prior year, and adjusted diluted EPS, excluding investments in our China joint venture, of $1.35, which is a 14% increase over the prior year;

•     successfully negotiated and executed an agreement for Danone S.A. to acquire the Company at a price that represents a premium of approximately 24% over WhiteWave’s 30-day average closing trading price prior to the announcement;

•     successfully executed our capital expenditure strategy to expand capacity to support business growth and reduce costs, with total spending below budget;

•     with respect to our goal of fostering a diverse engaged workforce, received a perfect score of 100 percent on the 2017 Corporate Equality Index (CEI), for the second year in a row, introduced two new employee resource groups and launched a best-in-class leadership and development program for employees; and

•     exceeded WhiteWave’s waste reduction target as part of its 2016 sustainability goals and scored an “A- Leadership” ranking for the quality of climate change related information disclosed to investors and the global marketplace through the Carbon Disclosure Project.

Gregory S. Christenson

As Chief Financial Officer, Mr. Christenson is responsible for implementing WhiteWave’s overall strategy and overseeing WhiteWave’s finance, accounting and audit services, IT, tax services, treasury and investor relations functions. Mr. Christenson assumed his new position on April 1, 2016 and the Compensation Committee determined that he achieved his individual performance objectives at 100% of target performance. The individual objectives he achieved in 2016 included the following:

•     achieved year-over-year total adjusted operating income growth, excluding investments in our China joint venture, of 13% in 2016;

•     provided effective financial leadership to the development of key growth initiatives and execution of capital projects, including international business expansion and increasing the Company’s internal operating capacity;

•     strategically and proactively managed WhiteWave’s strong relationship with the investment community;

•     continued to strengthen and streamline WhiteWave’s accounting and financial forecasting, and reporting and internal control structures and capacity;

•    successfully integrated the accounting, financial reporting and treasury functions of several acquired businesses, including our Wallaby and Vega businesses, and provided continued financial support to our China joint venture; and

•    provided financial leadership in connection with the negotiation of our agreement to be acquired by Danone S.A. and in integration and value capture planning with respect to the merger.

Blaine E. McPeak

As Chief Operating Officer, Mr. McPeak was responsible for all global operations of WhiteWave, including maintaining robust organizational capabilities across the company to support WhiteWave’s growth initiatives, developing and implementing global short- and long-term strategies, overseeing WhiteWave’s international expansion and developing qualified executives to execute the strategies of each business segment. The Compensation Committee determined that Mr. McPeak achieved his individual performance objectives at 120% of target performance, and the individual objectives he achieved in 2016 included the following:

•    delivered adjusted net sales of $4.2 billion in 2016, which is a 9% increase over the prior year, and adjusted segment operating income growth of 12%;

•    successfully gained alignment around overall three-year strategic growth, which reflects WhiteWave’s strategic priorities, including geographic expansion and increased investment in nascent platforms;

•    executed robust capital investment plan to meet growth and cost objectives, including the additional of processing capacity, the acquisition of a new production facility and the expansion of warehouse capacity;

•    successfully integrated and increased the scale of the recently acquired Vega business and progressed the development and expansion of our businesses in Mexico and Canada; and

•    provided effective leadership of succession planning within the Americas Foods & Beverages business segment and the planned organizational transitions relating to WhiteWave’s pending merger with Danone S.A.

Bernard P.J. Deryckere

As President of the Europe Foods & Beverages business segment, Mr. Deryckere is responsible for developing and implementing the overall short and long-term strategies for the Europe plant-based foods and beverages platforms and overseeing product innovation. He also is responsible for the recruitment and development of qualified executives to execute the strategies of each business platform. The Compensation Committee determined that Mr. Deryckere achieved his individual performance objectives at 130% of target performance, and the individual objectives he achieved in 2016 included the following:

•    achieved year-over-year net sales growth of 13% on a constant currency basis, and operating income growth of 25% on an adjusted, constant currency basis from the prior year;

•    successfully increased sales in core European countries and expanded the Alpro brand through breakthrough product innovations, such as high protein plant-based yogurt and other ingredient beverages, such as oat milk;

•    successfully executed our capital expenditure strategy to expand capacity to support business growth and reduce excess costs, including the building of distribution and warehouse facilities in Europe;

•    continued our geographic expansion in France;

•    achieved strong volume growth across all platforms, especially in nut-based beverages, soy beverages and plant-based yogurts; and

•    expanded our strategic partnerships with key business partners through our Champions League leadership development program.

Kevin C. Yost

As U.S. Group President, Americas Foods & Beverages business segment, Mr. Yost was responsible for developing and implementing the overall short and long-term strategies for the North America plant-based food and beverage, premium dairy, coffee creamer and beverages and fresh foods platforms, overseeing product innovation, and recruiting and developing qualified executives to execute the strategies of each business platform. He also was responsible for the recruitment and development of qualified executives to execute the strategies of each business platform. The Compensation Committee determined that Mr. Yost achieved his individual performance objectives at 75% of target performance. Some of the individual objectives he achieved in 2016 and the operational challenges that impacted his overall score included the following:

•    grew net sales Americas Foods & Beverages business segment by 9%, to a record $3.6 billion, and adjusted segment operating income 14%, from the prior year;

•    successfully recruited and onboarded three new members of the Americas Foods & Beverages leadership team and transitioned two general managers to new stretch positions;

•    successfully developed and launched innovative new products, such as Silk vanilla high-protein nut-based milks, almond-based yogurt and Stōk ready-to-drink coffee, and implemented key marketing initiatives to build WhiteWave’s brands; and

•    executed a capital investment strategy to meet growth and cost objectives, including the additional of processing capacity, the acquisition of a new production facility and the expansion of warehouse capacity.

Results in the Americas Foods & Beverages segment were negatively impacted by operating difficulties experienced in the Fresh Foods platform, which incurred elevated supply chain costs and lower than planned sales for full year 2016, and by a Silk beverages packaging design change implemented in third quarter, which negatively impacted sales and market share performance. Mr. Yost’s rating for his individual objectives reflect these challenges.

Kelly J. Haecker

Mr. Haecker served as Executive Vice President, Chief Financial Officer, until March 31, 2016, when he relinquished his role as an executive office but remained with WhiteWave as Senior Vice President, Special Projects. The Compensation Committee determined that Mr. Haecker achieved his individual performance objectives at 80% of target performance, and the individual objectives he achieved in 2016 included the following:

•    ensured the successful transition of the principal financial officer responsibilities to Mr. Christenson;

•    supported financial leadership in connection with the negotiation of our agreement to be acquired by Danone S.A.; and

•    coordinated WhiteWave’s collection of information and response to the second request for information from the U.S. Department of Justice regarding the pending Danone S.A. merger.

Mr. Haecker’s individual performance rating was negatively impacted by business disruptions in the Fresh Foods platform due to the implementation of SAP in the business in late 2015.

2016 Overall Performance

The table below shows the STI Plan payout targets for fiscal year 2016 and the actual payouts for our Named Executive Officers. The actual payout for 2016 reflects WhiteWave’s pay for performance philosophy, with actual payouts to individual executive officers reflecting the financial results of their respective business segment or corporate function as well as their respective achievement of preapproved individual objectives.

			Weighted Payout as a % of Target			Actual STI Payouts
Name	Target Payout as % of Salary	STI Target Payout	Corporate Financial Objectives	Segment Financial Objectives	Individual Objectives	Financial Objectives	Individual Objectives	Total Actual Payout
Gregg L. Engles	125%	$1,400,000	80%	—	20%	$1,168,160	$280,000	$1,448,160
Gregory S. Christenson	70%	$315,000	80%	—	20%	$262,836	$63,000	$325,836
Blaine E. McPeak	100%	$675,000	80%	—	20%	$563,220	$162,000	$725,220
Bernard P.J. Deryckere	75%	$376,842	20%	60%	20%	$407,290	$97,904	$505,194
Kevin C. Yost	85%	$467,500	20%	60%	20%	$235,994	$70,125	$306,119
Kelly J. Haecker	70%	$350,000	80%	—	20%	$292,040	$56,000	$348,040

Long-Term Incentive Compensation

We believe that a substantial portion of each executive officer’s compensation should be dependent on the creation of long-term value for our stockholders. Our LTI program is designed to align the value created for our stockholders with the rewards provided to our executives, and to motivate our executive officers to improve our multi-year financial performance. Our Compensation Committee believes that our mix of PSU, RSU and stock option awards provides meaningful focus on share price appreciation through the use of stock options and PSUs, while at the same time providing some retention reinforcement through the use of service-based RSUs. For 2016, the Compensation Committee approved the following mix of LTI awards, which is the same mix used for 2015:

2016 LTI Awards
Stock Options	33.33%
Restricted Stock Units (RSUs)	33.34%
Performance Stock Units (PSUs)	33.33%

The Compensation Committee annually reviews market practices and trends, as well as the number of shares available to grant to employees under our plans, in determining the mix of awards. The Committee believes stock options motivate our executives to increase stockholder value, since a stock option has value only to the extent the Company’s stock price appreciates after grant; RSUs provide an ongoing retention element and a continuing link to stockholder value; and PSUs reward our executives only if our profitability growth exceeds the market and aligns the Company’s performance metrics with WhiteWave’s strategic focus and priorities.

The PSUs vest based on WhiteWave’s adjusted diluted earnings per share growth over the three-year performance period relative to the adjusted diluted earnings per share growth of companies in the S&P 500, and have one, two and three year performance cycles, with one-third of the award subject to vesting in each performance cycle.

	2016	2017	2018
1-year performance cycle	33% of target shares
2-year performance cycle		33% of target shares
3-year performance cycle			33% of target shares

In the first performance cycle, WhiteWave’s one-year adjusted diluted earnings per share growth will be measured against the one-year adjusted diluted earnings per share growth of S&P 500 companies; in the second performance cycle, WhiteWave’s cumulative adjusted diluted earnings per share growth over the prior two years will be measured against the cumulative two-year adjusted diluted earnings per share growth of S&P 500 companies; and in the final performance cycle, WhiteWave’s cumulative adjusted diluted earnings per share growth over the prior three years will be measured against the cumulative three-year adjusted diluted earnings per share growth of S&P 500 companies. EPS growth rate will be measured as a simple, average growth rate. There is no “catch up” or “retesting” at the end of the three-year performance period for previous performance cycles. The payout range is:

	Relative EPS Growth Rank	Performance Stock Units Earned as a Percentage of Target*
Maximum	75th percentile or above	200%
Target	50th percentile	100%
Threshold	25th percentile	25%
No Payout	Less than 25th percentile	0%

*	Linear interpolation for performance between percentiles shown

The first PSU awards were granted in February 2015. In April 2016, the Compensation Committee certified WhiteWave’s relative performance and the payout percentage for the first performance cycle, which comprises one-third of the 2015 PSUs. The Committee certified that the Company achieved a 78th percentile rank relative to the companies in the Comparison Group with respect to the PSU performance criteria, and approved the payout of the 2015 PSUs at 200% of target.

In determining the design of the PSUs, the Compensation Committee chose relative EPS because it believes that EPS is a better measure of WhiteWave’s overall financial performance than other relative measures; EPS provides a stronger and more direct incentive to senior management to focus on WhiteWave’s profitability; and growth in EPS ultimately should drive sustainable long-term value creation for stockholders. The Compensation Committee chose the S&P 500 as the comparison group (rather than the Benchmark Peer Group or another self-constructed or index peer group) because back-testing confirmed that the S&P 500 historically has had stronger overall performance (and, therefore, would provide a more rigorous performance standard), and includes more high growth, acquisitive companies. The Compensation Committee also believes that the S&P 500 will be less volatile or susceptible to performance aberrations than a smaller comparison group.

In determining the amount of individual LTI awards granted to each executive officer, the Compensation Committee considers WhiteWave’s financial and operational performance; the executive’s individual performance, potential future contributions, and his or her prior year’s award value; and strategic corporate-wide factors, such as succession planning and retention considerations, as well as market data for the executive officer’s position at the companies in the Benchmark Peer Group. LTI awards also may be granted when an executive is promoted to, or within, a senior executive position to recognize the increase in the scope of his or her role and responsibilities. Once individual LTI award amounts have been set, the Compensation Committee compares the aggregate LTI award amount to the Benchmark Peer Group to evaluate whether the overall size of the LTI program is competitive and consistent with market practice.

The table below shows the LTI awards granted to our Named Executive Officers in 2016:

	2016 LTI Grant Date Fair Value($)(1)	Options(#)	RSUs(#)	PSUs(#) (2)
Gregg L. Engles	$5,999,974	179,193	55,428	55,411
Gregory S. Christenson	$949,976	28,372	8,776	8,773
Blaine E. McPeak	$1,999,979	59,731	18,476	18,470
Bernard P.J. Deryckere	$999,984	29,865	9,238	9,235
Kevin C. Yost	$1,249,968	37,331	11,547	11,544
Kelly J. Haecker (3)	—	—	—	—

(1)	The Grant Date Fair Value is calculated in accordance with ASC Topic 718 related to “Compensation—Stock Compensation,” without taking into account estimated forfeitures, and is based on $36.09, the closing stock price on the date of grant.

(2)	PSUs are reported at target level performance. Under the terms of the award agreements, vesting of the PSUs may range from 0% to 200%, depending on our adjusted EPS growth relative to the adjusted EPS growth of S&P 500 companies.

(3)	Mr. Haecker stepped down as an executive officer on March 31, 2016 and had planned to retire from WhiteWave; however he subsequently agreed to remain in a non-executive officer capacity. As a result, he did not receive an equity award grant in 2016.

Determination of the 2016 Compensation of our Named Executive Officers

Compensation of Our Chief Executive Officer. With respect to the compensation of Gregg L. Engles, our Chairman and Chief Executive Officer, the Compensation Committee is responsible for approving relevant corporate goals and objectives, evaluating his performance in light of those goals and objectives and, together with the other independent directors, determining and approving his compensation based on their evaluation. At the beginning of 2016, the Compensation Committee established Mr. Engles’ specific objectives for 2016. In January 2017, Mr. Engles prepared a self-assessment of his performance for 2016, which was presented to our Lead Director and the Chair of the Compensation Committee for review. Our Lead Director and the Chair of the Compensation Committee then coordinated the review and discussion of Mr. Engles’ performance by the Compensation Committee and all of the independent directors, and the independent directors approved a performance rating and individual payout factor for Mr. Engles. Other than preparation of his performance self-assessment, Mr. Engles does not participate in the process of determining his own compensation, nor was he present for the discussions regarding his compensation. An overview of key achievements that were considered when evaluating Mr. Engles’ 2016 performance is discussed under the heading “—Annual Cash Compensation—Short-Term Incentive Compensation.”

When considering Mr. Engles’ compensation under the applicable compensation programs and policies, the Compensation Committee and our other independent directors considered Mr. Engles’ base salary, STI compensation, LTI compensation, and total direct compensation compared to the compensation of the chief executive officers of companies in the Benchmark Peer Group, WhiteWave’s financial, strategic and stock performance in the past year, and Mr. Engles’ extensive skills and experience. The Compensation Committee also applied the metrics described under “—Annual Cash Compensation—Short-Term Incentive Compensation,” and “—Long-Term Incentive Compensation.” The difference in magnitude and mix of target total compensation between Mr. Engles’ compensation and the compensation of our other Named Executive Officers reflects the significant difference in their responsibilities. Mr. Engles is directly responsible for establishing and driving our strategy and for ensuring that the strategy is fully executed across our organization. In addition, Mr. Engles is directly responsible for selecting, retaining, managing, and developing the executive team that will develop and execute corporate strategy.

Role of Chief Executive Officer in Compensation of Other Named Executive Officers. At the beginning of 2016, performance objectives for 2016 were established for all of our Named Executive Officers. Mr. Engles worked with the Named Executive Officers to develop their specific objectives to present to the Compensation Committee for approval. The Compensation Committee approved the specific objectives for each of our Named Executive Officers at the beginning of 2016, and monitored performance against those specific objectives throughout the year.

In February 2017, Mr. Engles presented to the Compensation Committee his assessments of the 2016 performance of the Named Executive Officers against their respective performance objectives and recommended payout percentages under the 2016 STI plan and changes to each Named Executive Officer’s compensation for 2017. Mr. Engles based his compensation recommendations with respect to our Named Executive Officers on the same Benchmark Peer Group market data reviewed by the Compensation Committee, his subjective review of each Named Executive Officer’s overall performance and contributions to WhiteWave as a whole and their respective business segment, and the overall performance of WhiteWave and the Named Executive Officer’s applicable business segment. While they considered Mr. Engles’ recommendations with respect to the compensation of our Named Executive Officers, our Compensation Committee made all final compensation decisions relating to such Named Executive Officers.

Role of Independent Compensation Consultant. The Compensation Committee has retained Meridian Compensation Partners, LLC as its independent executive compensation consultant. Among other things, Meridian advises the Compensation Committee with respect to the design and performance measures for WhiteWave’s annual STI Plan and all of our other executive compensation programs, advises the Compensation Committee with respect to its Benchmark Peer Group and provides competitive market data from the Benchmark Peer Group for specific executive positions. The Compensation Committee annually reviews its relationship with Meridian to evaluate whether the Committee’s goals are being achieved and that Meridian is independent in light of SEC rules and the NYSE listing standards.

Other Compensation Practices and Policies

Governance Practices Related to Executive Compensation

In addition to designing our compensation plans to achieve the objectives outlined above, the Compensation Committee seeks to implement corporate governance best practices to align the interests of our executive officers with the interests of our stockholders. A summary of some of those compensation policies is set forth below:

Stock Ownership Guidelines

Our executive officers are required to meet the following stock ownership requirements within five years after becoming subject to the guidelines:

•       CEO to own shares of WhiteWave common stock equal in value to six times his annual base salary, and

•       other executive officers to own shares of WhiteWave common stock equal in value to three times their annual base salary.

Shares of our common stock, restricted stock awards, and RSUs, whether vested or unvested, are counted toward the ownership requirement. PSUs and vested and unexercised stock options do not count towards the ownership requirement. All of our Named Executive Officers are in compliance with their respective stock ownership requirements.

Clawback Policy

Our clawback policy provides the Company with the right to recover all or part of an executive officer’s annual bonus or LTI award, or to cancel any LTI award, if WhiteWave is required to restate its audited financial statements under certain circumstances. Under the policy, the Compensation Committee may require the return, repayment or forfeiture of any annual or LTI payment or award made or granted to an executive officer if the payment or award was predicated upon achieving certain financial results that were subsequently the subject of a restatement, the executive officer engaged in intentional misconduct that caused the need for the restatement, and a lower payment or award would have been made to the executive officer based upon the restated financial results. In addition, the Compensation Committee may require the repayment of any profits realized by such executive officer on the sale of WhiteWave securities received pursuant to any such award granted during such 12-month period following WhiteWave’s filing with the SEC of financial statements that are later the subject of such a restatement.

Prohibition on Hedging and Other Derivative Activities

Our anti-hedging policy prohibits WhiteWave’s officers and directors from hedging WhiteWave common stock or from purchasing any financial instruments (including, without limitation, prepaid variable forward contracts, equity swaps, collars, exchange funds and private or publicly traded options, puts or calls) that are designed to hedge or offset any decrease in the market value of WhiteWave securities owned by the director or executive officer.

Prohibition on Pledges

Our pledging policy prohibits our directors and executive officers from pledging shares of our common stock; provided that WhiteWave’s Lead Director (or other designated independent director), in consultation with our General Counsel, may grant an exception if: (1) the value of the pledged shares equals no more than 25% of his or her total ownership of WhiteWave stock, (2) he or she is in compliance with WhiteWave’s stock ownership requirements (excluding the pledged shares), and (3) he or she demonstrates the financial capacity to repay the loan without resorting to the pledged securities. As of the date of this Form 10-K/A, no exceptions to the policy have been granted.

No Tax Gross-Ups in our CIC Agreements	None of our change in control agreements with our executive officers contains excise tax gross-up provisions.

Double Trigger Provisions in our CIC Agreements

Except for Mr. Haecker’s amended change in control agreement, all of our change in control agreements with our executive officers contain double trigger provisions, which require that severance benefits are only triggered if both a change in control occurs and the executive officer’s employment is terminated without cause (or the executive officer terminates employment for good reason) within thirteen months following the change in control. In August 2016 we signed a letter agreement with Mr. Haecker that modifies his change in control agreement to provide that, if a change in control occurs within twelve months, then subject to his continued employment with WhiteWave and his continued assistance with transitional matters, he may resign his employment within 30 days after the change in control occurs and be entitled to the severance and other benefits contained in his change in control agreement. All equity awards granted to our executive officers after 2014 are subject to “double trigger” accelerated vesting upon a change in control (i.e., they vest if the executive’s employment is terminated without cause or by the executive for good reason within twenty-four months following a change in control) unless the acquiring company does not assume (and continue) the award following the change in control.

Deferred Compensation Plan, Supplemental Employee Retirement Plan and Alpro Top Hat Plan

Employees of WhiteWave with high base compensation may defer a portion of their salary and bonus each year into the WhiteWave Executive Deferred Compensation Plan (the “EDCP”), which is a nonqualified tax deferred plan. This program is intended to promote retention by providing a long-term savings opportunity on a tax-efficient basis. We believe a deferred salary and bonus plan is a potential retention tool for our eligible executives, and that our program is similar to programs offered at most Benchmark Peer Group companies. The amounts deferred are informally funded as unsecured obligations of WhiteWave, receive no preferential standing, and are subject to the same risks as any of WhiteWave’s other unsecured obligations. The participants in this plan may choose from a number of externally managed mutual fund investment funds, and their investment fund balances track the rates of return for these accounts. Employees receive a matching contribution that is equal to the amount of match they did not receive in the 401(k) Plan as a result of participating in the EDCP. The EDCP also permits our executive officers and non-management directors to defer restricted stock units, which will be paid out only in shares of WhiteWave common stock upon the expiration of the deferral period. All of the Named Executive Officers, except Mr. Deryckere, are eligible to participate in this plan. In 2016, none of the Named Executive Officers elected to defer salary and/or bonus pursuant to this plan.

We also maintain a Supplemental Executive Retirement Plan (the “SERP”), which is a nonqualified deferred compensation arrangement for our employees earning compensation in excess of the maximum compensation that can be taken into account with respect to the 401(k) Plan, as set forth in the Internal Revenue Code. The SERP is designed to provide these employees with retirement benefits from WhiteWave that are equivalent, as a percentage of total compensation, to the benefits provided to other employees under the 401(k) Plan. WhiteWave credits to each eligible employee’s account an amount equal to 4% of his or her covered compensation in excess of the maximum described above, and credits interest on those balances at the mid-term applicable federal rate set by the IRS, plus 1%. Each employee’s plan balance will be paid to him or her upon termination of employment, a change in control, or the employee’s death or qualifying disability. All of the Named Executive Officers, except Mr. Deryckere, are eligible to participate in this plan. We do not maintain a defined benefit plan for any of our Named Executive Officers, except for Mr. Deryckere, who participates in a Belgian pension plan.

In addition, Mr. Deryckere is eligible for contributions to the Alpro Top Hat Plan, which is a Belgian tax-qualified deferred compensation benefit plan for Alpro key employees. Pursuant to the Top Hat Plan, we contribute 32% of all variable compensation paid to Mr. Deryckere to this plan. Variable compensation under the Alpro Top Hat Plan is composed of payments made under WhiteWave’s STI plan and payouts of retention awards granted by Alpro in prior years. As state pension programs in Belgium are capped based on salary, a top hat plan for executives is a common market practice to safeguard retirement benefits for individuals with salaries above the state benefit ceilings. The Alpro Top Hat Plan pays benefits upon retirement, which is defined as age 65, and the benefits are taxable to the participant upon retirement.

Other Compensation

We provide our executive officers with a limited number of perquisites. For example, we provide an executive long-term disability benefit for our executive officers and other key employees that pays the officer a set monthly payment in the event he or she becomes disabled.

The Compensation Committee also approved certain personal use of the WhiteWave corporate aircraft for our Chairman and Chief Executive Officer, as described below in the “Summary Compensation Table for 2016.” The Compensation Committee believes that the enhanced security and efficiency this benefit provides is appropriate and is in the interests of WhiteWave and its stockholders. The incremental costs to WhiteWave of providing personal travel on corporate aircraft are included in the “2016 All Other Compensation” table.

We purchase tickets to various cultural, charitable, civic, entertainment, and sporting events for business development and relationship building purposes, as well as to maintain involvement in communities in which we operate and our employees live. Occasionally, our employees, including our executives, make personal use of tickets that would not otherwise be used for business purposes.

Our senior executives, including our Named Executive Officers, participate in WhiteWave’s broad-based programs generally available to all employees or other key employees, including our 401(k) Plan, health and dental plans and various other insurance plans, such as disability and life insurance. For additional information regarding perquisites and other compensation, see the “2016 All Other Compensation” table.

Severance and Change in Control Benefits

Executive Severance Plan. We maintain an Executive Severance Plan that provides severance benefits to certain designated officers of WhiteWave, including all of our Named Executive Officers except Mr. Deryckere, who are involuntarily terminated (other than for cause), or who voluntarily terminate their employment for good reason. We offer these benefits to facilitate hiring and retention of high caliber executives in a competitive labor market. Under the plan, the covered Named Executive Officers would be entitled to receive a payment in an amount up to two times the sum of his base salary and target bonus, plus a pro rata portion of his bonus for the fiscal year in which the termination occurs. In addition, the terminated officer would receive a cash payment for the fair market value of all outstanding and unvested LTI awards that would vest up to 36 months, for the Chief Executive Officer, or 24 months, for other executive officers, following the termination date based on the average closing price of WhiteWave’s stock for the 30 days immediately following the date of severance; however, unvested LTI awards the payment of which is based upon the satisfaction of performance criteria will be valued based on the measurement of the performance criteria as of the end of the calendar year in which the termination occurs, unless otherwise expressly provided in the terms of the award. For additional information regarding our severance benefits, see the “Estimated Payments upon a Qualified Termination” table and related narrative.

Change in Control Agreements. We also have entered into agreements with all of our Named Executive Officers, except Mr. Deryckere, pursuant to which, in the event of a change in control and a subsequent qualifying termination, each of such officers is entitled to receive: (i) a lump sum cash payment equal to three times the sum of his annual base salary plus his target bonus for the year in which the termination occurs; (ii) a prorated bonus for the portion of the year served prior to the termination; (iii) the unvested balance of his 401(k) account, plus three times his most recent annual match by the Company; (iv) continued insurance benefits for two years; and (v) certain outplacement services. In addition, in August 2016 we signed a letter agreement with Mr. Haecker that modifies his Change in Control Agreement. Under the side letter agreement, if a change in control occurs within twelve months after the date of the side letter agreement, then, subject to Mr. Haecker’s continued employment with WhiteWave and his continued assistance with transitional matters through such date, if he resigns his employment within 30 days after the change in control occurs he will be entitled to the severance and other benefits contained in his change in control agreement. For additional information regarding our change in control benefits, see the “Estimated Payments Upon Termination Following a Change in Control” table and related narrative.

Agreement with Bernard P.J. Deryckere. Mr. Deryckere is not a U.S. citizen and therefore is not eligible for benefits under the Executive Severance Plan or pursuant to a change in control agreement; however, under his existing agreement, upon a termination of his employment agreement for any reason other than for “serious cause” as defined in Article 35 of the Belgium Employment Contracts Act, Mr. Deryckere would be entitled to receive an amount equal to the product of (i) the greater of 24 months, or the maximum statutory amount, which provides for a maximum of three months per five years of service, multiplied by (ii) his current salary, bonus and all other compensation and benefits, if any, payable to him in the 12 months prior to his termination. In addition, if WhiteWave terminates Mr. Deryckere’s employment without “serious cause,” or Mr. Deryckere terminates his employment for good reason, Mr. Deryckere would be entitled to an additional amount equal to 12 months’ salary, which additional amount shall be reduced by any number of months greater than 24 payable with respect to the severance indemnity, calculated by using the maximum statutory formula set forth above. For additional information, see “Executive Severance Plan—Agreement with Bernard P.J. Deryckere.”

Consideration of the 2016 Stockholder Advisory Vote on our Executive Compensation

We provide our stockholders with a tri-annual advisory vote on the compensation of our Named Executive Officers. At our 2016 annual meeting of stockholders, the compensation of our 2016 Named Executive Officers was approved by slightly over 95% of the votes cast on the proposal, which demonstrated strong stockholder support for our executive compensation program. The Compensation Committee considered this result when evaluating our 2017 executive compensation program and concluded that the current compensation programs effectively align pay and performance and promote long-term shareholder value. As a result, the Compensation Committee made no specific program changes as a result of the voting results.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for the year ended December 31, 2016.

This report is presented by:

The members of the Compensation Committee

Stephen L. Green (Chairman)

Joseph S. Hardin, Jr.

W. Anthony Vernon

Summary Compensation Table for 2016

The following table presents the compensation of our named executive officers for fiscal year 2016 and, to the extent required by SEC executive compensation disclosure rules, fiscal years 2015 and 2014. For fiscal year 2016, our named executive officers are Gregg L. Engles, our principal executive officer, Gregory S. Christenson, our principal financial officer, and Messrs. McPeak, Yost and Deryckere, the next three most highly-compensated executive officers who were serving as executive officers of WhiteWave at the end of fiscal year 2016. The named executive officers for 2016 also include Kelly J. Haecker, who served as our principal financial officer until March 31, 2016.

For information on the role of each component within the total executive compensation program, see the relevant description in the “Executive Compensation—Compensation Discussion and Analysis—2016 Compensation Program.”

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Gregg L. Engles	2016	1,120,000	4,000,180	1,999,794	1,448,160	—	379,193	8,947,327
Chairman of the Board and Chief Executive Officer	2015	1,120,000	4,000,140	1,999,788	1,954,960	—	384,077	9,458,965
	2014	1,120,000	2,249,999	2,249,889	2,564,800	—	608,475	8,793,163

Gregory S. Christenson (6)	2016	450,000	633,344	316,632	325,836	—	30,119	1,755,931
Executive Vice President and Chief Financial Officer

Blaine E. McPeak	2016	675,000	1,333,381	666,598	725,220	—	69,800	3,469,999
Executive Vice President and Chief Operating Officer	2015	650,000	1,000,025	499,938	943,020	—	58,836	3,151,819
	2014	650,000	875,006	874,955	924,300	—	127,860	3,452,121

Bernard P.J. Deryckere (7)	2016	502,455	666,691	333,293	505,194	123,265	199,607	2,330,505
Executive Vice President and President, Europe Foods & Beverages	2015	504,076	666,645	333,296	433,223	105,852	175,873	2,218,965
	2014	554,107	499,988	499,978	641,655	182,988	244,707	2,623,424

Kevin C. Yost	2016	550,000	833,354	416,614	306,119	—	46,204	2,152,291
Executive Vice President	2015	550,000	666,645	333,296	218,240	—	53,408	1,821,589
and U.S. Group President, Americas Foods & Beverages	2014	550,000	1,000,009	999,224	436,480	—	117,684	3,103,397

Kelly J. Haecker	2016	500,000	—	—	348,040	—	52,027	900,067
Former Executive Vice President, Chief Financial Officer	2015	500,000	833,315	416,617	481,740	—	45,997	2,277,669
	2014	500,000	499,988	499,978	648,200	—	61,230	2,209,396

(1)	Amounts shown include amounts deferred under the 401(k) Plan.

(2)	Amounts reported for stock awards represent the aggregate grant date fair value of awards calculated in accordance with the accounting guidance on share-based payments, valued based on the closing price of WhiteWave’s common stock on the grant date. Stock awards for 2016 consist of RSUs and PSUs. PSUs granted in 2016 are reported assuming the probable outcome at grant date of the performance conditions (i.e., target (100%) for 2016, 2017 and 2018) and do not reflect the value that may ultimately be realized by the named executive officer. The grant date fair value assuming maximum performance of the PSUs for the full three-year performance period is as follows: Engles ($3,999,566); Christenson ($633,235); McPeak ($1,333,165); Deryckere ($666,582); and Yost ($833,246). Mr. Haecker did not receive a stock or option award grant in 2016.

(3)	Amounts reflect the aggregate grant date fair value of stock options granted to each Named Executive Officer, calculated in accordance with ASC Topic 718 related to “Compensation—Stock Compensation.” See Note 11, “Share-Based Compensation” to our audited consolidated financial statements contained in our 2016 Form 10-K for a description of the relevant assumptions used in calculating the grant date fair value.

(4)	Consists of amounts earned under the 2016 STI Plan, which is described under “Compensation Discussion and Analysis—Annual Cash Compensation—Short-Term Incentive Compensation.”

(5)	Amounts shown in the “All Other Compensation” column include the following:

2016 All Other Compensation (a)

Name	Aircraft Usage ($)(b)	SERP ($)(c)	Defined Contribution Plan(d)	401(k) Company Match	Car Allowance (e)	Other ($)(f)	Total ($)
Gregg L. Engles	217,644	138,515	—	10,600	—	12,434	379,193
Gregory S. Christenson	—	15,079	—	10,600	—	4,440	30,119
Blaine E. McPeak	—	53,372	—	10,600	—	5,828	69,800
Bernard P.J. Deryckere	—	—	161,662	—	19,007	18,938	199,607
Kevin C. Yost	—	29,705	—	10,600	—	5,899	46,204
Kelly J. Haecker	—	36,097	—	10,600	—	5,330	52,027

(a)	Amounts in the table do not include group health, medical, disability or other benefits that are available generally to all WhiteWave employees.

(b)	Consists of the incremental costs of using the corporate aircraft for personal travel. The incremental cost of personal travel on corporate aircraft is based on the variable cost per hour of operating the aircraft multiplied by the number of hours of personal travel.

(c)	We maintain a Supplemental Executive Retirement Plan (“SERP”) for the benefit of employees who receive salary and bonus in excess of the amount that IRS regulations allow to be contributed to a 401(k) plan. The amount shown is the amount credited to the Named Executive Officer’s account under the SERP. See “Compensation Discussion and Analysis—Other Compensation Practices and Policies—Deferred Compensation Plan, Supplemental Employee Retirement Plan and Alpro Top Hat Plan” for more information regarding the SERP.

(d)	Consists of contributions to Alpro’s Top Hat Plan for 2016 for the benefit of Mr. Deryckere, which equals 32% of his annual bonus under the 2016 STI Plan. See “Compensation Discussion and Analysis—Other Compensation Practices and Policies—Deferred Compensation Plan, Supplemental Employee Retirement Plan and Alpro Top Hat Plan” for more information on the Alpro Top Hat Plan.

(e)	Represents the cost of providing a company car, including insurance and maintenance, for Mr. Deryckere.

(f)	Represents amounts paid by WhiteWave for life insurance and long-term disability premiums.

(6)	Mr. Christenson became an executive officer of WhiteWave on April 1, 2016 when he was promoted to Chief Financial Officer.

(7)	All amounts in the table for Mr. Deryckere, except for amounts in the equity award columns, were denominated in Euros and converted to U.S. dollars at the rate of 1 Euro = 1.10673 U.S. dollars, the average currency exchange rate for 2016.

Agreements with our Executive Officers

In connection with our initial public offering, we entered into employment agreements with the executives serving as our U.S.-based executive officers at that time, including Messrs. Engles, McPeak and Haecker. Each of these employment agreements has an initial term of three years, and will automatically renew at the end of its then-current term for successive one-year periods, unless and until we, or the executive officer, provide a notice of non-renewal at least 30 days prior to the expiration of the agreement’s then-current term. The agreements provide that each officer will continue to receive a base salary and an annual STI target bonus opportunity at least equal to his base salary and STI target bonus opportunity as of our initial public offering. Each executive officer also is entitled to receive benefits coverage consistent with the eligibility provisions of the applicable plans and perquisites on the same basis as generally made available to WhiteWave’s senior executives. Each employment agreement also contains standard non-compete and confidentiality provisions.

Grants of Plan-Based Awards in Fiscal Year 2016

Name	Grant Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)
Gregg L. Engles	STI	—	14,000	1,400,000	2,800,000
	PSU	2/15/16				13,853	55,411	110,822				1,999,783
	RSU	2/15/16							55,428			2,000,397
	Option	2/15/16								179,193	$36.09	1,999,794
Gregory S. Christenson	STI	—	3,150	315,000	630,000
	PSU	2/15/16				2,193	8,773	17,546				316,618
	RSU	2/15/16							8,776			316,726
	Option	2/15/16								28,372	$36.09	316,632
Blaine E. McPeak	STI	—	6,750	675,000	1,350,000
	PSU	2/15/16				4,618	18,470	36,940				666,582
	RSU	2/15/16							18,476			666,799
	Option	2/15/16								59,731	$36.09	666,598
Bernard P.J. Deryckere	STI	—	3,768	376,842	753,683
	PSU	2/15/16				2,309	9,235	18,470				333,291
	RSU	2/15/16							9,238			333,399
	Option	2/15/16								29,865	$36.09	333,293
Kevin C. Yost	STI	—	4,675	467,500	935,000
	PSU	2/15/16				2,886	11,544	23,088				416,623
	RSU	2/15/16							11,547			416,731
	Option	2/15/16								37,331	$36.09	416,614
Kelly J. Haecker (4)	STI	—	3,500	350,000	700,000	—	—	—	—	—	—	—

(1)	Consists of amounts payable under the 2016 STI Plan. The actual amounts paid pursuant to these awards are included in the “Summary Compensation Table for 2016” in the “Non-Equity Incentive Plan Compensation” column. See “Compensation Discussion and Analysis—2016 Compensation Program—Annual Cash Compensation—Short-Term Incentive Compensation” for a description of this plan.

(2)	These columns contain the performance-based PSU grants only. The PSUs will vest based on WhiteWave’s adjusted diluted earnings per share growth over the three-year performance period relative to the adjusted diluted earnings per share growth of companies in the S&P 500, and have one, two and three year performance cycles, with one-third of the award subject to vesting in each performance cycle. The “Threshold” column represents the minimum amount payable when threshold performance is met. If performance is at or below the threshold performance, no amount is paid. The “Target” column represents the amount payable if the specified target cumulative relative EPS performance target is met or exceeded by the end of each performance cycle. The “Maximum” column represents the maximum payout possible, which is achieved if the specified maximum cumulative relative EPS performance target is met or exceeded by the end of each performance cycle. In accordance with the SEC executive compensation disclosure rules, amounts reported in the Grant Date Fair Value column are based on achievement of the target performance level. In the event of a change in control, the PSUs that are (i) assumed or continued following the change in control will vest on an accelerated basis only upon a qualifying termination of the holder, or (ii) not assumed or continued will vest in full as of the date of the change in control. The PSUs also will continue to vest and will be settled based on actual performance at the end of the total performance period if (i) the employee retires after reaching age 65, (ii) the employee retires after 10 years of service and after reaching age 55, or (iii) a death or qualified disability occurs with respect to the employee (each, a “Qualified Retirement”).

(3)	These columns contain RSUs and stock options, which were granted pursuant to the WhiteWave Amended and Restated 2012 Stock Incentive Plan and vest ratably over three years beginning on the first anniversary of the grant date. In the event of a change in control, the RSUs and options that are (i) assumed or continued following the change in control will vest on an accelerated basis only upon a qualifying termination of the holder, or (ii) not assumed or continued will vest in full as of the date of the change in control. The RSUs and options also will vest upon a Qualified Retirement.

(4)	Mr. Haecker stepped down as an executive officer on March 31, 2016 and had planned to retire from WhiteWave, however he subsequently agreed to remain in a non-executive officer capacity. As a result, he did not receive an equity award grant in 2016.

Outstanding Equity Awards at 2016 Fiscal Year-End (1)

		Option Awards(2)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gregg L. Engles	2/15/2016	—	179,193	36.09	2/15/2026	55,428	3,081,797	110,822	6,161,703
	2/17/2015	54,955	109,908	38.96	2/17/2025	34,229	1,903,132	68,438	3,805,153
	2/14/2014	174,410	87,205	26.91	2/14/2024	27,870	1,549,572	—	—
	2/15/2013	469,673	—	15.16	2/15/2023	—	—	—	—
	10/25/2012	1,014,493	—	17.00	10/25/2022	—	—	—	—
	2/17/2012	1,087,280	—	11.10	2/17/2022	—	—	—	—
	2/24/2011	568,961	—	9.52	2/24/2021	—	—	—	—
	2/12/2010	241,467	—	13.39	2/12/2020	—	—	—	—
	2/13/2009	467,530	—	18.46	2/13/2019	—	—	—	—
	1/15/2008	451,221	—	23.33	1/15/2018	—	—	—	—
	2/12/2007	47,279	—	27.69	2/12/2017	—	—	—	—
	2/12/2007	265,014	—	27.69	2/12/2017	—	—	—	—

TOTAL		4,842,283	376,306			117,527	6,534,501	179,260	9,966,856

Gregory S. Christenson	2/15/2016	—	28,372	36.09	2/15/2026	8,776	487,946	17,546	975,558
	2/17/2015	5,496	10,992	38.96	2/17/2025	3,422	190,263	—	—
	2/14/2014	12,596	6,298	26.91	2/14/2024	2,013	111,923	—	—
	7/1/2013	24,178	—	16.91	7/1/2023

TOTAL		42,270	45,662			14,211	790,132	17,546	975,558

Blaine E. McPeak	2/15/2016	—	59,731	36.09	2/15/2026	18,476	1,027,266	36,940	2,053,864
	2/17/2015	13,739	27,476	38.96	2/17/2025	8,557	475,769	17,108	951,205
	2/14/2014	67,826	33,913	26.91	2/14/2024	10,838	602,593	—	—
	2/15/2013	139,784	—	15.16	2/15/2023	—	—	—	—
	10/25/2012	301,932	—	17.00	10/25/2022	—	—	—	—
	2/17/2012	85,808	—	11.10	2/17/2022	—	—	—	—
	2/18/2011	51,970	—	9.52	2/18/2021	—	—	—	—
	2/12/2010	31,495	—	13.39	2/12/2020	—	—	—	—
	11/2/2009	11,526	—	15.35	11/2/2019	—	—	—	—
	2/13/2009	30,987	—	18.46	2/13/2019	—	—	—	—
	6/2/2008	7,610	—	19.37	6/2/2018	—	—	—	—
	1/15/2008	30,443	—	23.33	1/15/2018	—	—	—	—
	2/28/2007	25,523	—	28.18	2/28/2017	—	—	—	—

TOTAL		798,643	121,120			37,871	2,105,628	54,048	3,005,069

Bernard P.J. Deryckere (5)	2/15/2016	—	29,865	36.09	2/15/2026	9,238	513,633	18,470	1,026,932
	2/17/2015	9,159	18,318	38.96	2/17/2025	5,704	317,142	11,404	634,062
	2/14/2014	38,758	19,379	26.91	2/14/2024	6,193	344,331	—	—
	2/15/2013	5,792	—	15.16	2/15/2023	—	—	—	—
	10/25/2012	15,636	—	17.00	10/25/2022	—	—	—	—

TOTAL		69,345	67,562			21,135	1,175,106	29,874	1,660,994

Kevin C. Yost	2/15/2016	—	37,331	36.09	2/15/2026	11,547	642,013	23,088	1,283,693
	2/17/2015	—	18,318	38.96	2/17/2025	5,704	317,142	11,404	634,062
	1/2/2014	—	47,185	22.57	1/2/2024	14,769	821,156	—	—

TOTAL		—	102,834			32,020	1,780,311	34,492	1,917,755

Kelly J. Haecker	2/17/2015	11,449	22,897	38.96	2/17/2025	7,130	396,428	14,256	792,634
	2/14/2014	—	19,379	26.91	2/14/2024	6,193	344,331	—	—

TOTAL		11,449	42,276			13,323	740,759	14,256	792,634

(1)	Reflects outstanding equity awards granted under WhiteWave’s Amended and Restated 2012 Stock Incentive Plan. Awards granted on and after October 25, 2012 were granted by WhiteWave; all awards granted prior to October 25, 2012 were granted by Dean Foods. In connection with our spin-off from Dean Foods in May 2013, all Dean Foods equity-based awards held by our non-management directors and employees were converted into WhiteWave equity-based awards with respect to our common stock.

(2)	Options vest one-third on each of the first, second and third anniversary of the grant date, and also vest immediately in the following additional circumstances (i) if the employee retires after reaching age 65, (ii) other than the IPO Grants, which have a grant date of October 25, 2012, if the employee retires after reaching age 55 and after completing at least 10 years of continuous service immediately prior to retirement, and (iii) in certain cases upon death or qualified disability. Also, options granted (i) before 2015 vest immediately upon a change of control, and (ii) in and after 2015 vest immediately if a change in control occurs and the executive experiences a qualified termination of employment.

(3)	Each RSU represents the right to receive one share of WhiteWave’s common stock in the future. RSUs have no exercise price and vest ratably over three years. All RSUs also vest immediately in the following additional circumstances (i) if the executive retires after reaching age 65, (ii) if the executive retires after reaching age 55 and after completing at least 10 years of continuous service immediately prior to retirement, and (iii) in certain cases upon death or qualified disability. Also, RSUs granted (i) before 2015 vest immediately upon a change of control, and (ii) in and after 2015 vest immediately if a change in control occurs and the executive experiences a qualified termination of employment.

(4)	Each PSU represents the right to receive one share of WhiteWave’s common stock in the future. PSUs have no exercise price and vest based on a comparison of WhiteWave’s adjusted EPS growth over the three-year performance period to the adjusted EPS growth of companies in the S&P 500 over the same period. In the first year, one-third of the PSUs will vest based on our adjusted EPS growth in that year compared to the one-year adjusted EPS growth of S&P 500 companies. In the second year, one-third of the PSUs will vest based on our cumulative adjusted EPS growth over the past two years compared to the cumulative two-year adjusted EPS growth of S&P 500 companies. In the third year, one-third of the PSUs will vest based on our cumulative adjusted EPS growth over the past three years compared to the cumulative three-year adjusted EPS growth of S&P 500 companies. PSUs will be converted to common stock upon vesting and the payout range is 0% to 200%. In accordance with the SEC executive compensation disclosure rules, the amounts reported in the Grant Date Fair Value column are based on achievement of the maximum performance level.

(5)	Mr. Deryckere is a Belgian resident and historically had been granted cash settled equity-awards, rather than stock settled equity-awards. Prior to 2014, he received SARs, rather than options, and phantom share units, rather than RSUs. SARs entitle the holder to receive cash equal to the difference between the exercise price of the SAR and the current trading price of our common stock. Phantom share units entitle the holder to a cash payment equal to the increase in value of a designated number of shares over a specified vesting period.

Option Exercises and Stock Vested in Fiscal Year 2016

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)		Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)(3)
Gregg L. Engles	40,377		572,546	122,416		4,576,443
Gregory S. Christenson	—		—	6,188		254,652
Blaine E. McPeak	—		—	36,534		1,358,129
Bernard P.J. Deryckere	32,143	(4)	859,173	18,747	(5)	702,991
Kevin C. Yost	103,529		1,773,453	23,326		909,896
Kelly J. Haecker	392,131		8,266,451	27,177		1,013,832

(1)	Reflects number of shares of WhiteWave common stock acquired on exercise of option awards or vesting of stock awards.

(2)	Equals the number of underlying shares exercised multiplied by the difference between WhiteWave’s closing stock price on the exercise date and the exercise price of the options.

(3)	Equals WhiteWave’s closing stock price on the vesting date multiplied by the number of shares vested.

(4)	Consists of shares used to compute the cash value of stock appreciation rights that Mr. Deryckere exercised in 2016.

(5)	Includes 3,997 shares used to compute the cash value of phantom share units that vested during 2016.

2016 Pension Benefits

Name	Plan Name	Number of Years of Credited Service(#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year($)
Bernard P.J. Deryckere	Alpro Defined Benefit Plan	15	1,120,856	—

Mr. Deryckere participates in the Alpro Pension Plan, which is a Belgian defined benefit plan. The present value of accumulated benefits was calculated using standard Belgian rates for mortality, inflation, and future salary increases. The value presented is based on Mr. Deryckere’s current base salary of €454,000 (approximately $502,455) and is derived from projected benefits as of January 1, 2017 of €1,012,764 (approximately $1,120,856). WhiteWave funds the pension plan annually in an amount equal to 5% of salaries for covered employees. Variable compensation is not included for purposes of pension calculations. The maximum plan benefits assume payment to the covered employee of 70% of their final salary and continuous employment with the Company for 40 years. The present value of the accumulated benefit is based on the accumulated benefit built up in the pension plan over the 15 years that Mr. Deryckere has been employed by Alpro. The Alpro Pension Plan pays benefits upon retirement, which is defined as age 65.

We do not maintain an ERISA-qualified defined benefit plan for any of our U.S.-based Named Executive Officers.

Nonqualified Deferred Compensation in Fiscal Year 2016

The following narrative and table provide information on the defined contribution portion of WhiteWave’s Supplemental Executive Retirement Plan (“SERP”) and Executive Deferred Compensation Plan (“EDCP”), which are the only nonqualified deferred compensation plans for U.S.-based executive officers, and the Alpro Top Hat Plan, in which Mr. Deryckere participates.

Name	Plan	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Gregg L. Engles	SERP	—	138,515	33,456	—	1,560,198
Gregory S. Christenson	SERP	—	15,079	160	—	21,887
Blaine E. McPeak	SERP	—	53,372	7,003	—	350,965
Bernard P.J. Deryckere	Alpro Top Hat Plan	—	138,185	34,218	—	1,427,075
Kevin C. Yost	SERP	—	29,705	253	—	40,458
Kelly J. Haecker	SERP	—	36,097	4,815	—	240,689
	EDCP(4)	—	—	53,814	—	422,299

(1)	Amounts in this column also are included in the “All Other Compensation” column in the Summary Compensation Table for 2016.

(2)	Includes interest payments on balances in the SERP and investment gains (losses) on balances deferred in the Executive Deferred Compensation Plan. Participants in the Executive Deferred Compensation Plan can choose from an array of third-party deemed investment funds, and earnings vary based on participant deemed investment elections. Amounts contributed to the Alpro Top Hat Plan are invested in bonds held by an insurance company until distribution upon retirement at age 65. The aggregate balance at the end of 2016 in the Alpro Top Hat Plan is based on the accumulated benefits built up over the 15 years that Mr. Deryckere has been employed by Alpro.

(3)	Amounts in this column include the following amounts that were previously reported, in the Summary Compensation Table of proxy statements for prior years or other SEC filings, for the indicated Named Executive Officer: Mr. Engles—$712,169, Mr. Christenson—$0, Mr. McPeak—$232,774, Mr. Deryckere—$343,962, Mr. Yost—$10,500, and Mr. Haecker—$140,521.

(4)	In 2016, none of the Named Executive Officers elected to defer their salary or bonus pursuant to the EDCP; however, at the beginning of 2016 Mr. Haecker had a balance of $368,485 in the EDCP from deferrals he made in prior years.

Supplemental Executive Retirement Plan (“SERP”). The U.S.-domiciled Named Executive Officers participate in WhiteWave’s SERP, which is a nonqualified deferred compensation arrangement for employees earning compensation in excess of the maximum compensation that can be taken into account with respect to the 401(k) Plan, as set forth in the Internal Revenue Code ($265,000 in 2016). The SERP is designed to provide these employees with retirement benefits from WhiteWave that are equivalent, as a percentage of total compensation, to the benefits provided to other employees under the 401(k) Plan. WhiteWave credits to each eligible employee’s account an amount equal to 4% of his or her covered compensation in excess of the maximum described above (100% match on the first 2% of covered compensation, and 50% match on the next 4% of covered compensation), and credits interest on those balances at the mid-term applicable federal rate set by the IRS, plus 1%. Each employee’s plan balance will be paid to him or her upon termination of employment, a change in control, or the employee’s death or qualifying disability.

Executive Deferred Compensation Plan (“EDCP”). Employees of WhiteWave with high base compensation may defer a portion of their salary and bonus each year into the WhiteWave EDCP, which is a tax deferred plan. The amounts deferred are informally funded as unsecured obligations of WhiteWave, receive no preferential standing, and are subject to the same risks as any of WhiteWave’s other unsecured obligations. The participants in this plan may choose from a number of externally managed mutual fund investments, and their investment balances track the rates of return for these accounts. The EDCP also allows our executive officers and non-management directors to defer RSUs, which will be paid out only in shares of WhiteWave common stock upon the expiration of the deferral period. All of the Named Executive Officers, except Mr. Deryckere, are eligible to participate in this plan. In 2016, none of the Named Executive Officers elected to defer their salary or bonus pursuant to this plan; however at the beginning of 2016 Mr. Haecker had a balance in the EDCP from deferrals he made in prior years.

Alpro Top Hat Plan. As a Belgian resident, Mr. Deryckere is eligible to participate in the Alpro Top Hat Plan, which is a Belgian tax qualified deferred compensation benefit plan for Alpro key employees. Pursuant to the Top Hat Plan, we contribute 32% of all variable compensation paid to Mr. Deryckere to this plan. For 2016, variable compensation under the Alpro Top Hat Plan consisted of payments made to Mr. Deryckere under WhiteWave’s STI plan. As state pension programs in Belgium are capped based on salary, a top hat plan for executives is a common market practice to safeguard retirement benefits for individuals with salaries above the state benefit ceilings. The Alpro Top Hat Plan pays benefits upon retirement, and the benefits are taxable to the participant upon retirement. Amounts contributed to the Alpro Top Hat Plan are invested in bonds held by an insurance company until distribution upon retirement, which for Mr. Deryckere is at or after age 65.

Executive Officer Severance

We maintain The WhiteWave Foods Company Executive Severance Plan, which is applicable to our U.S.-based executive officers in the event of certain involuntary terminations. We also entered into an individual change in control agreement with each of our U.S.-based Named Executive Officers, which is applicable in the event of a qualifying termination following a change in control. The following is a description of the benefits that may be paid to the executive officers pursuant to the change in control agreements and the Executive Severance Plan. Our executive officers may not receive benefits under both plans.

Potential Benefits Upon a Change in Control. We have entered into agreements with our U.S.-based Named Executive Officers, pursuant to which we must, in the event of a change in control and a subsequent qualifying termination (as defined below):

•	pay each of our Named Executive Officers a lump sum cash payment equal to three times the sum of his annual base salary plus his target bonus for the year in which the termination occurs;

•	pay to each of our Named Executive Officers a prorated bonus based on actual performance for the portion of the year served prior to the termination;

•	pay each of our Named Executive Officers the unvested balance of his 401(k) account, plus three times his most recent annual match by the Company;

•	continue to provide disability and life insurance and medical coverage benefits to each of our Named Executive Officers for two years; and

•	provide certain outplacement services.

In addition, all unvested equity awards that were granted to our executive officers prior to 2015 vest in full upon a change in control. Unvested equity award granted in and after 2015 vest immediately if a change in control occurs and the executive experiences a qualified termination of employment.

Pursuant to the agreements, a “change in control” means (1) any person who becomes the “beneficial owner,” as such term is defined in the Exchange Act, directly or indirectly, of securities of WhiteWave representing 30% or more of the combined voting power of WhiteWave’s then outstanding securities; (2) individuals who currently serve on the WhiteWave Board of Directors, or whose election or nomination for election to the WhiteWave Board was approved by a vote of at least two-thirds of the directors serving on the WhiteWave Board, cease for any reason to constitute a majority of the Board of Directors of WhiteWave; (3) WhiteWave consummates a merger or consolidation with any other corporation and, as a result (i) persons who were stockholders of the Company immediately prior to such merger or consolidation do not, immediately thereafter, own, directly or indirectly and in substantially the same proportions as their ownership of WhiteWave stock immediately prior to the merger or consolidation, more than 50% of the combined voting power of the voting securities entitled to vote generally in the election of directors, and (ii) within the twelve-month period after such consummation of the merger or consolidation, the members of the Board as of the consummation of such merger or consolidation cease to constitute a majority of the Board of WhiteWave or the surviving entity; or (4) the stockholders of WhiteWave approve, and WhiteWave consummates, a sale, transfer or other disposition of all or substantially all of the assets of WhiteWave, and immediately after such transaction, the persons who were WhiteWave stockholders immediately prior to such transaction do not own, directly or indirectly and in substantially the same proportions as their ownership of WhiteWave stock immediately prior to the transaction, more than 50% of the combined voting power of the voting securities entitled to vote generally in the election of directors of the entity to which such assets are sold or transferred.

A qualifying termination means a termination of employment by WhiteWave or its successor without cause, or by the executive officer with good reason, within thirteen months following a change in control. Pursuant to the agreements, “cause” means the executive officer’s: (i) willful and intentional material breach of the change in control agreement, (ii) willful and intentional misconduct or gross negligence in the performance of, or willful neglect of, the executive officer’s duties which has caused material injury (monetary or otherwise) to WhiteWave, (iii) material breach of the Company’s Code of Ethics, or (iv) conviction of, or plea of nolo contendere to, a felony. “Good reason” means any of the following occurring prior to the first anniversary of a change in control: (i) any material reduction in the amount of the executive officer’s base salary plus bonus or significant reduction in benefits not generally applicable to similarly situated employees of WhiteWave, (ii) removal of the executive officer from the position held by him or her or any other significant reduction in the nature of his or her duties or responsibilities immediately prior to the change in control, (iii) transfer of the executive officer’s principal place of employment by more than 50 miles, or (iv) the failure of the successor company to assume the obligations under the agreement.

The agreements also contain:

•	a covenant pursuant to which the executives have agreed not to compete with WhiteWave or solicit any of WhiteWave’s employees for two years after termination; and

•	a confidentiality provision pursuant to which the executives have agreed not to divulge any of WhiteWave’s confidential information.

In addition, in August 2016 we signed a letter agreement with Kelly J. Haecker that modifies his change in control agreement. Under the side letter agreement, if a change in control occurs within twelve months after the date of the side letter agreement, then, subject to Mr. Haecker’s continued employment with WhiteWave and his continued assistance with transitional matters through such date, if he resigns his employment within 30 days after the change in control occurs he will be entitled to the severance and other benefits contained in his change in control agreement.

WhiteWave has executed an employment agreement with Mr. Deryckere, who is a Belgian resident, to provide him with similar benefits. See “Agreement with Bernard P.J. Deryckere.”

The following table presents the potential estimated payments to each Named Executive Officer if a change in control of WhiteWave had occurred as of December 31, 2016, the last day of the fiscal year.

Estimated Payments Upon Termination Following a Change in Control

Name	Severance Amount ($)(1)	Early Vesting of Stock Awards ($)(2)	Early Vesting of Stock Options/SARs ($)(3)	Other ($)(4)	Total ($)
Gregg L. Engles	7,591,800	16,501,357	7,826,836	104,635	32,024,628
Gregory S. Christenson	2,336,504	1,765,689	917,134	105,826	5,125,153
Blaine E. McPeak	4,081,800	5,110,696	2,595,516	101,486	11,889,498
Bernard P.J. Deryckere	3,507,932	2,836,100	1,443,461	367,348	8,154,841
Kevin C. Yost	3,092,893	3,698,067	2,591,660	100,178	9,482,469
Kelly J. Haecker	2,581,800	1,533,392	936,990	101,138	5,153,320

(1)	For Messrs. Engles, Christenson, McPeak, Yost and Haecker, represents (i) three times the sum of his (a) base salary in effect at the time of the termination, (b) his target short-term incentive payment for 2016, and (c) the aggregate company matching contribution to his 401(k) plan, and (ii) the balance of the unvested portion of his 401(k) account. For Mr. Deryckere, represents three times the sum of his (x) base salary in effect at the time of the termination and (y) his annual incentive and Alpro Top Hat Plan payments for 2016. Each of Messrs. Engles, Christenson, McPeak, Yost and Haecker also would be entitled to receive a pro-rated payment under our STI Plan for the fiscal year in which termination occurred, based on actual results. We have not included a value for the 2016 STI payments in the table above because the table assumes a termination as of December 31, 2016 so each executive would be entitled to receive 100% of the actual 2016 STI Plan payout. See the “Summary Compensation Table for 2016” for the amounts paid to each Named Executive Officer pursuant to our 2016 STI Plan.

(2)	Represents the cash payout of all unvested RSUs and PSUs based on WhiteWave’s closing stock price on December 31, 2016 ($55.60). Upon a change in control, all unvested equity awards granted prior to 2015 vest in full. All PSUs and RSUs granted during and after 2015 that are (i) assumed or continued following the change in control will vest on an accelerated basis upon a qualifying termination of the holder, and (ii) not assumed or continued will vest in full as of the date of the change in control. Under the terms of the PSU award agreements, upon a change in control, the performance period ends at the time of the change in control and performance is deemed achieved at greater of (i) target, with pro-ration for the portion of the performance period that elapsed through the date of the change in control and (ii) actual performance, with no pro-ration. Upon completion of our merger with Danone S.A., all unvested equity awards will vest on an accelerated basis at the closing, be cancelled and be converted into the right to receive the merger consideration. For purposes of this table, we have assumed that (a) all unvested RSUs and phantom share units vest on an accelerated basis and are cashed out based on WhiteWave’s closing stock price on December 31, 2016 ($55.60), and (b) all unvested PSUs vest on an accelerated basis and the value has been calculated based on the maximum performance level and WhiteWave’s closing stock price on December 31, 2016 ($55.60).

(3)	Represents the cash payout of all unvested stock options and SARs based on WhiteWave’s closing stock price on December 31, 2016 ($55.60). Upon a change in control, all unvested equity awards granted prior to 2015 vest in full. All stock options granted in and after 2015 that are (i) assumed or continued following the change in control will vest on an accelerated basis only upon a qualifying termination of the holder, and (ii) not assumed or continued will vest in full as of the date of the change in control. Upon completion of our merger with Danone S.A., all unvested equity awards will vest on an accelerated basis at the closing, be cancelled and be converted into the right to receive the merger consideration. For purposes of this table, we have assumed that all unvested stock options and SARs vest on an accelerated basis and are cashed out based on WhiteWave’s closing stock price on December 31, 2016 ($55.60).

(4)	For Messrs. Engles, Christenson, McPeak, Yost and Haecker, represents the value of outplacement services, long-term disability, life insurance, and medical coverage.

Executive Severance Plan. The WhiteWave Foods Company Executive Severance Plan provides severance benefits to certain designated officers of WhiteWave, including our U.S.-based Named Executive Officers, who are involuntarily terminated, other than for cause (as defined below), or who voluntarily terminate their employment for good reason (as defined below). Under the plan, all of the Named Executive Officers would be entitled to receive a payment in an amount up to two times the sum of his base salary and target bonus, plus a pro rata portion of his bonus for the fiscal year in which the termination occurs. In addition, participants would receive a cash payment for the in-the-money value of all outstanding and unvested LTI awards that would vest up to 36 months, for the Chief Executive Officer, or 24 months, for other executive officers, following the termination date based on the average closing price of WhiteWave’s stock for the 30 days immediately following the date of severance; however, cash-based awards and stock-based awards whose payment is based upon the satisfaction of performance criteria will be valued based on the measurement of the performance criteria as of the end of the calendar year in which the termination occurs, unless otherwise expressly provided in the terms of the award. The participant would also be entitled to cash payments that may be used to pay COBRA health benefits and outplacement services. A participant’s right to receive benefits under the plan is conditioned upon the execution of a release and upon such other conditions as the administrator of the Plan may determine, including execution of a non-compete agreement, non-solicitation agreement and/or non-disclosure agreement.

Under the Executive Severance Plan, “cause” means the following: (i) the participant’s conviction of any crime deemed by WhiteWave to make the executive officer’s continued employment untenable, (ii) the participant’s willful and intentional misconduct or negligence that has caused or could reasonably be expected to result in material injury to the business or reputation of WhiteWave, (iii) the participant’s conviction of or plea of guilty or of nolo contendere to a crime constituting a felony, (iv) breach by the participant of any written covenant or agreement with WhiteWave, or (v) the participant’s failure to comply with or breach of the

WhiteWave’s “code of conduct” as in effect from time to time. “Good reason” means any of the following: (i) a material reduction in the amount of the participant’s compensation or significant reduction in benefits not generally applicable to similarly situated employees of WhiteWave, (ii) a material reduction in the scope of the participant’s duties or responsibility, or (iii) the transfer of the participant’s principal place of employment by more than 50 miles.

Agreement with Bernard P.J. Deryckere. When we acquired the Alpro business in 2009, we assumed Mr. Deryckere’s existing employment agreement with Alpro. In November 2011, Mr. Deryckere’s agreement was amended to provide him with similar benefits that we provided to other executive officers upon a termination of employment that triggers severance benefits, subject to Belgian statutory law. Under his existing agreement, upon a termination of his employment for any reason other than for “serious cause” as defined in Article 35 of the Belgium Employment Contracts Act, Mr. Deryckere would be entitled to receive an amount equal to the product of (i) the greater of 24 months, or the maximum statutory amount, which provides for a maximum of three months per five years of service, multiplied by (ii) his current salary, bonus and all other compensation and benefits, if any, payable to him in the 12 months prior to his termination. In addition, if WhiteWave terminates Mr. Deryckere’s employment without “serious cause,” or Mr. Deryckere terminates his employment for good reason, Mr. Deryckere would be entitled to an additional amount equal to 12 months’ salary, which additional amount shall be reduced by any number of months greater than 24 payable with respect to the severance indemnity, calculated by using the maximum statutory formula set forth above. “Good reason” is defined as (i) a material reduction in annual base salary, target annual bonus opportunity or the aggregate value of benefits, (ii) a material reduction in the scope of duties, or (iii) the relocation of his principal place of employment more than 50 miles from the prior location. The agreement contains standard two-year non-compete and non-solicitation provisions, in consideration for which WhiteWave shall pay Mr. Deryckere a lump sum amount equal to one-half of the compensation that he would have earned over the non-compete period, unless the non-compete is waived by us.

The following table presents the potential estimated payments to each Named Executive Officer if his eligibility for benefits under the Executive Severance Plan had been triggered as of December 31, 2016, the last day of the fiscal year.

Estimated Payments Upon a Qualified Termination (1)

Name	Severance Amount ($)(2)	Cash in Lieu of Unvested RSUs/PSUs ($)(3)	Cash in Lieu of Unvested Stock Options/ SARs ($)(4)	Other ($)(5)	Total ($)
Gregg L. Engles	5,040,000	13,417,689	7,744,049	351,676	26,553,414
Gregory S. Christenson	1,530,000	1,218,859	724,663	50,000	3,523,522
Blaine E. McPeak	2,700,000	3,796,023	2,184,806	50,000	8,730,829
Bernard P.J. Deryckere	3,507,932	2,151,347	1,236,566	367,348	7,263,193
Kevin C. Yost	2,035,000	2,867,742	2,329,011	50,000	7,281,753
Kelly J. Haecker	1,700,000	1,395,743	927,689	50,000	4,073,432

(1)	The table above presents the potential estimated payments to each Named Executive Officer if he had been involuntarily terminated without cause, or if he had voluntarily terminated his employment for good reason, as defined in the plan, as of December 31, 2016, the last day of the fiscal year. If the Named Executive Officer’s employment had terminated due to death, disability or retirement (after reaching age 65, or after 10 years of service and after reaching age 55), then (i) he would have received a payout under the 2016 STI Plan based on actual performance, but prorated for his period of active service, and (ii) all unvested RSUs and stock options would have vested in full. In the event of an executive’s disability or retirement (after reaching age 65, or after 10 years of service and after reaching age 55), the PSUs would continue to vest for the remaining performance periods and be paid out based on actual performance. In the event of an executive’s death, the PSUs would vest at target level of performance for the performance period in which the death occurred.

(2)	For Messrs. Engles, Christenson, McPeak, Yost and Haecker, represents two times the sum of such Named Executive Officer’s base salary and target short-term incentive payment for 2016. For Mr. Deryckere, represents three times the sum of his base salary, target short-term incentive payment and top hat payment for 2016. Each of Messrs. Engles, Christenson, McPeak, Yost and Haecker also would be entitled to receive a pro-rated payment under our STI Plan for the fiscal year in which termination occurred, based on actual results. We have not included a value for the 2016 STI payments in the table above because the table assumes a termination as of December 31, 2016 so each executive would be entitled to receive 100% of the actual 2016 STI Plan payout. See the “Summary Compensation Table for 2016” for the amounts paid to each Named Executive Officer pursuant to our 2016 STI Plan.

(3)	Represents the payout of RSUs and PSUs scheduled to vest in the 36 months for Mr. Engles (and 24 months for the other Named Executive Officers) after December 31, 2016 in accordance with the terms of the Executive Severance Plan. The amounts are based on the average WhiteWave’s closing stock prices for the 30 days following December 31, 2016 ($55.38). Under the terms of the PSU award agreements, upon an involuntary termination other than for cause, the PSUs continue to vest through the performance period and the terminated executive will vest in the PSUs based on actual performance, prorated based on the number of full months of the executive’s active employment during the performance period. For purposes of this table, PSUs are reported at the maximum performance level, prorated through December 31, 2016.

(4)	Represents the payout of stock options and, for Mr. Deryckere, SARs scheduled to vest in the 36 months for Mr. Engles (and 24 months for the other Named Executive Officers) after December 31, 2016 based on the average of WhiteWave’s closing stock prices for the 30 days following December 31, 2016 ($55.38).

(5)	For Messrs. Engles, Christenson, McPeak, Yost and Haecker, represents the value of outplacement services and medical coverage. For Mr. Engles, also includes the estimated cost of providing office and administrative support for 24 months post termination. For Mr. Deryckere’s, represents certain benefits to which he is entitled under his employment agreement, including the continuation of life insurance and other premiums, a car allowance and other benefits for three years post termination. Mr. Deryckere’s agreement also provides that, in consideration for a two-year non-compete and non-solicitation period (unless the non-compete is waived by us), he is entitled to an additional payment equal to one-half of the compensation that he would have earned over the non-compete period, which is estimated to be $1,291,760 and is not reflected in the table above.

DIRECTOR COMPENSATION

Following is a description of WhiteWave’s 2016 compensation program for non-management directors. Directors who are WhiteWave employees do not receive compensation for their services as directors. The objectives of our director compensation program are to offer compensation that is competitive with the compensation paid by peer companies so that we may attract and retain qualified candidates for Board service and to reinforce our practice of encouraging stock ownership by our directors. The Compensation Committee regularly reviews the compensation paid to non-management directors and recommends changes to the Board of Directors, as appropriate. In 2016, the Compensation Committee asked its independent compensation consultant to evaluate WhiteWave’s director compensation program relative to the programs of peer companies. Based on this evaluation, the Committee concluded that, relative to its peers, WhiteWave’s mix of director compensation is weighted heavily towards equity versus cash compensation, WhiteWave’s program is generally competitive with the broader market and WhiteWave’s stock ownership requirements for directors are rigorous. No changes were made to the program in 2016. The following table sets forth the annual Board and Committee cash and equity retainers. Directors do not receive any meeting or attendance fees.

	Cash Retainer(1)	Restricted Stock Units or Stock Options(2)
All non-management directors	$100,000	$120,000
Additional compensation:
Lead Director	$25,000	—
Audit Committee Chair	$15,000	—
Compensation Committee Chair	$15,000	—
Nominating and Corporate Governance Committee Chair	$10,000	—

(1)	All cash retainers are paid quarterly in arrears and on a pro rata basis. For 2016, directors were entitled to elect to receive the cash portion of their annual retainer in the form of restricted stock units (“RSU”) and/or restricted stock awards (“RSA”) rather than in cash. If a director made this election, he or she received an RSU or an RSA with a value equal to 150% of the cash portion of the retainer specified by the director, determined based on the closing price of WhiteWave common stock on the grant date. Shares of common stock represented by RSAs have full voting and distribution rights from the grant date. The portion of any RSU or RSA that is unvested at the time a director’s service to the Company terminates, other than upon expiration of his or her current term, is subject to forfeiture.

(2)	Each non-management director receives an annual equity grant valued at $120,000. For 2016, directors were entitled to elect to receive this annual equity grant in the form of stock options, RSUs or a combination of both.

All annual awards of RSUs, RSAs and stock options to our non-management directors are granted on the same date that our executive officers and other key employees receive annual equity grants, and are calculated based on the closing price of our common stock on the grant date. Beginning in 2016, all RSU, RSA and stock option awards granted to directors vest in full on the one-year anniversary of the grant date. Prior to 2016, all RSU, RSA and stock option awards granted to directors vested pro-rata over the three years after the grant date.

Director Compensation for 2016

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)(3)	Option Awards($)(3)(4)	Total ($)
Michelle P. Goolsby	172,500	119,999	—	292,499
Stephen L. Green	172,500	—	120,003	292,503
Joseph S. Hardin, Jr.	187,500	60,018	59,996	307,514
Anthony J. Magro	168,750	—	134,998	303,748
Mary E. Minnick (5)	150,000	—	120,003	270,003
W. Anthony Vernon	168,750	60,018	74,990	303,758
Doreen A. Wright	110,000	119,999	—	229,999

(1)	Represents the amount of cash compensation earned by each non-management director in 2016 for service on the Board and committees of the Board, including the following cash retainers that the directors elected to receive in RSUs or RSAs in lieu of cash, which were issued with a value equal to 150% of the foregone cash retainer: Ms. Goolsby ($115,000), Mr. Green ($115,000), Mr. Hardin ($125,000), Mr. Magro ($112,500), Ms. Minnick ($100,000) and Mr. Vernon ($112,500).

(2)	Represents the aggregate grant date fair value of RSUs computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 related to “Compensation—Stock Compensation” as of the grant date of February 15, 2016. The aggregate grant date fair value of the RSUs is equal to the closing price of the Company’s common stock on February 15, 2016 multiplied by the number of RSUs awarded.

(3)	The following table shows the aggregate number of outstanding RSAs, RSUs and stock options as of December 31, 2016 held by each non-management director serving on the Board during 2016.

	RSA Awards (#)	RSU Awards (#)	Option Awards (#)
Michelle P. Goolsby	—	11,056	79,344
Stephen L. Green	—	12,278	125,865
Joseph S. Hardin, Jr.	—	29,826	138,189
Anthony J. Magro	—	4,673	12,093
Mary E. Minnick	—	—	—
W. Anthony Vernon	4,156	2,144	6,602
Doreen A. Wright	—	6,864	35,354

(4)	Represents the aggregate grant date fair value of options to purchase WhiteWave stock computed in accordance with ASC Topic 718 related to “Compensation—Stock Compensation” as of the grant date of each award. The assumptions used in valuing the stock options are described under the caption “Stock Options” in Note 11 to the Consolidated Financial Statements included within the 2016 Form 10-K.

(5)	Mary E. Minnick retired from the Board as of the annual stockholders meeting held on May 12, 2016.

Director Stock Ownership Guidelines

Our Corporate Governance Principles establish stock ownership guidelines for our non-management directors. Pursuant to such Principles, within five years of joining our Board of Directors, all non-management directors are expected to own common stock of the Company having a value of at least three times the director’s annual retainer paid for service on our Board of Directors (not including additional retainers paid to the Lead Director or committee chairs). For purposes of these Principles, a director is deemed to “own” beneficially owned shares of common stock, as well as RSAs and RSUs, whether or not any applicable restrictions have lapsed, but not unexercised stock options, whether vested or unvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF WHITEWAVE COMMON STOCK BY DIRECTORS

AND EXECUTIVE OFFICERS

This table includes information regarding the amount of common stock beneficially owned as of March 20, 2016 by WhiteWave’s directors and director nominees, Named Executive Officers and all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise noted, the persons and entities in these tables have sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws where applicable.

The percentages in the tables below are based on 177,683,543 shares of WhiteWave common stock outstanding as of March 20, 2017.

Name of beneficial owner	Number of shares of common stock beneficially owned(1)		Options Currently Exercisable or Exercisable within 60 days(1)	Percentage of shares of common stock beneficially owned
Gregg L. Engles	2,238,063	(2)	4,906,293	4.0%
Gregory S. Christenson	13,998		63,522	*
Blaine E. McPeak	174,354		840,682	*
Bernard P.J. Deryckere	36,722		107,838	*
Kevin C. Yost	66,958		68,788	*
Kelly J. Haecker	239,828		42,276	*
Michelle P. Goolsby	36,556		79,344	*
Stephen L. Green	201,385	(3)	125,865	*
Joseph S. Hardin, Jr.	231,462	(4)	136,541	*
Anthony J. Magro (5)	4,673		12,093	*
W. Anthony Vernon (5)	4,156		6,602	*
Doreen A. Wright	37,517		35,354	*
All current directors, named executive officers and other executive officers as a group (15 persons)	3,631,739		7,001,098	5.98%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)	All restricted stock units and stock options immediately vest if an employee retires after reaching age 55 and after completing 10 years of service. Pursuant to this provision, the table above includes all equity awards held by Mr. Engles and two other executive officers who are retirement eligible because such awards would vest and become exercisable if such executive officers elects to retire. Also includes restricted stock units that have vested for each of Messrs. Green, Hardin and Magro, but for which such directors have deferred receipt until he no longer is a member of WhiteWave’s board of directors.

(2)	Includes (a) 1,505,660 shares of common stock held by two family limited partnerships with respect to which Mr. Engles, as the sole owner and manager of the general partner of the limited partnership, has the right to make voting and investment decisions, and (b) 54,066 shares of common stock subject to unvested restricted stock units. Mr. Engles disclaims beneficial ownership of all shares held by the family limited partnership, except to the extent of his pecuniary interests in such partnerships.

(3)	Includes 123,726 shares of common stock held by an irrevocable descendants’ trust, of which Mr. Green’s children are the beneficiaries. Mr. Green disclaims beneficial ownership of all shares held by the trust except to the extent of his pecuniary interest in the trust, if any.

(4)	Includes 3,452 shares of common stock held by a family trust, of which Mr. Hardin’s sister is the beneficiary. Mr. Hardin is the trustee and disclaims beneficial ownership of all shares held by the trust except to the extent of his pecuniary interest in the trust, if any.

(5)	Messrs. Magro and Vernon joined WhiteWave’s Board of Directors in January 2016.

OWNERSHIP OF WHITEWAVE COMMON STOCK BY CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding each person who we believe, based on such person’s SEC filings, beneficially owned more than 5% of WhiteWave’s outstanding common stock as of March 20, 2017. The percentages in the table below are based on 177,255,407 shares of common stock of WhiteWave outstanding as of December 31, 2016.

Name and address of beneficial owner	Number of shares of common stock beneficially owned	Percentage of shares of common stock beneficially owned
BlackRock, Inc. (1) 55 East 52nd Street New York, NY 10022	14,443,243	8.1%

The Vanguard Group (2) 100 Vanguard Blvd. Malvern, PA 19355	14,020,950	7.91%

(1)	Based solely on a review of a Schedule 13G/A filed with the SEC on January 27, 2017, as of December 31, 2016, BlackRock, Inc. beneficially owned 14,443,243 shares of our common stock and has sole dispositive power with respect to 14,443,009 of such shares and sole voting power with respect to 13,298,757 of such shares.

(2)	Based solely on a review of a Schedule 13G/A filed with the SEC on February 10, 2017, as of December 31, 2016, The Vanguard Group beneficially owned 14,020,950 shares of our common stock, of which it has sole voting power with respect to 143,363 shares, shared voting power with respect to 31,988 shares, sole dispositive power with respect to 13,845,499 shares and shared dispositive power with respect to 175,451 shares.

Change in Control – Agreement to be acquired by Danone S.A.

As described in our 2016 Form 10-K and elsewhere in this Form 10-K/A, on July 6, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we will be acquired by Danone S.A., a leading global food company headquartered in Paris, France. The Merger Agreement provides that, in accordance with the terms and conditions of the Merger Agreement, July Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Danone (“Merger Sub”) will be merged with and into WhiteWave (the “Merger”) with WhiteWave continuing as the surviving corporation. At the effective time of the Merger, WhiteWave will become a wholly-owned indirect subsidiary of Danone and each share of WhiteWave common stock that is issued and outstanding automatically will be cancelled and converted into the right to receive $56.25 in cash, without interest.

The closing of the Merger is subject to the satisfaction of customary conditions, including the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). The United States Department of Justice (“DOJ”) continues to review the Merger under the HSR Act. As we previously announced, each of WhiteWave and Danone elected on January 6, 2017 to extend the Long Stop Date under the Merger Agreement by 90 days to facilitate the completion of the DOJ’s review. We are targeting completion of the merger in first quarter 2017, although there can be no assurance regarding timing of completion of regulatory processes. Except for this pending merger with Danone S.A., there are no arrangements known to WhiteWave that may result in a change in control of WhiteWave upon the occurrence of some future event. Additional information regarding the merger agreement and the proposed merger is contained in the 2016 Form 10-K, “Item 1. Business” and “Item 1A. Risk Factors— Risk Related to Our Pending Merger with Danone S.A.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

Under our Code of Ethics, all of our directors, officers and employees are expected to make business decisions and take actions based upon the best interests of WhiteWave and not based upon personal relationships or benefits. In addition, our Board of Directors has adopted a Related Party Transaction Policy regarding the review and approval of transactions involving certain persons that SEC regulations require to be disclosed in proxy statements, which are commonly referred to as “related person transactions.” A “related person” for these purposes includes our directors and executive officers, any person who is known to be the beneficial owner of more than 5% of our common stock and any entity in which any of the foregoing persons has a greater than 10% ownership interest.

Under our Related Party Transaction Policy, the Audit Committee of WhiteWave’s Board of Directors is responsible for reviewing and approving any related person transactions and will consider factors it deems appropriate, including: the nature of the interest of the related person in the transaction; the approximate dollar amount involved in the transaction, including the amount payable to the related person; whether the transaction may involve a conflict of interest; and the purpose of the transaction and any potential benefits to WhiteWave. The Audit Committee will approve only those transactions that are in, or are not inconsistent with, the best interests of the Company and our stockholders, as the Audit Committee determines in good faith in accordance with its business judgment.

Any transaction proposed to be entered into by WhiteWave with a related person must be reported to our General Counsel and reviewed and approved by the Audit Committee, in accordance with the terms of our Related Party Transaction Policy, prior to effectiveness or consummation of the transaction. If advance approval by the Audit Committee is not practicable under the circumstances, the Chair of the Audit Committee may approve the transaction, subject to ratification by the full committee at its next meeting. Any transaction with a related person previously approved by the Audit Committee that is ongoing in nature shall be reviewed by the Audit Committee annually. There have been no related person transactions since January 1, 2016 to report in this Form 10-K/A.

Independence of Directors

Our Board of Directors has affirmatively determined, upon recommendation of the Nominating and Corporate Governance Committee, that all of the members of our Audit, Compensation and Nominating and Corporate Governance Committees are independent as defined under the rules of the NYSE and in accordance with our Corporate Governance Principles. The Board also has determined that all members of the Audit Committee meet the independence requirements contemplated by NYSE rules and Rule 10A-3 under the Exchange Act and, in determining the independence of all members of our Compensation Committee, the Board took into account the additional independence considerations required by NYSE rules and Rule 10C-1 of the Exchange Act relating to compensation committee service.

Communications with our Board of Directors

If our stockholders or other interested parties wish to contact our Lead Director or any other member of our Board of Directors on a Board-related issue, they may write to him or her in care of Roger E. Theodoredis, Corporate Secretary, at The WhiteWave Foods Company, 1225 Seventeenth Street, Suite 1000, Denver, CO 80202. Relevant communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication. Communications that are unrelated to the duties and responsibilities of the Board will not be forwarded, such as business solicitations or advertisements, junk mail, mass mailings and spam, new product suggestions, product complaints or inquiries, resumes and other forms of job inquiries, or surveys. In addition, material that is threatening, illegal or similarly unsuitable will be excluded. Any communication that is screened as described above will be made available to any director upon his or her request.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP has served as WhiteWave’s independent auditor since its formation in 2012. In addition to performing the audit of WhiteWave’s consolidated financial statements, Deloitte & Touche also provides various other services to WhiteWave. All of the services provided by Deloitte & Touche to WhiteWave in 2016 were pre-approved by the Audit Committee. The aggregate fees and reimbursable expenses billed to WhiteWave and its subsidiaries by Deloitte & Touche in 2016 and 2015 were as follows:

	2016	2015
Audit Fees (1)	$3,263,578	$2,901,277
Audit-Related Fees (2)	352,886	1,815,747
Tax Fees (3)	345,066	269,894
All Other Fees (4)	105,000	291,761

Total	$4,066,530	$5,278,679

(1)	“Audit Fees” includes fees and expenses billed for the audit of WhiteWave’s consolidated financial statements for stand-alone reporting purposes, review of financial statements included in WhiteWave’s quarterly reports on Form 10-Q, and services provided in connection with statutory audits.

(2)	“Audit-Related Fees” includes fees billed for services that are reasonably related to the performance of the audit or review of WhiteWave’s financial statements and are not reported above under the caption “Audit Fees.” These fees include services for due diligence on acquisitions and divestitures, and services provided in connection with SEC consents.

(3)	“Tax Fees” includes fees billed for services that are related to tax compliance and advice, including international tax consulting.

(4)	“All Other Fees” includes fees and expenses primarily related to advice regarding evaluations of the environmental impact of certain products.

The Audit Committee has sole authority to engage and determine the compensation of the Company’s independent auditor. The Audit Committee also is directly responsible for evaluating the independent auditor, reviewing and evaluating the lead partner of the independent auditor, and overseeing the work of the independent auditor. The Audit Committee annually pre-approves services to be provided by Deloitte & Touche, and also considers and is required to pre-approve the engagement of Deloitte & Touche for the provision of other services during the year. In addition to conducting WhiteWave’s 2016 audit, the Audit Committee has pre-authorized Deloitte & Touche to provide services to WhiteWave in connection with the following types of audit-related and tax matters:

Audit-Related Engagements

•	Audit of the financial statements for any subsidiary or other combined financial statements of WhiteWave, as requested;

•	Work performed in connection with registration statements such as due diligence procedures, issuance of comfort letters, consents and assistance responding to SEC comment letters;

•	Due diligence services related to potential acquisitions and divestitures of businesses, including tax structuring and related advice; and

•	Post-acquisition review of acquired business financial statements (including purchase accounting issues).

Tax Engagements

•	U.S. federal, state, local and international tax planning and advice regarding the tax consequences of proposed or actual transactions;

•	Assistance with U.S. federal, state, local and international income, franchise and other tax filings (such as preparation of returns and related matters);

•	Advice on tax audits;

•	Tax structuring and related advice in connection with potential restructurings;

•	Transfer pricing and cost segregation studies; and

•	Tax advice regarding new statutory, regulatory or administrative developments.

Other

•	Participation in Deloitte-sponsored benchmarking surveys, educational, informational, or other activities;

•	Use of Deloitte financial reporting compliance checklists;

•	Subscription service for use of Deloitte’s accounting research tool; and

•	Advisory services related to the Company’s environmental, general sustainability and packaging analyses.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements required to be filed in our Annual Report on Form 10-K are included in the 2016 Form 10-K. The exhibits filed as a part of this Form 10-K/A are listed in the Exhibit Index immediately following the signature page to this report.

Annex A

The WhiteWave Foods Company

GAAP to Non-GAAP Reconciliation

(Unaudited)

	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016	Footnotes
Net Sales
GAAP	$2,289.4	$2,542.1	$3,436.6	$3,866.3	$4,198.1
Pro Forma Adjustments	19.7	—	—	—	—	(a)
Adjustments	(3.6)	—	—	0.8	—	(f)(g)

Non-GAAP	$2,305.5	$2,542.1	$3,436.6	$3,867.1	$4,198.1

Operating Income
GAAP	$180.3	$157.4	$266.7	$332.2	$401.7
Pro Forma Adjustments	(15.9)	—	—	—	—	(a)(b)(c)
Adjustments	8.7	51.7	36.9	43.3	21.3	(f)(g)(h)(j)

Non-GAAP	$173.1	$209.1	$303.6	$375.5	$423.0

Diluted Earnings Per Share
GAAP	$0.73	$0.57	$0.79	$0.94	$1.18
Pro Forma Adjustments	(0.19)	—	—	—	—	(a)(b)(c)(d)(e)(l)
Adjustments	0.06	0.17	0.16	0.18	0.11	(e)(f)(g)(h)(i)(j)(l)

Non-GAAP	$0.6	$0.74	$0.95	$1.12	$1.29
Non-GAAP, Excluding China J.V.	$0.6	$0.74	$1.00	$1.19	$1.35	(k)

The adjusted results differ from the Company’s results under GAAP due to the following:

(a)	The adjustment reflects:

i.	An agreement with two wholly-owned Dean Foods subsidiaries, Suiza Dairy Group, LLC (“Suiza Dairy”) and Dean Dairy Holdings, LLC (“Dean Dairy”), pursuant to which those subsidiaries continued to sell and distribute certain WhiteWave products. This agreement modified our historical intercompany arrangements and reflects new pricing. The net effect of the agreement is an estimated increase in total net sales and an estimated increase in cost of sales of $19.7 million and $7.0 million for the year ended December 31, 2012.

ii.	Manufacturing agreements with (1) Morningstar pursuant to which Morningstar continued manufacturing various WhiteWave products on our behalf and (2) Suiza Dairy and Dean Dairy pursuant to which they continued manufacturing WhiteWave fresh organic milk products on our behalf. The agreements modified our historical intercompany arrangements and reflect new pricing. The net effect of the agreements is an estimated increase in cost of sales of $1.9 million for the year ended December 31, 2012.

(b)	The adjustment reflects the elimination of $36.0 million of license income associated with our intellectual property license agreement with Morningstar for the year ended December 31, 2012. In connection with our initial public offering, this agreement was terminated and we transferred the intellectual property subject to this license agreement to Morningstar.

(c)	The adjustment reflects the recurring impact on stock compensation expense for grants to the Company’s Named Executive Officers and other executives made in connection with our initial public offering (the “IPO grants”) of $8.2 million and the elimination of non-recurring transaction costs we incurred in connection with our initial public offering of $17.5 million for the year ended December 31, 2012.

(d)	The adjustment reflects:

i.	Elimination of $10.5 million of interest expense for the year ended December 31, 2012 related to the allocation of indebtedness of our former parent, Dean Foods Company, prior to our initial public offering.

ii.	Expected proforma annual interest expense on our established indebtedness at the time of our initial public offering of $17.8 million for the year ended December 31, 2012.

iii.	Elimination of interest income associated with our loan agreement with Morningstar related to the license income under the intellectual property license agreement of $6.4 million for the year ended December 31, 2012.

(e)	The adjustment reflects:

i.	Applying the 35% U.S. federal statutory tax rate to the pro forma adjustments for the year ended December 31, 2012.

ii.	Adjustments to income tax expense required to arrive at an adjusted effective tax rate on adjusted income before taxes in the amounts of:

•	$(0.7) million for the year ended December 31, 2012.

•	$18.7 million for the year ended December 31, 2013.

•	$14.4 million for the year ended December 31, 2014.

•	$18.4 million for the year ended December 31, 2015.

•	$8.2 million for the year ended December 31, 2016.

(f)	The adjustment reflects:

i.	A transitional sales agreement with Morningstar pursuant to which Morningstar transferred back to us responsibility for sales and associated costs of certain WhiteWave products. The net effect of the agreement is an estimated increase in total net sales of $21.6 million for the year ended December 31, 2012.

ii.	A transitional sales agreement with Morningstar pursuant to which we transferred to Morningstar responsibility for the sales and associated costs of our aerosol whipped topping and other non-core products. The net effect of the agreement is a decrease in total net sales, a decrease in cost of sales, and a decrease in selling and distribution expense of $25.2 million, $16.5 million, and $1.6 million, respectively; for the year ended December 31, 2012.

(g)	The adjustment reflects:

i.	Elimination of the historical corporate costs allocated to us by Dean Foods of $33.7 million for the year ended December 31, 2012.

ii.	Elimination of the non-cash impact on stock compensation expense for the IPO grants.

•	$9.7 million for the year ended December 31, 2012.

•	$10.9 million for the year ended December 31, 2013.

•	$12.3 million for the year ended December 31, 2014.

•	$13.2 million for the year ended December 31, 2015.

•	$1.0 million for the year ended December 31, 2016.

iii.	The inclusion of estimated stand-alone public company costs, including the costs of corporate services currently provided by Dean Foods of $50.4 million for the year ended December 31, 2012.

iv.	Elimination of other non-recurring transition costs.

•	$1.2 million for the year ended December 31, 2012.

•	$6.8 million for the year ended December 31, 2013.

•	$0.9 million for the year ended December 31, 2014.

v.	Elimination of non-recurring transaction costs related to the July 2013 Dean Foods offering of our shares of $1.4 million for the year ended December 31, 2013.

vi.	Elimination of non-recurring purchase accounting adjustments, transaction and integration costs or income related to merger and acquisition activities and other investments, which includes costs related to the planned merger with Danone.

•	$8.3 million for the year ended December 31, 2013.

•	$14.9 million ($0.8 million for Americas Foods & Beverages, $14.1 million for Corporate) for the year ended December 31, 2014.

•	$27.4 million ($25.0 million for Americas Foods & Beverages, $0.3 million for Europe Foods & Beverages, $2.1 million for Corporate) for the year ended December 31, 2015.

•	$35.1 million ($15.8 million for Americas Foods & Beverages and $19.3 million for Corporate) for the year ended December 31, 2016.

(h)	The adjustment reflects:

i.	The adjustment reflects elimination of the (income)/expense related to the mark-to-market adjustments on our interest rate hedges, amortization of forward points on foreign exchange contracts and other non-cash adjustments, which are excluded from operating income.

•	$1.2 million for the year ended December 31, 2012.

•	$(3.4) million for the year ended December 31, 2013.

•	$5.3 million for the year ended December 31, 2014.

•	$6.3 million for the year ended December 31, 2015.

•	$6.2 million for the year ended December 31, 2016.

ii.	The adjustment reflects (income)/expense related to the mark-to-market adjustment on commodity hedges of $9.9 million for the year ended December 31, 2014, $2.8 million for the year ended December 31, 2015 and $(14.8) million for the year ended December 31, 2016, which are included in operating income.

(i)	The adjustment reflects elimination of expense related to debt issuance costs written off as a result of the debt modification of $0.8 million for the year ended December 31, 2014 and $1.5 million for the year ended December 31, 2015.

(j)	The adjustment reflects elimination of asset disposal and exit costs and subsequent adjustments:

i.	Elimination of the loss on assets held for sale related to the Company’s intention to sell the operations of its soy-based meat alternative business located in the Netherlands of $9.8 million for the year ended December 31, 2013.

ii.	Elimination of the non-cash write-down of the assets of the dairy farm located in Idaho.

•	$11.1 million for the year ended December 31, 2013.

•	$(0.4) million for the year ended December 31, 2014.

iii.	Elimination of restructuring costs in connection with the sale of the dairy farm located in Idaho.

•	$3.3 million for the year ended December 31, 2013.

•	$(0.7) million for the year ended December 31, 2014.

(k)	The adjustment reflects:

i.	The adjustment reflects the elimination of costs incurred to manage our China Joint Venture investment.

•	$5.7 million ($3.7 million, net of tax) for the year ended December 31, 2014.

•	$3.7 million ($2.5 million, net of tax) for the year ended December 31, 2015.

•	$3.9 million ($2.7 million, net of tax) for the year ended December 31, 2016.

ii.	The adjustment reflects the elimination of the loss incurred on the investment in the China Joint Venture.

•	$6.0 million for the year ended December 31, 2014.

•	$10.7 million for the year ended December 31, 2015.

•	$8.5 million for the year ended December 31, 2016.

(l)	The number of shares used to compute diluted earnings per share, including the dilutive impact of stock options and RSUs:

•	153,770,497 for GAAP and Pro Forma Adjustments and 173,000,109 for Adjustments for the year ended December 31, 2012. Included within Diluted Earnings Per Share Pro Forma Adjustments of ($0.19) for the year ended December 31 2012, is a ($0.07) dilutive earnings per share impact as a result in the change of shares outstanding.

•	174,581,468 for GAAP and Adjustments for the year ended December 31, 2013.

•	177,949,916 for GAAP and Adjustments for the year ended December 31, 2014.

•	180,084,949 for GAAP and Adjustments for the year ended December 31, 2015.

•	181,174,379 for GAAP and Adjustments for the year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WHITEWAVE FOODS COMPANY

By:	/s/ James T. Hau
James T. Hau
Vice President and Chief Accounting Officer

Dated March 28, 2017

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002